Form 10-Q
period 2016-06-30
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2016-07-29
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

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

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	July 25, 2016
Common Stock, $0.01 par value	75,534,086

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This periodic report on Form 10-Q, or this Report, combines the quarterly reports for the quarter ended June 30, 2016 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is its sole general partner. Mid-America Apartment Communities, Inc. and its 94.8% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2016, MAA owned 75,524,086 units (or approximately 94.8%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time-to-time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued for conversion at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its entity affiliates) may require us to redeem their OP Units, from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

In order to highlight the material differences between MAA and the Operating Partnership, this Report includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the consolidated financial statements in Item 1 of this Report;

•
certain accompanying notes to the financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; Note 4 - MAA Equity and Note 5 - MAALP Capital; and Note 9 - Shareholders' Equity of MAA and Note 10 - Partners' Capital of MAALP; and

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(Unaudited)
(Dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets:
Real estate assets:
Land	$943,179	$926,532
Buildings and improvements	7,096,432	6,939,288
Furniture, fixtures and equipment	245,607	228,157
Development and capital improvements in progress	53,509	44,355
	8,338,727	8,138,332
Less accumulated depreciation	(1,628,891)	(1,482,368)
	6,709,836	6,655,964

Undeveloped land	40,514	51,779
Corporate properties, net	9,390	8,812
Investments in real estate joint ventures	50	1,811
Real estate assets, net	6,759,790	6,718,366

Cash and cash equivalents	26,279	37,559
Restricted cash	25,131	26,082
Deferred financing costs, net	4,587	5,232
Other assets	51,987	58,935
Goodwill	1,607	1,607
Total assets	$6,869,381	$6,847,781

Liabilities and equity:
Liabilities:
Unsecured notes payable	$2,246,227	$2,141,332
Secured notes payable	1,243,198	1,286,236
Accounts payable	7,464	5,922
Fair market value of interest rate swaps	11,760	10,358
Accrued expenses and other liabilities	218,658	226,237
Security deposits	12,386	11,623
Total liabilities	3,739,693	3,681,708

Redeemable stock	10,369	8,250

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,524,086 and 75,408,571 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (1)	754	753
Additional paid-in capital	3,630,094	3,627,074
Accumulated distributions in excess of net income	(670,954)	(634,141)
Accumulated other comprehensive loss	(4,150)	(1,589)
Total MAA shareholders' equity	2,955,744	2,992,097
Noncontrolling interest	163,575	165,726
Total equity	3,119,319	3,157,823
Total liabilities and equity	$6,869,381	$6,847,781

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the condensed consolidated balance sheet. The number of shares classified as redeemable stock on the condensed consolidated balance sheet at June 30, 2016 and December 31, 2015 are 98,142 and 90,844, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenues:
Rental revenues	$249,326	$236,165	$494,991	$471,106
Other property revenues	22,910	22,726	46,261	46,337
Total operating revenues	272,236	258,891	541,252	517,443
Property operating expenses:
Personnel	25,858	25,872	51,055	51,533
Building repairs and maintenance	7,680	7,778	13,779	14,403
Real estate taxes and insurance	34,729	32,805	69,900	66,126
Utilities	22,244	21,596	44,380	43,673
Landscaping	5,673	5,687	10,994	11,132
Other operating	6,771	7,118	13,728	14,638
Depreciation and amortization	75,742	74,396	150,870	147,508
Total property operating expenses	178,697	175,252	354,706	349,013
Acquisition expense	421	1,159	1,134	1,499
Property management expenses	8,310	6,986	17,313	15,478
General and administrative expenses	7,014	6,657	13,596	13,224
Income from continuing operations before non-operating items	77,794	68,837	154,503	138,229
Interest and other non-property income (expense)	62	29	94	(180)
Interest expense	(32,039)	(30,433)	(64,250)	(61,281)
(Loss) gain on debt extinguishment	—	(3)	3	(3,379)
Net casualty gain after insurance and other settlement proceeds	1,760	510	813	490
Gain on sale of depreciable real estate assets	68	105,182	823	135,410
Gain on sale of non-depreciable real estate assets	543	172	2,170	172
Income before income tax expense	48,188	144,294	94,156	209,461
Income tax expense	(457)	(398)	(745)	(907)
Income from continuing operations before joint venture activity	47,731	143,896	93,411	208,554
(Loss) gain from real estate joint ventures	(101)	(23)	27	(4)
Consolidated net income	47,630	143,873	93,438	208,550
Net income attributable to noncontrolling interests	2,486	7,574	4,881	10,984
Net income available for MAA common shareholders	$45,144	$136,299	$88,557	$197,566

Earnings per common share - basic:
Net income available for common shareholders	$0.60	$1.81	$1.17	$2.62

Earnings per common share - diluted:
Net income available for common shareholders	$0.60	$1.81	$1.17	$2.62

Dividends declared per common share	$0.82	$0.77	$1.64	$1.54

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Consolidated net income	$47,630	$143,873	$93,438	$208,550
Other comprehensive income:
Unrealized (loss) gain from the effective portion of derivative instruments	(1,314)	1,804	(5,019)	(2,543)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,131	1,791	2,317	3,983
Total comprehensive income	47,447	147,468	90,736	209,990
Less: comprehensive income attributable to noncontrolling interests	(2,477)	(7,764)	(4,740)	(11,060)
Comprehensive income attributable to MAA	$44,970	$139,704	$85,996	$198,930

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$93,438	$208,550
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(110)	(820)
Depreciation and amortization	151,114	147,765
Stock compensation expense	3,958	2,763
Redeemable stock expense	282	560
Amortization of debt premium and debt issuance costs	(5,096)	(8,517)
(Gain) loss from investments in real estate joint ventures	(27)	6
Loss on debt extinguishment	—	2,785
Derivative interest credit	(1,295)	(1,021)
Gain on sale of non-depreciable real estate assets	(2,170)	(172)
Gain on sale of depreciable real estate assets	(823)	(135,410)
Net casualty gain and other settlement proceeds	(813)	(490)
Changes in assets and liabilities:
Restricted cash	951	1,720
Other assets	4,130	8,562
Accounts payable	1,542	344
Accrued expenses and other	(7,567)	(1,204)
Security deposits	702	1,109
Net cash provided by operating activities	238,216	226,530
Cash flows from investing activities:
Purchases of real estate and other assets	(130,597)	(161,892)
Normal capital improvements	(44,417)	(48,099)
Construction capital and other improvements	(3,288)	(3,873)
Renovations to existing real estate assets	(17,719)	(12,747)
Development	(29,156)	(14,420)
Distributions from real estate joint ventures	1,793	6
Contributions to real estate joint ventures	—	(30)
Proceeds from disposition of real estate assets	38,001	238,849
Funding of escrow for future acquisitions	—	(26,945)
Net cash used in investing activities	(185,383)	(29,151)
Cash flows from financing activities:
Net change in credit lines	105,000	(16,115)
Principal payments on notes payable	(37,261)	(55,199)
Payment of deferred financing costs	(141)	(178)
Repurchase of common stock	(1,742)	(945)
Proceeds from issuances of common shares	628	184
Exercise of stock options	—	420
Distributions to noncontrolling interests	(6,823)	(6,443)
Dividends paid on common shares	(123,774)	(115,726)
Net cash used in financing activities	(64,113)	(194,002)
Net (decrease) increase in cash and cash equivalents	(11,280)	3,377
Cash and cash equivalents, beginning of period	37,559	26,653
Cash and cash equivalents, end of period	$26,279	$30,030

Supplemental disclosure of cash flow information:
Interest paid	$71,092	$71,596
Income taxes paid	$1,544	$2,051
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$158	$184
Accrued construction in progress	$10,781	$11,165
Interest capitalized	$708	$964
Marked-to-market adjustment on derivative instruments	$(1,407)	$2,484

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(Unaudited)
(Dollars in thousands, except unit data)

	June 30, 2016	December 31, 2015
Assets:
Real estate assets:
Land	$943,179	$926,532
Buildings and improvements	7,096,432	6,939,288
Furniture, fixtures and equipment	245,607	228,157
Development and capital improvements in progress	53,509	44,355
	8,338,727	8,138,332
Less accumulated depreciation	(1,628,891)	(1,482,368)
	6,709,836	6,655,964

Undeveloped land	40,514	51,779
Corporate properties, net	9,390	8,812
Investments in real estate joint ventures	50	1,811
Real estate assets, net	6,759,790	6,718,366

Cash and cash equivalents	26,279	37,559
Restricted cash	25,131	26,082
Deferred financing costs, net	4,587	5,232
Other assets	51,987	58,935
Goodwill	1,607	1,607
Total assets	$6,869,381	$6,847,781

Liabilities and Capital:
Liabilities:
Unsecured notes payable	$2,246,227	$2,141,332
Secured notes payable	1,243,198	1,286,236
Accounts payable	7,464	5,922
Fair market value of interest rate swaps	11,760	10,358
Accrued expenses and other liabilities	218,658	226,237
Security deposits	12,386	11,623
Due to general partner	19	19
Total liabilities	3,739,712	3,681,727

Redeemable units	10,369	8,250

Capital:
General partner: 75,524,086 OP Units outstanding at June 30, 2016 and 75,408,571 OP Units outstanding at December 31, 2015 (1)	2,960,045	2,993,696
Limited partners: 4,159,003 OP Units outstanding at June 30, 2016 and 4,162,996 OP Units outstanding at December 31, 2015 (1)	163,575	165,726
Accumulated other comprehensive loss	(4,320)	(1,618)
Total capital	3,119,300	3,157,804
Total liabilities and capital	$6,869,381	$6,847,781

(1)
Number of units outstanding represents total OP Units regardless of classification on the condensed consolidated balance sheet. The number of units classified as redeemable units on the condensed consolidated balance sheet at June 30, 2016 and December 31, 2015 are 98,142 and 90,844, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenues:
Rental revenues	$249,326	$236,165	$494,991	$471,106
Other property revenues	22,910	22,726	46,261	46,337
Total operating revenues	272,236	258,891	541,252	517,443
Property operating expenses:
Personnel	25,858	25,872	51,055	51,533
Building repairs and maintenance	7,680	7,778	13,779	14,403
Real estate taxes and insurance	34,729	32,805	69,900	66,126
Utilities	22,244	21,596	44,380	43,673
Landscaping	5,673	5,687	10,994	11,132
Other operating	6,771	7,118	13,728	14,638
Depreciation and amortization	75,742	74,396	150,870	147,508
Total property operating expenses	178,697	175,252	354,706	349,013
Acquisition expense	421	1,159	1,134	1,499
Property management expenses	8,310	6,986	17,313	15,478
General and administrative expenses	7,014	6,657	13,596	13,224
Income from continuing operations before non-operating items	77,794	68,837	154,503	138,229
Interest and other non-property income (expense)	62	29	94	(180)
Interest expense	(32,039)	(30,433)	(64,250)	(61,281)
(Loss) gain on debt extinguishment	—	(3)	3	(3,379)
Net casualty gain after insurance and other settlement proceeds	1,760	510	813	490
Gain on sale of depreciable real estate assets	68	105,182	823	135,410
Gain on sale of non-depreciable real estate assets	543	172	2,170	172
Income before income tax expense	48,188	144,294	94,156	209,461
Income tax expense	(457)	(398)	(745)	(907)
Income from continuing operations before joint venture activity	47,731	143,896	93,411	208,554
(Loss) gain from real estate joint ventures	(101)	(23)	27	(4)
Net income available for Mid-America Apartments, L.P. common unitholders	$47,630	$143,873	$93,438	$208,550

Earnings per common unit - basic:
Net income available for common unitholders	$0.60	$1.81	$1.17	$2.62

Earnings per common unit - diluted:
Net income available for common unitholders	$0.60	$1.81	$1.17	$2.62

Distributions declared per common unit	$0.82	$0.77	$1.64	$1.54

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income available for Mid-America Apartments, L.P. common unitholders	$47,630	$143,873	$93,438	$208,550
Other comprehensive income:
Unrealized (loss) gain from the effective portion of derivative instruments	(1,314)	1,804	(5,019)	(2,543)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,131	1,791	2,317	3,983
Comprehensive income attributable to Mid-America Apartments, L.P.	$47,447	$147,468	$90,736	$209,990

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$93,438	$208,550
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(110)	(820)
Depreciation and amortization	151,114	147,765
Stock compensation expense	3,958	2,763
Redeemable units expense	282	560
Amortization of debt premium and debt issuance costs	(5,096)	(8,517)
(Gain) loss from investments in real estate joint ventures	(27)	6
Loss on debt extinguishment	—	2,785
Derivative interest credit	(1,295)	(1,021)
Gain on sale of non-depreciable real estate assets	(2,170)	(172)
Gain on sale of depreciable real estate assets	(823)	(135,410)
Net casualty gain and other settlement proceeds	(813)	(490)
Changes in assets and liabilities:
Restricted cash	951	1,720
Other assets	4,130	8,562
Accounts payable	1,542	344
Accrued expenses and other	(7,567)	(1,204)
Security deposits	702	1,109
Net cash provided by operating activities	238,216	226,530
Cash flows from investing activities:
Purchases of real estate and other assets	(130,597)	(161,892)
Normal capital improvements	(44,417)	(48,099)
Construction capital and other improvements	(3,288)	(3,873)
Renovations to existing real estate assets	(17,719)	(12,747)
Development	(29,156)	(14,420)
Distributions from real estate joint ventures	1,793	6
Contributions to real estate joint ventures	—	(30)
Proceeds from disposition of real estate assets	38,001	238,849
Funding of escrow for future acquisitions	—	(26,945)
Net cash used in investing activities	(185,383)	(29,151)
Cash flows from financing activities:
Net change in credit lines	105,000	(16,115)
Principal payments on notes payable	(37,261)	(55,199)
Payment of deferred financing costs	(141)	(178)
Repurchase of common units	(1,742)	(945)
Proceeds from issuances of common units	628	184
Exercise of unit options	—	420
Distributions paid on common units	(130,597)	(122,169)
Net cash used in financing activities	(64,113)	(194,002)
Net (decrease) increase in cash and cash equivalents	(11,280)	3,377
Cash and cash equivalents, beginning of period	37,559	26,653
Cash and cash equivalents, end of period	$26,279	$30,030

Supplemental disclosure of cash flow information:
Interest paid	$71,092	$71,596
Income taxes paid	$1,544	$2,051
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$10,781	$11,165
Interest capitalized	$708	$964
Marked-to-market adjustment on derivative instruments	$(1,407)	$2,484

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
June 30, 2016 and 2015
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

As of June 30, 2016, MAA owned 75,524,086 units (or approximately 94.8%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

As of June 30, 2016, we owned and operated 256 apartment communities comprising 80,300 apartments located in 15 states principally through the Operating Partnership.

As of June 30, 2016, we had four development communities under construction totaling 628 units. Total expected costs for the development projects are $96.9 million, of which $49.4 million has been incurred through June 30, 2016. We expect to complete construction on one project by the third quarter of 2016, two projects by the second quarter of 2017, and one project by the fourth quarter of 2017. Six of our multifamily properties include retail components with approximately 194,000 square feet of gross leasable area.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to prior period numbers. As disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2015, we early adopted Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. As a result of this adoption and to improve comparability, we reclassified certain costs from "Amortization of deferred financing costs" to "Interest Expense." Thus, the $0.9 million and $1.8 million of "Amortization of deferred financing costs" previously reported in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, respectively, have been reclassified to "Interest expense" for the three months and six months ended June 30, 2015 in the Condensed Consolidated Statement of Operations included in this Report. As a result of this income statement reclassification, $1.8 million of amortization of deferred financing costs for the six months ended June 30, 2015, initially reported in the "Depreciation and amortization" line of the Condensed Consolidated Statements of Cash Flows in the 2015 Form 10-Q for the six months ended June 30, 2015, have been reclassified to "Amortization of debt premium and debt issuance costs," presented in the Condensed Consolidated Statements of Cash Flows included in this Report.

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

Effective January 1, 2016, we have has adopted ASU 2015-02, Consolidation: Topic 810, which resulted in the Operating Partnership now being classified as a VIE, since the limited partners of both entities lack substantive kick-out rights and substantive participating rights. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the de-consolidation of any entities previously consolidated. We are the primary beneficiary of, and continues to consolidate, both entities, and there was no material effect on our financial position or results of operations as a result of this adoption. See Footnote 14, Recent Accounting Pronouncements, for further details on the adoption of this standard.

We use the equity method of accounting for our investments in entities for which we exercise significant influence, but do not have the ability to exercise control. These entities are not VIEs. The factors considered in determining that we do not have the ability to exercise control include ownership of voting interests and participatory rights of investors.

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and six months ended June 30, 2016 and 2015, MAA's basic earnings per share was computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below:

(dollars and shares in thousands, except per share amounts)	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Shares Outstanding
Weighted average common shares - basic	75,277		75,168		75,263		75,157
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	—	(1)
Effect of dilutive securities	—	(2)	—	(2)	239		—	(2)
Weighted average common shares - diluted	75,277		75,168		75,502		75,157

Calculation of Earnings per Share - basic
Income from continuing operations	$47,630		$143,873		$93,438		$208,550
Income from continuing operations attributable to noncontrolling interests	(2,486)		(7,574)		(4,881)		(10,984)
Income from continuing operations allocated to unvested restricted shares	(134)		(337)		(237)		(446)
Income from continuing operations available for common shareholders, adjusted	$45,010		$135,962		$88,320		$197,120

Weighted average common shares - basic	75,277		75,168		75,263		75,157
Earnings per share - basic	$0.60		$1.81		$1.17		$2.62

Calculation of Earnings per Share - diluted
Income from continuing operations	$47,630		$143,873		$93,438		$208,550
Income from continuing operations attributable to noncontrolling interests	(2,486)	(1)	(7,574)	(1)	(4,881)	(1)	(10,987)	(1)
Income from continuing operations allocated to unvested restricted shares	(134)	(2)	(337)	(2)	—		(446)	(2)
Income from continuing operations available for common shareholders, adjusted	$45,010		$135,962		$88,557		$197,117

Weighted average common shares - diluted	75,277		75,168		75,502		75,157
Earnings per share - diluted	$0.60		$1.81		$1.17		$2.62

(1) For both the three and six months ended June 30, 2016 and 2015, 4.2 million operating partnership units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

(2) For the three months ended June 30, 2016 and for both the three and six months ended June 30, 2015, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three and six months ended June 30, 2016 and 2015 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016	2015
Units Outstanding
Weighted average OP Units - basic	79,436		79,356		79,424	79,346
Effect of dilutive securities	—	(1)	—	(1)	239	—	(1)
Weighted average OP Units - diluted	79,436		79,356		79,663	79,346

Calculation of Earnings per Unit - basic
Income from continuing operations	$47,630		$143,873		$93,438	$208,550
Income from continuing operations allocated to unvested restricted common units	(134)		(337)		(237)	(446)
Income from continuing operations available for common unitholders, adjusted	$47,496		$143,536		$93,201	$208,104

Weighted average OP Units - basic	79,436		79,356		79,424	79,346
Earnings per unit - basic	$0.60		$1.81		$1.17	$2.62

Calculation of Earnings per Unit - diluted
Income from continuing operations	$47,630		$143,873		$93,438	$208,550
Income from continuing operations allocated to unvested restricted common units	(134)	(1)	(337)	(1)	—	(446)	(1)
Income from continuing operations available for common unitholders, adjusted	$47,496		$143,536		$93,438	$208,104

Weighted average OP Units - diluted	79,436		79,356		79,663	79,346
Earnings per OP Unit - diluted	$0.60		$1.81		$1.17	$2.62

(1) For the three months ended June 30, 2016 and for both the three and six months ended June 30, 2015, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per unit calculations as they are not dilutive.

4.    MAA Equity

Total equity and its components for the six-month periods ended June 30, 2016 and 2015 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2015	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$3,157,823
Net income	—	—	88,557	—	4,881	93,438
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	(2,561)	(141)	(2,702)
Issuance and registration of common shares	1	185	—	—	—	186
Shares repurchased and retired	—	(1,742)	—	—	—	(1,742)
Shares issued in exchange for OP Units	—	158	—	—	(158)	—
Shares issued in exchange from redeemable stock	—	123	—	—	—	123
Redeemable stock fair market value adjustment	—	—	(1,518)	—	—	(1,518)
Adjustment for noncontrolling interest ownership in operating partnership	—	(87)	—	—	87	—
Amortization of unearned compensation	—	4,383	—	—	—	4,383
Dividends on common stock ($1.64 per share)	—	—	(123,852)	—	—	(123,852)
Dividends on noncontrolling interest OP Units ($1.64 per OP Unit)	—	—	—	—	(6,820)	(6,820)
EQUITY BALANCE JUNE 30, 2016	$754	$3,630,094	$(670,954)	$(4,150)	$163,575	$3,119,319

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2014	$752	$3,619,270	$(729,086)	$(412)	$161,287	$3,051,811
Net income	—	—	197,566	—	10,984	208,550
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	1,364	76	1,440
Issuance and registration of common shares	2	182	—	—	—	184
Shares repurchased and retired	—	(945)	—	—	—	(945)
Exercise of stock options	—	420		—	—	420
Shares issued in exchange for OP Units	—	184	—	—	(184)	—
Redeemable stock fair market value adjustment	—	—	173	—	—	173
Adjustment for noncontrolling interest ownership in operating partnership	—	45	—	—	(45)	—
Amortization of unearned compensation	—	3,167	—	—	—	3,167
Dividends on common stock ($1.54 per share)	—	—	(116,066)	—	—	(116,066)
Dividends on noncontrolling interest OP Units ($1.54 per OP Unit)	—	—	—	—	(6,449)	(6,449)
EQUITY BALANCE JUNE 30, 2015	$754	$3,622,323	$(647,413)	$952	$165,669	$3,142,285

5.    MAALP Capital

Total capital and its components for the six-month periods ended June 30, 2016 and 2015 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$(1,618)	$3,157,804
Net income	4,881	88,557	—	93,438
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	(2,702)	(2,702)
Issuance of OP Units	—	186	—	186
OP Units repurchased and retired	—	(1,742)	—	(1,742)
General partner OP Units issued in exchange for limited partner units	(158)	158	—	—
OP Units issued in exchange for redeemable units	—	123	—	123
Redeemable OP Units fair market value adjustment	—	(1,518)	—	(1,518)
Adjustment for limited partners' capital at redemption value	(54)	54	—	—
Amortization of unearned compensation	—	4,383	—	4,383
Distributions ($1.64 per OP Unit)	(6,820)	(123,852)	—	(130,672)
CAPITAL BALANCE JUNE 30, 2016	$163,575	$2,960,045	$(4,320)	$3,119,300

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$(376)	$3,051,792
Net income	10,984	197,566	—	208,550
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	1,440	1,440
Issuance of OP Units	—	184	—	184
OP Units repurchased and retired	—	(945)	—	(945)
Exercise of OP Unit options		420	—	420
General partner OP Units issued in exchange for limited partner units	(184)	184	—	—
Redeemable OP Units fair market value adjustment	—	173	—	173
Adjustment for limited partners' capital at redemption value	(45)	45	—	—
Amortization of unearned compensation	—	3,167	—	3,167
Distributions ($1.54 per OP Unit)	(6,449)	(116,066)	—	(122,515)
CAPITAL BALANCE JUNE 30, 2015	$165,616	$2,975,586	$1,064	$3,142,266

6.           Borrowings

The weighted average interest rate at June 30, 2016 for the $3.49 billion of debt outstanding was 3.7%, compared to the weighted average interest rate of 3.7% on $3.43 billion of debt outstanding at December 31, 2015. Our debt consists of an unsecured credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At June 30, 2016, we had $2.1 billion of senior unsecured notes and term loans fixed at an average interest rate of 3.9% and a $750 million variable rate credit facility with an average interest rate of 1.5% with $180.0 million borrowed at June 30, 2016. Additionally, we had $115.0 million of conventional, secured variable rate debt outstanding at an average interest rate of 1.1% and $75.0 million of capped conventional, secured variable rate debt at an average interest rate of 1.1%. The interest rate on all other secured debt, totaling $1.0 billion, was hedged or fixed at an average interest rate of 4.0%.

Unsecured Credit Facility

We maintain a $750.0 million unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at an all-in rate of 1.47%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At June 30, 2016, we had $180.0 million actually borrowed under this facility, and another approximately $2.8 million used to support letters of credit.

Unsecured Term Loans

We also maintain three term loans with a syndicate of banks, led by KeyBank National Association, Wells Fargo Bank, N.A., and U.S. Bank National Association, respectively. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on our credit ratings. The Wells Fargo term loan has a balance of $250.0 million and matures in 2018. The US Bank term loan has a balance of $150.0 million and matures in 2020. Both the Wells Fargo and US Bank term loans have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings.

Senior Unsecured Notes

As of June 30, 2016, we have approximately $1.2 billion of publicly issued notes and $310.0 million of private placement notes. These senior unsecured notes have maturities ranging from five to 12 years, averaging 7.2 years remaining until maturity as of June 30, 2016.

Secured Credit Facility

We maintain a $240.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility provides for both fixed and variable rate borrowings and has Fannie Mae rate tranches with maturities from 2016 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the Fannie Mae discount mortgage backed security rate on the date of renewal, which, for us, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facility, plus a fee of 0.62%. Borrowings under the Fannie Mae Facility totaled $240.0 million at June 30, 2016, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $190.0 million under the variable rate portion of the facility at an average rate of 1.1%. The available borrowing capacity at June 30, 2016, was $240.0 million.

Secured Property Mortgages

At June 30, 2016, we had $1.0 billion of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019.

On February 1, 2016, we paid off a $13.4 million mortgage associated with the Colonial Village at Matthews apartment community. The loan was scheduled for maturity in March 2016.

On March 1, 2016, we paid off a $20.2 million mortgage associated with the Verandas at Southwood apartment community. The payoff was a scheduled maturity of the loan.

In addition to these payoffs, we have paid $3.6 million associated with property mortgage principal amortizations.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$240.0 million of the Fannie Mae Facility, of which $240.0 million has been borrowed as of June 30, 2016; and

•	$310.0 million of senior unsecured notes, all of which has been borrowed as of June 30, 2016.

Total Outstanding Debt

The following table summarizes our indebtedness at June 30, 2016, (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$975,330	4.0%	8/22/2019
Fannie Mae conventional credit facility	50,000	4.7%	3/31/2017
Total fixed rate secured debt	$1,025,330	4.0%	7/11/2019

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facility	190,000	1.1%	8/26/2017
Total variable rate secured debt	$190,000	1.1%	8/26/2017

Fair market value adjustments and debt issuance costs	27,868
Total Secured Debt	$1,243,198	3.6%	3/26/2019

Unsecured Debt
Variable rate credit facility	$180,000	1.5%	4/15/2020
Term loan fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate bonds	1,535,246	4.2%	9/16/2023
Fair market value adjustments, debt issuance costs and discounts	(19,019)
Total Unsecured Debt	$2,246,227	3.7%	1/10/2022

Total Outstanding Debt	$3,489,425	3.7%	1/5/2021

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended June 30, 2016 and 2015, we recorded ineffectiveness of $120,000 (increase to interest expense) and $12,000 (increase to interest expense), respectively, and during the six months ended June 30, 2016 and 2015, we recorded ineffectiveness of $163,000 (increase to interest expense) and $73,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next twelve months, we estimate that an additional $3.7 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of June 30, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	3	$75,000,000
Interest Rate Swaps	7	$550,000,000

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the
Three and six months ended June 30, 2016 and 2015 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain or (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30,	2016	2015	2016	2015	2016	2015

Interest rate contracts	$(1,314)	$1,804	$(1,131)	$(1,791)	$(120)	$(12)

Six months ended June 30,

Interest rate contracts	$(5,019)	$(2,543)	$(2,317)	$(3,983)	$(163)	$(73)

Derivatives Not Designated as Hedging Instruments
Three months ended June 30,					2016	2015

Interest rate contracts					$—	$—

Six months ended June 30,

Interest rate contracts					$—	$(3)

Credit-Risk-Related Contingent Features

As of June 30, 2016, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $12.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $11.8 million at June 30, 2016.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2016, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $12.5 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

We did not have any asset or liability derivative balances that were offsetting that would have resulted in reported net derivative balances differing from the recorded gross amount of derivative assets of $1,000 and $6,000 as of June 30, 2016 and December 31, 2015, respectively, in addition to gross recorded derivative liabilities of $11.8 million and $10.4 million as of June 30, 2016 and December 31, 2015, respectively.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the six months ended June 30, 2016 and 2015 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income by Component	Affected Line Item in the Consolidated Statements Of Operations
		Gains and Losses on Cash Flow Hedges
For the six months ended June 30,		2016	2015
Beginning balance		$(1,589)	$(412)
Other comprehensive income (loss) before reclassifications		(5,019)	(2,543)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	2,317	3,983
Net current-period other comprehensive loss (income) attributable to noncontrolling interest		141	(76)
Net current-period other comprehensive (loss) income attributable to MAA		(2,561)	1,364
Ending balance		$(4,150)	$952

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

Financial Instruments Not Carried at Fair Value
At June 30, 2016, the fair values of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits approximated their carrying value due to their short term nature.

Fixed rate notes payable at June 30, 2016 and December 31, 2015, totaled $2.57 billion and $2.61 billion, respectively, and had estimated fair values of $2.76 billion and $2.71 billion (excluding prepayment penalties), respectively, as of June 30, 2016 and December 31, 2015. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2016 and December 31, 2015, totaled $920.0 million and $815.0 million, respectively, and had estimated fair values of $909.3 million and $817.7 million (excluding prepayment penalties), respectively, as of June 30, 2016 and December 31, 2015. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of June 30, 2016 and December 31, 2015 were classified as Level 2 in the fair value hierarchy.

The table below presents a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2016
(dollars in thousands)

Derivatives in cash flow hedging relationships	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Assets
Interest rate contracts	Other assets	$—	$1	$—	$1
Liabilities
Interest rate contracts	Fair market value of interest rate swaps	$—	$11,760	$—	$11,760

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015
(dollars in thousands)

Derivatives in cash flow hedging relationships	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Assets
Interest rate contracts	Other assets	$—	$6	$—	$6
Liabilities
Interest rate contracts	Fair market value of interest rate swaps	$—	$10,358	$—	$10,358

The fair value estimates presented herein are based on information available to management as of June 30, 2016 and December 31, 2015.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 7 (Derivatives and Hedging Activities) to the Condensed Consolidated Financial Statements.

9.           Shareholders' Equity of MAA

On June 30, 2016, 75,524,086 shares of MAA's common stock and 4,159,003 OP Units were issued and outstanding, representing a total of 79,683,089 shares and units. At June 30, 2015, 75,375,027 shares of MAA's common stock and 4,186,369 OP Units were outstanding, representing a total of 79,561,396 shares and units. There were outstanding options to purchase 39,084 shares of MAA's common stock as of June 30, 2016 compared to outstanding options to purchase 58,112 shares of MAA common stock as of June 30, 2015.

During the six months ended June 30, 2016, 18,988 shares of MAA's common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the six months ended June 30, 2015, 11,755 shares were acquired for that purpose.

During the six months ended June 30, 2015, we issued 7,342 shares related to the exercise of stock options. These exercises resulted in proceeds of $0.4 million. During the six months ended June 30, 2016 there were no stock options exercised.

10.    Partners' Capital of MAALP

OP Units

Interests in the Operating Partnership are represented by Operating Partnership Units, or OP Units. As of June 30, 2016, there were 79,683,089 OP Units outstanding, 75,524,086 or 94.8% of which were owned by MAA, MAALP's general partner. The remaining 4,159,003 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of June 30, 2015, there were 79,561,396 OP Units outstanding, 75,375,027 or 94.7% of which were owned by MAA and 4,186,369 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of June 30, 2016, a total of 4,159,003 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,524,086 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

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

At June 30, 2016, a total of 4,159,003 Class A Units were outstanding and redeemable for 4,159,003 shares of MAA common stock, with an approximate value of $442.5 million, based on the closing price of MAA’s common stock on June 30, 2016 of $106.40 per share. At June 30, 2015, a total of 4,186,369 Class A Units were outstanding and redeemable for 4,186,369 shares of MAA common stock, with an approximate value of $304.8 million, based on the closing price of MAA’s common stock on June 30, 2015 of $72.81 per share.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and stock.

11.     Legal Proceedings

We, along with multiple other parties, were named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. During the three months ended March 31, 2016, we reached a settlement agreement in principle with the plaintiffs.   On April 11, 2016, the court approved the settlement, and a settlement agreement among all remaining parties to the litigation was executed, effectively concluding the cases.

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

As of June 30, 2016 and December 31, 2015, our accrual for loss contingencies was $9.9 million and $13.5 million in the aggregate, respectively.

12.           Segment Information

As of June 30, 2016, we owned 256 multifamily apartment communities in 15 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations of each of our apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following are the three reportable operating segments for MAA and the Operating Partnership:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have had a significant casualty loss resulting in units not available for lease. Also included in non same store communities are non-multifamily activities, which represent less than 1% of our portfolio.

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

Revenues and NOI for each reportable segment for the three- and six- month periods ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Large Market Same Store	$160,983	$153,068	$319,704	$302,894
Secondary Market Same Store	84,232	81,820	167,825	161,739
Non-Same Store and Other	27,021	24,003	53,723	52,810
Total operating revenues	$272,236	$258,891	$541,252	$517,443

NOI:
Large Market Same Store	$99,619	$93,325	$197,698	$184,695
Secondary Market Same Store	52,523	50,579	105,696	100,488
Non-Same Store and Other	17,139	14,131	34,022	30,755
Total NOI	169,281	158,035	337,416	315,938
Depreciation and amortization	(75,742)	(74,396)	(150,870)	(147,508)
Acquisition expense	(421)	(1,159)	(1,134)	(1,499)
Property management expense	(8,310)	(6,986)	(17,313)	(15,478)
General and administrative expense	(7,014)	(6,657)	(13,596)	(13,224)
Interest and other non-property income (expense)	62	29	94	(180)
Interest expense	(32,039)	(30,433)	(64,250)	(61,281)
(Loss) gain on debt extinguishment/modification	—	(3)	3	(3,379)
Gain on sale of depreciable real estate assets	68	105,182	823	135,410
Net casualty gain after insurance and other settlement proceeds	1,760	510	813	490
Income tax expense	(457)	(398)	(745)	(907)
Gain on sale of non-depreciable real estate assets	543	172	2,170	172
(Loss) gain from real estate joint ventures	(101)	(23)	27	(4)
Net income attributable to noncontrolling interests	(2,486)	(7,574)	(4,881)	(10,984)
Net income available for MAA common shareholders	$45,144	$136,299	$88,557	$197,566

Assets for each reportable segment as of June 30, 2016 and December 31, 2015, were as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Assets:
Large Market Same Store	$3,713,096	$3,768,455
Secondary Market Same Store	1,639,419	1,661,956
Non-Same Store and Other	1,461,441	1,344,833
Corporate assets	55,425	72,537
Total assets	$6,869,381	$6,847,781

The decrease in the Large and Secondary Market Same Store categories and the increases in the Non-Same Store category as of June 30, 2016, as compared to December 31, 2015, is due to properties identified for disposition in 2016 being removed from the Same Store categories.

13.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the six months ended June 30, 2016:

Community	Location	Units	Date Acquired
The Apartments at Cobblestone Square	Fredericksburg, Virginia	314	March 1, 2016
Residences at Fountainhead	Tempe, Arizona	322	June 30, 2016

The following chart shows our disposition activity for the six months ended June 30, 2016:

Community	Location	Sq. Ft./Acres	Date Sold
McKinney (1)	McKinney, Texas	30 acres	February 5, 2016
Colonial Promenade Nord du Lac	Covington, Louisiana	295,447 sq. ft.	March 28, 2016
Colonial Promenade Nord du Lac - Outparcels	Covington, Louisiana	25 acres	March 28, 2016
Colonial Grand at Heathrow - Adjacent Land Parcels	Heathrow, Florida	11 acres	April 7, 2016 and April 13, 2016
Land Title Building (2)	Birmingham, Alabama	30,000 sq. ft.	May 23, 2016
Colonial Promenade Huntsville Land	Huntsville, Alabama	1.3 acres	June 29, 2016

(1) This property, consisting of undeveloped land, was sold by McDowell CRLP McKinney JV, LLC, a joint venture, in which MAA owned a 25% interest.

(2) This property, consisting of a commercial office building, was sold by Six Hundred Building Partners, a joint venture in which MAA owned a 33% interest.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.8% limited partner interest as of June 30, 2016. MAA conducts substantially all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on February 26, 2016 for discussions of our critical accounting policies. During the three months ended June 30, 2016, there were no material changes to these policies.

Overview of the Three Months Ended June 30, 2016

We experienced a decrease in Consolidated net income for the three months ended June 30, 2016 over the three months ended June 30, 2015 as gains from the sale of real estate assets decreased year over year. The decrease in Consolidated net income was slightly offset as increases in revenues outpaced increases in expenses for the current year. The increase in revenue came from a 5.2% increase in our large market same store segment, a 2.9% increase in our secondary market same store segment and a 12.6% increase in our non-same store and other segment. The increase in revenue for our large market same store segment and our secondary market same store segment was driven by a 4.4% increase in average effective rent per unit, as the term is defined below. The increase in revenues in our non-same store and other segment was primarily a result of acquisition and disposition activity. The increase in expense came from a 2.7% increase in our large market same store segment, a 1.5% increase in our secondary market same store segment and a 0.1% increase in our non-same store and other segment. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. The drivers of these increases are discussed below in the "Results of Operations" section.

The following table shows our multifamily real estate assets as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Properties	256	254
Units	80,300	79,977
Development units	628	806
Average effective rent/unit for the three months ended June 30, 2016 or 2015, as applicable, excluding lease-up and development	$1,031	$978
Physical occupancy, excluding lease-up and development	96.6%	96.7%

Average effective monthly rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective monthly rent per unit is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit. See discussion of same store average rent per unit and occupancy comparisons in the "Trends" section below.

Results of Operations

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

Property Revenues

The following table shows our property revenues by segment for the three months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	Three months ended June 30,
	2016	2015	Increase (Decrease)	Percentage Increase (Decrease)
Large Market Same Store	$160,983	$153,068	$7,915	5.2%
Secondary Market Same Store	84,232	81,820	2,412	2.9%
Same Store Portfolio	245,215	234,888	10,327	4.4%
Non-Same Store and Other	27,021	24,003	3,018	12.6%
Total	$272,236	$258,891	$13,345	5.2%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average effective rent per unit of 4.4%.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the three months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	Three months ended June 30,
	2016	2015	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$61,364	$59,743	$1,621	2.7%
Secondary Market Same Store	31,709	31,241	468	1.5%
Same Store Portfolio	93,073	90,984	2,089	2.3%
Non-Same Store and Other	9,882	9,872	10	0.1%
Total	$102,955	$100,856	$2,099	2.1%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes of $0.9 million, water expenses of $0.5 million, maintenance personnel expenses of $0.3 million, and building repairs and maintenance of $0.2 million. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes of $0.5 million, and maintenance personnel expenses of $0.3 million. These increases were slightly offset by a decrease in other operating expenses of $0.3 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2016 was approximately $75.7 million, an increase of $1.3 million from the three months ended June 30, 2015. The increases in depreciation and amortization expense are primarily due to asset additions made in the normal course of business.

Interest Expense

Interest expense for the three months ended June 30, 2016 was approximately $32.0 million, an increase of $1.6 million from the three months ended June 30, 2015. The increase in interest expense is primarily a result of the year over year increase in the face value of fixed rate unsecured bonds outstanding of $221.9 million. This was offset partially by a decrease in the face value of secured notes payable outstanding of $149.1 million from the three months ended June 30, 2015.

Net Casualty Gain After Insurance and Settlement Proceeds

After receiving insurance payments and other settlement proceeds, we recorded a net casualty gain of $1.8 million during the three months ended June 30, 2016, an increase of $1.3 million from the three months ended June 30, 2015. This increase in net casualty gain after insurance and settlement proceeds is primarily due to the receipt of insurance settlement payments related to loss claims incurred in 2014 at two properties.

Gain on Sale of Depreciable Real Estate Assets

We recorded a gain on sale of depreciable real estate assets of $0.1 million for the three months ended June 30, 2016, a decrease of $105.1 million from the three months ended June 30, 2015. The gain recorded for the three months ended June 30, 2015 relates to the sale of fourteen apartment communities and one commercial property, whereas for the three months ended June 30, 2016 no depreciable properties were sold.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2016 was approximately $2.5 million, a decrease of $5.1 million from the three months ended June 30, 2015. This decrease is primarily due to the decrease in consolidated net income, which resulted from the factors listed above.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income attributable to MAA decreased by approximately $91.2 million for the three months ended June 30, 2016 from the three months ended June 30, 2015.

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

Property Revenues

The following table shows our property revenues by segment for the six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	Six months ended June 30,
	2016	2015	Increase (Decrease)	Percentage Increase (Decrease)
Large Market Same Store	$319,704	$302,894	$16,810	5.5%
Secondary Market Same Store	167,825	161,739	6,086	3.8%
Same Store Portfolio	487,529	464,633	22,896	4.9%
Non-Same Store and Other	53,723	52,810	913	1.7%
Total	$541,252	$517,443	$23,809	4.6%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average effective rent per unit of 4.5% year over year.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	Six months ended June 30,
	2016	2015	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$122,006	$118,199	$3,807	3.2%
Secondary Market Same Store	62,129	61,251	878	1.4%
Same Store Portfolio	184,135	179,450	4,685	2.6%
Non-Same Store and Other	19,701	22,055	(2,354)	(10.7)%
Total	$203,836	$201,505	$2,331	1.2%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes of $2.4 million, water expenses of $0.9 million, and maintenance and personnel expenses of $0.8 million offset by a decrease in electricity expenses of $0.4 million. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes of $0.9 million.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2016 was approximately $150.9 million, an increase of $3.4 million from the six months ended June 30, 2015. The increases in depreciation and amortization expense are primarily due to asset additions made in the normal course of business.

Interest Expense

Interest expense for the six months ended June 30, 2016 was approximately $64.2 million, an increase of $3.0 million from the six months ended June 30, 2015. The increase in interest expense is primarily a result of the year over year increase in the face value of fixed rate unsecured bonds payable of $221.9 million. This was offset partially by a decrease in the face value of secured notes payable outstanding of $149.1 million from the six months ended June 30, 2015.

Gain (Loss) on Debt Extinguishment

We did not record a material gain on debt extinguishment for the six months ended June 30, 2016, whereas for the six months ended June 30, 2015 we recorded a loss of $3.4 million. The increase was primarily caused by the write-off of unamortized deferred financing costs in the prior year contributing to a loss on debt extinguishment, as opposed to the six months ended June 30, 2016 in which no material activity was recorded.

Gain on Sale of Depreciable Real Estate Assets

We recorded a gain on sale of depreciable real estate assets of $0.8 million for the six months ended June 30, 2016, a decrease of $134.6 million from the six months ended June 30, 2015. The gain recorded for the six months ended June 30, 2015 relates to the sale of eighteen apartment communities and one commercial property, whereas for the six months ended June 30, 2016 only one commercial property and no apartment communities were sold.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2016 was approximately $4.9 million a decrease of $6.1 million from the six months ended June 30, 2015. This decrease is primarily due to the decrease in consolidated net income, which resulted from the factors listed above.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income available for MAA common shareholders decreased by approximately $109.0 million for the six months ended June 30, 2016 from the six months ended June 30, 2015.

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

The following table is a reconciliation of Core FFO and FFO to net income available for MAA common shareholders for the three and six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income available for MAA common shareholders	$45,144	$136,299	$88,557	$197,566
Depreciation and amortization of real estate assets	74,901	73,663	149,223	146,116
Gain on sale of depreciable real estate assets	(68)	(105,182)	(823)	(135,410)
Loss (Gain) on disposition within unconsolidated entities	98	—	98	(12)
Depreciation and amortization of real estate assets of real estate joint ventures	5	6	11	13
Net income attributable to noncontrolling interests	2,486	7,574	4,881	10,984
Funds from operations attributable to the Company	122,566	112,360	241,947	219,257
Acquisition expense	421	1,159	1,134	1,499
Gain on sale of non-depreciable real estate assets	(544)	(172)	(2,300)	(172)
Mark-to-market debt adjustment	(3,641)	(5,337)	(7,492)	(10,731)
(Gain) Loss on debt extinguishment	—	3	(3)	3,379
Core funds from operations attributable to the Company	$118,802	$108,013	$233,286	$213,232

FFO and Core FFO for the three months ended June 30, 2016 increased approximately $10.2 million and $10.8 million, respectively, from the three months ended June 30, 2015 primarily as a result of the increase in total property revenues of approximately $13.3 million discussed above that was only partially offset by the $2.1 million increase in property operating expenses and loss on debt extinguishment in 2015.

FFO and Core FFO for the six months ended June 30, 2016 increased approximately $22.7 million and $20.1 million, respectively, from the six months ended June 30, 2015 primarily as a result of the increase in total property revenues of approximately $23.8 million discussed above that was only partially offset by the $2.3 million increase in property operating expenses and loss on debt extinguishment in 2015.

Trends

During the three months ended June 30, 2016, demand for apartments was strong, as it was during the three months ended June 30, 2015. This strength was evident on two fronts: occupancy and effective rent per unit. Same store physical occupancy ended June 2016 at a strong 96.6% and average physical occupancy for the same store portfolio was 96.2% for the quarter. Same store average effective rent per unit continued to grow, up 4.4% in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Southeast and Southwest regions of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of June 30, 2016, we were invested in approximately 40 defined Metropolitan Statistical Areas, with approximately 65% of our multifamily assets, based on gross assets, in large markets and 35% of our multifamily assets in select secondary markets.

According to U.S. Census Bureau data, as of May 31, 2016 multifamily permitting was down approximately 10% as compared to May 31, 2015.  While we believe the historical permitting will ultimately lead to a further increase in supply, we also believe the lack of new apartments in recent years, the downward trend of multifamily permitting, and the demand from new households will help keep supply and demand in balance in most markets. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multi-family properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended June 30, 2016, total move outs attributable to single family home rentals were down as compared to the three months ended June 30, 2015. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to build apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy ended June 2016 strong and also averaged about 10 basis points higher in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. As we continue through the typically strong summer leasing season, the current level of physical occupancy puts us in a good position to maximize pricing in the third quarter of 2016.

We continue to develop improved products, operating systems and procedures that we believe enable us to capture more revenues. Benefits of improved practices such as monthly and intra-monthly lease expiration management and collections performance enable us to capture increased revenue. We also actively work on improving processes and products to reduce expenses, such as search engine optimization and an enhanced web presence to manage marketing expenses and our on-site maintenance shop stocking program to manage repair and maintenance expense.

Liquidity and Capital Resources

Our cash flows from operating, investing, and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing, and financing activities for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $238.2 million for the six months ended June 30, 2016 from $226.5 million for the six months ended June 30, 2015. This change was a result of various items, including higher revenues as discussed above.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 was $185.4 million compared to net cash used in investing activities during the six months ended June 30, 2015 of $29.2 million. The primary drivers of this change were as follows:

	Primary drivers of cash inflow/(outflow) during the six months ended June 30,
	2016	2015	Increase/(Decrease) in Net Cash	Percentage Increase/(Decrease) in Net Cash
Proceeds from disposition of real estate assets	$38,001	$238,849	$(200,848)	(84.1)%
Purchases of real estate and other assets	$(130,597)	$(161,892)	$31,295	19.3%
Funding of escrow for future acquisitions	$—	$(26,945)	$26,945	100.0%
Development	$(29,156)	$(14,420)	$(14,736)	(102.2)%

The decrease in proceeds from the disposition of real estate assets resulted from the sale of one commercial property and three land parcels during the six months ended June 30, 2016 compared to the sale of eighteen apartment communities and one commercial property during the six months ended June 30, 2015. The decrease in cash outflows from purchases of real estate and other assets resulted from the cost of the acquisition of two apartment communities during the six months ended June 30, 2016 compared to the cost of the acquisition of three apartment communities and four land parcels during the six months ended June 30, 2015. The decrease in cash outflows from funding of escrow for future acquisitions resulted from having no funding or releases related to 1031(b) transactions during the six months ended June 30, 2016 compared to the funding of four 1031(b) transactions during the six months ended June 30, 2015. The increase in cash outflows for development resulted from the timing of development spending for projects commencing during the six months ended June 30, 2016.

Financing Activities

Net cash used in financing activities decreased to $64.1 million for the six months ended June 30, 2016 from $194.0 million for the six months ended June 30, 2015. The primary drivers of this change were as follows:

	Primary drivers of cash inflow/(outflow) during the six months ended June 30,
	2016	2015	(Decrease)/Increase in Net Cash	Percentage (Decrease)/Increase in Net Cash
Net change in credit lines	$105,000	$(16,115)	$121,115	751.6%
Principal payments on notes payable	$(37,261)	$(55,199)	$17,938	32.5%
Dividends paid on common shares	$(123,774)	$(115,726)	$(8,048)	(7.0)%

The increase in cash inflows related to the net change in credit lines resulted from the increase in borrowings of $105.0 million on the KeyBank Facility during the six months ended June 30, 2016 compared to the increase in borrowings of $100.0 million on the KeyBank Facility and the repayment of $116.1 million on our Fannie Mae secured credit facility during the six months ended June 30, 2015. The decrease in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $33.6 million of secured property mortgages during the six months ended June 30, 2016 compared to paying off approximately $50.8 million of secured property mortgages during the six months ended June 30, 2015. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $1.64 per share during the six months ended June 30, 2016 from $1.54 per share during the six months ended June 30, 2015.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to unitholders and dividends paid on common shares for both the six months ended June 30, 2016 and 2015. While we had sufficient liquidity to permit dividend distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the dividend distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may issue, from time to time equity or debt securities.

Equity

As of June 30, 2016, MAA owned 75,524,086 OP Units, comprising a 94.8% limited partnership interest in the Operating Partnership, while the remaining 4,159,003 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time-to-time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered the 4,159,003 shares of its common stock, which as of June 30, 2016, were issuable upon redemption of OP Units under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 9 and Note 10 to the Condensed Consolidated Financial Statements included in this Report.

Debt

The following schedule outlines our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2016 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,025,330	3.0	4.0%
Conventional - Variable Rate - Capped (1)	75,000	1.3	1.1%
Total Fixed or Hedged Rate Maturity	$1,100,330	2.9	3.8%
Conventional - Variable Rate	115,000	0.1	1.1%
Fair Market Value Adjustments and Debt Issuance Costs	27,868
Total Secured Rate Maturity	$1,243,198	2.7	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$2,085,246	5.6	3.9%
Variable Rate	180,000	0.1	1.5%
Fair Market Value Adjustments, Debt Issuance Costs and Discounts	(19,019)
Total Unsecured Rate Maturity	$2,246,227	5.2	3.7%
TOTAL DEBT RATE MATURITY	$3,489,425	4.3	3.7%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,194,425	4.7	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.5% of LIBOR for conventional caps.

As of June 30, 2016, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $75.0 million as of June 30, 2016.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of June 30, 2016 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	KeyBank Unsecured	Other Secured	Other Unsecured	Total
2016	$80,000	$—	$—	$75,835	$155,835
2017	80,000	—	60,002	17,970	157,972
2018	80,000	—	90,355	300,714	471,069
2019	—	—	544,705	19,941	564,646
2020	—	180,000	168,669	149,728	498,397
Thereafter	—	—	139,467	1,502,039	$1,641,506
Total	$240,000	$180,000	$1,003,198	$2,066,227	$3,489,425

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of June 30, 2016 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2016	$75,835	$—	$75,835	6.1%	$25,000	$100,835
2017	127,972	299,022	426,994	3.0%	25,000	451,994
2018	140,253	250,815	391,068	4.1%	25,000	416,068
2019	564,646	—	564,646	5.7%	—	564,646
2020	168,669	—	168,669	4.8%	—	168,669
Thereafter	1,492,213	—	1,492,213	4.3%	—	1,492,213
Total	$2,569,588	$549,837	$3,119,425	4.4%	$75,000	$3,194,425

Unsecured Credit Facilities

On October 15, 2015, the Operating Partnership entered into a $750.0 million unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. This credit facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. Interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. As of June 30, 2016, we had $180.0 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 1.00%. The KeyBank Facility serves as our primary source of short term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. This facility matures on April 15, 2020.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain three unsecured term loans. We had total borrowings of $550.0 million outstanding under these term loan agreements at June 30, 2016.

The $250.0 million term loan with Wells Fargo, N.A. bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of June 30, 2016, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan with U.S. Bank National Association bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt The loan matures on March 1, 2020. As of June 30, 2016, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan agreement with KeyBank National Association bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of June 30, 2016, this loan was bearing interest at a rate of LIBOR plus 1.10%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of June 30, 2016, we have approximately $1.2 billion of publicly issued notes and $310.0 million of private placement notes. In October 2013 we issued $350.0 million senior notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014 we issued $400.0 million senior notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015 we issued $400.0 million senior notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. We also assumed approximately $75.3 million in senior notes as part of the merger with Colonial Properties Trust. As of June 30, 2016 all of these amounts remained outstanding.

On July 29, 2011, we issued $135.0 million of senior unsecured notes. The notes were offered in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which was outstanding at June 30, 2016.

On August 31, 2012, we issued $175 million of senior unsecured notes. The notes were offered in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024, all of which was outstanding at June 30, 2016.

Secured Credit Facilities

Approximately 6.9% of our outstanding obligations at June 30, 2016 were borrowed through a credit facility credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $240.0 million, of which $240.0 million was collateralized, available to borrow, and borrowed at June 30, 2016. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2016 through 2018. The Fannie Mae Facility provides for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae DMBS rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facility, plus a credit enhancement fee of 0.62%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of June 30, 2016, we had $975.3 million of secured property mortgages.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements included in this Report.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of June 30, 2016 (dollars in thousands):

Contractual Obligations (1)	2016	2017	2018	2019	2020	Thereafter	Total
Long-Term Debt Obligations (2)	$159,805	$165,075	$472,947	$546,804	$488,278	$1,647,667	$3,480,576
Fixed Rate or
Swapped Interest (3)	65,088	119,383	109,808	81,536	67,767	200,341	643,923
Purchase Obligations (4)	804	—	—	—	—	—	804
Operating Lease Obligations	211	171	32	5	4	—	423
Total	$225,908	$284,629	$582,787	$628,345	$556,049	$1,848,008	$4,125,726

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
(4) Represents development fees.

Off-Balance Sheet Arrangements

At June 30, 2016 and 2015, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Insurance

We renegotiated our insurance programs effective July 1, 2016. We believe that our current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for approximately one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

Note 14 to the Condensed Consolidated Financial Statements included in this Report provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At June 30, 2016, 29.2% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At June 30, 2016, approximately 92.9% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. Our involvement with derivative financial instruments is limited to managing our exposure to changes in interest rates and we do not expect to use them for trading or other speculative purposes.

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of June 30, 2016 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by MAA in its Exchange Act Filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of June 30, 2016 pursuant to Exchange Act Rule 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, as that term is defined in Rule 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

We, along with multiple other parties, were named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. During the three months ended March 31, 2016, we reached a settlement agreement in principle with the plaintiffs.   On April 11, 2016, the court approved the settlement, and a settlement agreement among all remaining parties to the litigation was executed, effectively concluding the cases.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows repurchases of shares for the three-month period ended June 30, 2016:

MAA Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units)That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2016 - April 30, 2016	—	$—	—	4,000,000
May 1, 2016 - May 31, 2016	—	$—	—	4,000,000
June 1, 2016 - June 30, 2016	—	$—	—	4,000,000

Total	—	$—	—	4,000,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under the 4,000,000 share repurchase program authorized by MAA's Board of Directors in 2015.

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
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended June 30, 2016, filed with the SEC on July 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	July 29, 2016	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	July 29, 2016	/s/Albert M. Campbell, III
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
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended June 30, 2016, filed with the SEC on July 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).