Form 10-Q
period 2016-09-30
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2016-10-28
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

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

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	October 24, 2016
Common Stock, $0.01 par value	75,542,172

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This periodic report on Form 10-Q, or this Report, combines the quarterly reports for the quarter ended September 30, 2016 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is its sole general partner. Mid-America Apartment Communities, Inc. and its 94.8% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2016, MAA owned 75,542,583 units (or approximately 94.8%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital is the principal area of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interests, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued for conversion at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its entity affiliates) may require us to redeem their OP Units, from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

In order to highlight the material differences between MAA and the Operating Partnership, this Report includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the Condensed Consolidated Financial Statements in Item 1 of this Report;

•
certain accompanying notes to the Consolidated Financial Statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; Note 4 - MAA Equity and Note 5 - MAALP Capital; and Note 9 - Shareholders' Equity of MAA and Note 10 - Partners' Capital of MAALP; and

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets:
Real estate assets:
Land	$943,320	$926,532
Buildings and improvements	7,142,278	6,939,288
Furniture, fixtures and equipment	253,586	228,157
Development and capital improvements in progress	51,277	44,355
	8,390,461	8,138,332
Less accumulated depreciation	(1,680,431)	(1,482,368)
	6,710,030	6,655,964

Undeveloped land	40,514	51,779
Corporate properties, net	9,257	8,812
Investments in real estate joint ventures	20	1,811
Real estate assets, net	6,759,821	6,718,366

Cash and cash equivalents	27,817	37,559
Restricted cash	31,037	26,082
Deferred financing costs, net	4,260	5,232
Other assets	56,771	58,935
Goodwill	1,607	1,607
Total assets	$6,881,313	$6,847,781

Liabilities and equity:
Liabilities:
Unsecured notes payable	$2,195,989	$2,141,332
Secured notes payable	1,238,168	1,286,236
Accounts payable	9,080	5,922
Fair market value of interest rate swaps	8,950	10,358
Accrued expenses and other liabilities	259,965	226,237
Security deposits	12,221	11,623
Total liabilities	3,724,373	3,681,708

Redeemable stock	9,358	8,250

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,542,583 and 75,408,571 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (1)	754	753
Additional paid-in capital	3,632,013	3,627,074
Accumulated distributions in excess of net income	(647,390)	(634,141)
Accumulated other comprehensive loss	(2,045)	(1,589)
Total MAA shareholders' equity	2,983,332	2,992,097
Noncontrolling interests	164,250	165,726
Total equity	3,147,582	3,157,823
Total liabilities and equity	$6,881,313	$6,847,781

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the condensed consolidated balance sheets. The number of shares classified as redeemable stock on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 are 100,266 and 90,844, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating revenues:
Rental revenues	$254,161	$239,670	$749,153	$710,775
Other property revenues	22,737	22,328	68,997	68,666
Total operating revenues	276,898	261,998	818,150	779,441
Property operating expenses:
Personnel	27,236	26,500	78,290	78,033
Building repairs and maintenance	9,377	8,793	23,156	23,195
Real estate taxes and insurance	34,282	31,699	104,182	97,824
Utilities	24,690	23,769	69,070	67,442
Landscaping	4,021	3,900	15,016	15,032
Other operating	7,040	6,938	20,768	21,577
Depreciation and amortization	76,959	73,098	227,829	220,606
Total property operating expenses	183,605	174,697	538,311	523,709
Acquisition expenses	1,033	656	2,167	2,155
Property management expenses	7,908	7,628	25,221	23,106
General and administrative expenses	6,661	5,879	20,257	19,103
Merger-related expenses	3,901	—	3,901	—
Income from continuing operations before non-operating items	73,790	73,138	228,293	211,368
Interest and other non-property income (expense)	64	(179)	159	(359)
Interest expense	(32,168)	(30,229)	(96,418)	(91,511)
(Loss) gain on debt extinguishment	—	(5)	3	(3,384)
Net casualty (loss) gain after insurance and other settlement proceeds	(75)	(5)	738	485
Gain on sale of depreciable real estate assets	47,749	54,621	48,572	190,031
Gain on sale of non-depreciable real estate assets	—	—	2,170	172
Income before income tax expense	89,360	97,341	183,517	306,802
Income tax expense	(454)	(512)	(1,200)	(1,419)
Income from continuing operations before joint venture activity	88,906	96,829	182,317	305,383
(Loss) gain from real estate joint ventures	—	(1)	27	(5)
Consolidated net income	88,906	96,828	182,344	305,378
Net income attributable to noncontrolling interests	4,627	5,094	9,508	16,078
Net income available for MAA common shareholders	$84,279	$91,734	$172,836	$289,300

Earnings per common share - basic:
Net income available for common shareholders	$1.12	$1.22	$2.29	$3.84

Earnings per common share - diluted:
Net income available for common shareholders	$1.12	$1.22	$2.29	$3.84

Dividends declared per common share	$0.82	$0.77	$2.46	$2.31

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Consolidated net income	$88,906	$96,828	$182,344	$305,378
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	1,179	(9,269)	(3,840)	(11,812)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,042	1,607	3,359	5,590
Total comprehensive income	91,127	89,166	181,863	299,156
Less: comprehensive income attributable to noncontrolling interests	(4,743)	(4,690)	(9,483)	(15,750)
Comprehensive income attributable to MAA	$86,384	$84,476	$172,380	$283,406

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$182,344	$305,378
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(130)	(952)
Depreciation and amortization	228,073	220,941
Stock compensation expense	5,977	4,438
Redeemable stock expense	412	741
Amortization of debt premium and debt issuance costs	(7,546)	(12,755)
(Gain) loss from investments in real estate joint ventures	(27)	6
Loss on debt extinguishment	—	2,788
Derivative interest credit	(1,883)	(1,567)
Gain on sale of non-depreciable real estate assets	(2,170)	(172)
Gain on sale of depreciable real estate assets	(48,572)	(190,031)
Net casualty gain and other settlement proceeds	(738)	(485)
Changes in assets and liabilities:
Restricted cash	(4,955)	(1,533)
Other assets	(501)	5,927
Accounts payable	3,158	(1,211)
Accrued expenses and other	35,183	28,877
Security deposits	597	1,146
Net cash provided by operating activities	389,222	361,536
Cash flows from investing activities:
Purchases of real estate and other assets	(262,268)	(248,668)
Normal capital improvements	(65,351)	(72,786)
Construction capital and other improvements	(5,569)	(5,479)
Renovations to existing real estate assets	(29,554)	(22,470)
Development	(42,611)	(24,870)
Distributions from real estate joint ventures	1,823	6
Contributions to real estate joint ventures	—	(29)
Proceeds from disposition of real estate assets	187,425	358,017
Funding of escrow for future acquisitions	—	(59,607)
Net cash used in investing activities	(216,105)	(75,886)
Cash flows from financing activities:
Net change in credit lines	130,000	8,885
Principal payments on notes payable	(114,753)	(92,211)
Payment of deferred financing costs	(141)	(178)
Repurchase of common stock	(1,811)	(957)
Proceeds from issuances of common shares	(216)	326
Exercise of stock options	—	420
Distributions to noncontrolling interests	(10,234)	(9,676)
Dividends paid on common shares	(185,704)	(174,036)
Net cash used in financing activities	(182,859)	(267,427)
Net (decrease) increase in cash and cash equivalents	(9,742)	18,223
Cash and cash equivalents, beginning of period	37,559	26,653
Cash and cash equivalents, end of period	$27,817	$44,876

Supplemental disclosure of cash flow information:
Interest paid	$96,271	$97,798
Income taxes paid	$1,571	$2,095
Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$780	$236
Accrued construction in progress	$8,742	$8,333
Interest capitalized	$1,095	$1,313
Mark-to-market adjustment on derivative instruments	$1,402	$(4,632)

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(Unaudited)
(Dollars in thousands, except unit data)

	September 30, 2016	December 31, 2015
Assets:
Real estate assets:
Land	$943,320	$926,532
Buildings and improvements	7,142,278	6,939,288
Furniture, fixtures and equipment	253,586	228,157
Development and capital improvements in progress	51,277	44,355
	8,390,461	8,138,332
Less accumulated depreciation	(1,680,431)	(1,482,368)
	6,710,030	6,655,964

Undeveloped land	40,514	51,779
Corporate properties, net	9,257	8,812
Investments in real estate joint ventures	20	1,811
Real estate assets, net	6,759,821	6,718,366

Cash and cash equivalents	27,817	37,559
Restricted cash	31,037	26,082
Deferred financing costs, net	4,260	5,232
Other assets	56,771	58,935
Goodwill	1,607	1,607
Total assets	$6,881,313	$6,847,781

Liabilities and Capital:
Liabilities:
Unsecured notes payable	$2,195,989	$2,141,332
Secured notes payable	1,238,168	1,286,236
Accounts payable	9,080	5,922
Fair market value of interest rate swaps	8,950	10,358
Accrued expenses and other liabilities	259,965	226,237
Security deposits	12,221	11,623
Due to general partner	19	19
Total liabilities	3,724,392	3,681,727

Redeemable units	9,358	8,250

Capital:
General partner: 75,542,583 OP Units outstanding at September 30, 2016 and 75,408,571 OP Units outstanding at December 31, 2015 (1)	2,985,412	2,993,696
Limited partners: 4,143,203 OP Units outstanding at September 30, 2016 and 4,162,996 OP Units outstanding at December 31, 2015 (1)	164,250	165,726
Accumulated other comprehensive loss	(2,099)	(1,618)
Total capital	3,147,563	3,157,804
Total liabilities and capital	$6,881,313	$6,847,781

(1)
Number of units outstanding represents total OP Units regardless of classification on the condensed consolidated balance sheets. The number of units classified as redeemable units on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 are 100,266 and 90,844, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating revenues:
Rental revenues	$254,161	$239,670	$749,153	$710,775
Other property revenues	22,737	22,328	68,997	68,666
Total operating revenues	276,898	261,998	818,150	779,441
Property operating expenses:
Personnel	27,236	26,500	78,290	78,033
Building repairs and maintenance	9,377	8,793	23,156	23,195
Real estate taxes and insurance	34,282	31,699	104,182	97,824
Utilities	24,690	23,769	69,070	67,442
Landscaping	4,021	3,900	15,016	15,032
Other operating	7,040	6,938	20,768	21,577
Depreciation and amortization	76,959	73,098	227,829	220,606
Total property operating expenses	183,605	174,697	538,311	523,709
Acquisition expenses	1,033	656	2,167	2,155
Property management expenses	7,908	7,628	25,221	23,106
General and administrative expenses	6,661	5,879	20,257	19,103
Merger-related expenses	3,901	—	3,901	—
Income from continuing operations before non-operating items	73,790	73,138	228,293	211,368
Interest and other non-property income (expense)	64	(179)	159	(359)
Interest expense	(32,168)	(30,229)	(96,418)	(91,511)
(Loss) gain on debt extinguishment	—	(5)	3	(3,384)
Net casualty (loss) gain after insurance and other settlement proceeds	(75)	(5)	738	485
Gain on sale of depreciable real estate assets	47,749	54,621	48,572	190,031
Gain on sale of non-depreciable real estate assets	—	—	2,170	172
Income before income tax expense	89,360	97,341	183,517	306,802
Income tax expense	(454)	(512)	(1,200)	(1,419)
Income from continuing operations before joint venture activity	88,906	96,829	182,317	305,383
(Loss) gain from real estate joint ventures	—	(1)	27	(5)
Net income available for Mid-America Apartments, L.P. common unitholders	$88,906	$96,828	$182,344	$305,378

Earnings per common unit - basic:
Net income available for common unitholders	$1.12	$1.22	$2.29	$3.84

Earnings per common unit - diluted:
Net income available for common unitholders	$1.12	$1.22	$2.29	$3.84

Distributions declared per common unit	$0.82	$0.77	$2.46	$2.31

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income available for Mid-America Apartments, L.P. common unitholders	$88,906	$96,828	$182,344	$305,378
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	1,179	(9,269)	(3,840)	(11,812)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,042	1,607	3,359	5,590
Comprehensive income attributable to Mid-America Apartments, L.P.	$91,127	$89,166	$181,863	$299,156

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$182,344	$305,378
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(130)	(952)
Depreciation and amortization	228,073	220,941
Stock compensation expense	5,977	4,438
Redeemable units expense	412	741
Amortization of debt premium and debt issuance costs	(7,546)	(12,755)
(Gain) loss from investments in real estate joint ventures	(27)	6
Loss on debt extinguishment	—	2,788
Derivative interest credit	(1,883)	(1,567)
Gain on sale of non-depreciable real estate assets	(2,170)	(172)
Gain on sale of depreciable real estate assets	(48,572)	(190,031)
Net casualty gain and other settlement proceeds	(738)	(485)
Changes in assets and liabilities:
Restricted cash	(4,955)	(1,533)
Other assets	(501)	5,927
Accounts payable	3,158	(1,211)
Accrued expenses and other	35,183	28,877
Security deposits	597	1,146
Net cash provided by operating activities	389,222	361,536
Cash flows from investing activities:
Purchases of real estate and other assets	(262,268)	(248,668)
Normal capital improvements	(65,351)	(72,786)
Construction capital and other improvements	(5,569)	(5,479)
Renovations to existing real estate assets	(29,554)	(22,470)
Development	(42,611)	(24,870)
Distributions from real estate joint ventures	1,823	6
Contributions to real estate joint ventures	—	(29)
Proceeds from disposition of real estate assets	187,425	358,017
Funding of escrow for future acquisitions	—	(59,607)
Net cash used in investing activities	(216,105)	(75,886)
Cash flows from financing activities:
Net change in credit lines	130,000	8,885
Principal payments on notes payable	(114,753)	(92,211)
Payment of deferred financing costs	(141)	(178)
Repurchase of common units	(1,811)	(957)
Proceeds from issuances of common units	(216)	326
Exercise of unit options	—	420
Distributions paid on common units	(195,938)	(183,712)
Net cash used in financing activities	(182,859)	(267,427)
Net (decrease) increase in cash and cash equivalents	(9,742)	18,223
Cash and cash equivalents, beginning of period	37,559	26,653
Cash and cash equivalents, end of period	$27,817	$44,876

Supplemental disclosure of cash flow information:
Interest paid	$96,271	$97,798
Income taxes paid	$1,571	$2,095
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$8,742	$8,333
Interest capitalized	$1,095	$1,313
Mark-to-market adjustment on derivative instruments	$1,402	$(4,632)

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
September 30, 2016 and 2015
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

As of September 30, 2016, MAA owned 75,542,583 units (or approximately 94.8%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital is the principal area of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interests, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

As of September 30, 2016, we owned and operated 251 apartment communities comprising 79,170 apartments located in 15 states principally through the Operating Partnership.

As of September 30, 2016, we had three development communities under construction totaling 550 units. Total expected costs for the development projects are $81.8 million, of which $48.6 million has been incurred through September 30, 2016. We expect to complete construction on two projects by the second quarter of 2017 and one project by the fourth quarter of 2017. Six of our multifamily properties include retail components with approximately 194,000 square feet of gross leasable area.

On August 15, 2016, we entered into an agreement and plan of merger with Post Properties, Inc., which we refer to as “Post Properties,” an Atlanta, Georgia-based REIT operating in the multifamily sector, pursuant to which MAA and Post Properties will combine through a merger of Post Properties with and into MAA, with MAA surviving the merger, which we refer to as the “parent merger.” If the parent merger is completed pursuant to the merger agreement, each issued and outstanding share of Post Properties’ common stock will be converted into the right to receive 0.71 shares of MAA common stock, with cash paid for fractional shares of Post Properties common stock. In addition, in the parent merger, each outstanding share of Post Properties’ 8 1/2% Series A Cumulative Redeemable Preferred Shares, which we refer to as “Post Properties Series A preferred stock,” will be automatically converted into the right to receive one newly-issued share of MAA’s 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as “MAA Series I preferred stock,” which will have the same rights, preferences, privileges and voting powers as those of the Post Properties Series A preferred stock. We anticipate that MAA will issue approximately 38 million shares of MAA’s common stock and approximately 868,000 shares of MAA Series I preferred stock in connection with the parent merger. Pursuant to the merger agreement, and prior to the parent merger, Post Apartment Homes, L.P., Post Properties’ operating partnership, which we refer to as “Post LP,” will merge with and into MAALP, with MAALP continuing as the surviving entity, which we refer to as the “partnership merger.” As a result of the partnership merger, each limited partnership interest in Post LP designated as a “Partnership Unit” under Post LP’s limited partnership agreement that is issued and outstanding immediately prior to the effectiveness of the partnership merger will be converted into the right to receive 0.71 OP Units, which we anticipate will result in the issuance of approximately 80,000 additional new OP Units.

The closing of the partnership merger and the parent merger, which we refer to collectively as the “mergers,” is conditioned, among other things, upon requisite approval of the parent merger by the holders of Post Properties’ common stock and the holders of MAA’s common stock. In addition to those shareholder approvals, the closing of the mergers is subject to other customary closing conditions. Accordingly, there is no assurance that the mergers will occur on the terms described herein, or at all. Shareholder meetings for each of MAA and Post Properties are scheduled for November 10, 2016. All costs related to the mergers are being expensed in the period they are incurred and are included in “Merger-related expenses” in our Condensed Consolidated Statements of Operations. In connection with these activities, we incurred approximately
$3.9 million in expenses for both the three and nine months ended September 30, 2016.

Subject to satisfaction of all of the conditions to closing, including receipt of the separate approvals of the MAA and Post Properties shareholders, the transactions contemplated by the merger agreement, including the mergers, are expected to close on or about December 1, 2016. The combined company will retain the name "Mid-America Apartment Communities, Inc." and the executive officers of MAA immediately prior to the effective of the mergers will continue as the executive officers of the combined company following the effective time of the mergers.

For additional details regarding the terms and conditions of the proposed business combination with Post Properties and related matters, please refer to our other filings with the SEC that were made in connection with the proposed mergers, including the Joint Proxy Statement/Prospectus filed with the SEC pursuant to Rule 424(b)(3) on September 30, 2016 and the Current Report on Form 8-K filed with the SEC on August 15, 2016.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to prior period numbers. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we early adopted Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. As a result of this adoption and to improve comparability, we reclassified certain costs from "Amortization of deferred financing costs" to "Interest Expense." Thus, the $0.9 million and $2.7 million of "Amortization of deferred financing costs" previously reported in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, respectively, have been reclassified to "Interest expense" for the three months and nine months ended September 30, 2015 in the Condensed Consolidated Statements of Operations included in this Report. As a result of this income statement reclassification, $2.7 million of amortization of deferred financing costs for the nine months ended September 30, 2015, initially reported in the "Depreciation and amortization" line of the Condensed Consolidated Statements of Cash Flows in the 2015 Form 10-Q for the nine months ended September 30, 2015, have been reclassified to "Amortization of debt premium and debt issuance costs," presented in the Condensed Consolidated Statements of Cash Flows included in this Report.

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 95% to 100% of all consolidated subsidiaries, including the Operating Partnership. The condensed consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Effective January 1, 2016, we adopted ASU 2015-02, Consolidation: Topic 810, which resulted in the Operating Partnership now being classified as a VIE, since the limited partners of both entities lack substantive kick-out rights and substantive participating rights. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the de-consolidation of any entities previously consolidated. We are the primary beneficiary of, and continue to consolidate, both entities, and there was no material effect on our financial position or results of operations as a result of this adoption. See Footnote 14, Recent Accounting Pronouncements, for further details on the adoption of this standard.

We use the equity method of accounting for our investments in entities for which we exercise significant influence, but do not have the ability to exercise control. These entities are not VIEs. The factors considered in determining that we do not have the ability to exercise control include ownership of voting interests and participatory rights of investors.

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and nine months ended September 30, 2016 and 2015, MAA's basic earnings per share was computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below:

(dollars and shares in thousands, except per share amounts)	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016	2015
Shares Outstanding
Weighted average common shares - basic	75,302		75,189		75,276	75,167
Weighted average partnership units outstanding	—	(1)	—	(1)	4,156	—	(1)
Effect of dilutive securities	—	(2)	—	(2)	246	—	(2)
Weighted average common shares - diluted	75,302		75,189		79,678	75,167

Calculation of Earnings per Share - basic
Income from continuing operations	$88,906		$96,828		$182,344	$305,378
Income from continuing operations attributable to noncontrolling interests	(4,627)		(5,094)		(9,508)	(16,078)
Income from continuing operations allocated to unvested restricted shares	(254)		(221)		(485)	(668)
Income from continuing operations available for common shareholders, adjusted	$84,025		$91,513		$172,351	$288,632

Weighted average common shares - basic	75,302		75,189		75,276	75,167
Earnings per share - basic	$1.12		$1.22		$2.29	$3.84

Calculation of Earnings per Share - diluted
Income from continuing operations	$88,906		$96,828		$182,344	$305,378
Income from continuing operations attributable to noncontrolling interests	(4,628)	(1)	(5,094)	(1)	—	(16,080)	(1)
Income from continuing operations allocated to unvested restricted shares	(254)	(2)	(221)	(2)	—	(668)	(2)
Income from continuing operations available for common shareholders, adjusted	$84,024		$91,513		$182,344	$288,630

Weighted average common shares - diluted	75,302		75,189		79,678	75,167
Earnings per share - diluted	$1.12		$1.22		$2.29	$3.84

(1) For the three months ended September 30, 2016 and for both the three and nine months ended September 30, 2015, 4.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

(2) For the three months ended September 30, 2016 and for both the three and nine months ended September 30, 2015, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per OP Unit computations for the three and nine months ended September 30, 2016 and 2015 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016	2015
Units Outstanding
Weighted average OP Units - basic	79,449		79,374		79,432	79,356
Effect of dilutive securities	—	(1)	—	(1)	246	—	(1)
Weighted average OP Units - diluted	79,449		79,374		79,678	79,356

Calculation of Earnings per Unit - basic
Income from continuing operations	$88,906		$96,828		$182,344	$305,378
Income from continuing operations allocated to unvested restricted common units	(254)		(221)		(484)	(668)
Income from continuing operations available for common unitholders, adjusted	$88,652		$96,607		$181,860	$304,710

Weighted average OP Units - basic	79,449		79,374		79,432	79,356
Earnings per OP Unit - basic	$1.12		$1.22		$2.29	$3.84

Calculation of Earnings per Unit - diluted
Income from continuing operations	$88,906		$96,828		$182,344	$305,378
Income from continuing operations allocated to unvested restricted common units	(254)	(1)	(221)	(1)	—	(668)	(1)
Income from continuing operations available for common unitholders, adjusted	$88,652		$96,607		$182,344	$304,710

Weighted average OP Units - diluted	79,449		79,374		79,678	79,356
Earnings per OP Unit - diluted	$1.12		$1.22		$2.29	$3.84

(1) For the three months ended September 30, 2016 and for both the three and nine months ended September 30, 2015, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per unit calculations as they are not dilutive.

4.    MAA Equity

Changes in total equity and its components for the nine-month periods ended September 30, 2016 and 2015 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
EQUITY BALANCE DECEMBER 31, 2015	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$3,157,823
Net income	—	—	172,836	—	9,508	182,344
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	(456)	(25)	(481)
Issuance and registration of common shares	1	(739)	—	—	—	(738)
Shares repurchased and retired	—	(1,811)	—	—	—	(1,811)
Shares issued in exchange for OP Units	—	780	—	—	(780)	—
Shares issued in exchange from redeemable stock	—	122	—	—	—	122
Redeemable stock fair market value adjustment	—	—	(296)	—	—	(296)
Adjustment for noncontrolling interest ownership in operating partnership	—	(38)	—	—	38	—
Amortization of unearned compensation	—	6,625	—	—	—	6,625
Dividends on common stock ($2.46 per share)	—	—	(185,789)	—	—	(185,789)
Dividends on noncontrolling interest OP Units ($2.46 per OP Unit)	—	—	—	—	(10,217)	(10,217)
EQUITY BALANCE SEPTEMBER 30, 2016	$754	$3,632,013	$(647,390)	$(2,045)	$164,250	$3,147,582

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
EQUITY BALANCE DECEMBER 31, 2014	$752	$3,619,270	$(729,086)	$(412)	$161,287	$3,051,811
Net income	—	—	289,300	—	16,078	305,378
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	(5,894)	(328)	(6,222)
Issuance and registration of common shares	2	324	—	—	—	326
Shares repurchased and retired	—	(957)	—	—	—	(957)
Exercise of stock options	—	420		—	—	420
Shares issued in exchange for OP Units	—	236	—	—	(236)	—
Redeemable stock fair market value adjustment	—	—	(614)	—	—	(614)
Adjustment for noncontrolling interest ownership in operating partnership	—	(409)	—	—	409	—
Amortization of unearned compensation	—	4,950	—	—	—	4,950
Dividends on common stock ($2.31 per share)	—	—	(174,100)	—	—	(174,100)
Dividends on noncontrolling interest OP Units ($2.31 per OP Unit)	—	—	—	—	(9,671)	(9,671)
EQUITY BALANCE SEPTEMBER 30, 2015	$754	$3,623,834	$(614,500)	$(6,306)	$167,539	$3,171,321

5.    MAALP Capital

Changes in total capital and its components for the nine-month periods ended September 30, 2016 and 2015 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$(1,618)	$3,157,804
Net income	9,508	172,836	—	182,344
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	(481)	(481)
Issuance of OP Units	—	(738)	—	(738)
OP Units repurchased and retired	—	(1,811)	—	(1,811)
General partner OP Units issued in exchange for limited partner units	(780)	780	—	—
OP Units issued in exchange for redeemable units	—	122	—	122
Redeemable OP Units fair market value adjustment	—	(296)	—	(296)
Adjustment for limited partners' capital at redemption value	13	(13)	—	—
Amortization of unearned compensation	—	6,625	—	6,625
Distributions ($2.46 per OP Unit)	(10,217)	(185,789)	—	(196,006)
CAPITAL BALANCE SEPTEMBER 30, 2016	$164,250	$2,985,412	$(2,099)	$3,147,563

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$(376)	$3,051,792
Net income	16,078	289,300	—	305,378
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	(6,222)	(6,222)
Issuance of OP Units	—	326	—	326
OP Units repurchased and retired	—	(957)	—	(957)
Exercise of OP Unit options		420	—	420
General partner OP Units issued in exchange for limited partner units	(236)	236	—	—
Redeemable OP Units fair market value adjustment	—	(614)	—	(614)
Adjustment for limited partners' capital at redemption value	58	(58)	—	—
Amortization of unearned compensation	—	4,950	—	4,950
Distributions ($2.31 per OP Unit)	(9,671)	(174,100)	—	(183,771)
CAPITAL BALANCE SEPTEMBER 30, 2015	$167,539	$3,010,361	$(6,598)	$3,171,302

6.           Borrowings

The weighted average interest rate at September 30, 2016 for the $3.43 billion of debt outstanding was 3.6%, compared to the weighted average interest rate of 3.7% on $3.43 billion of debt outstanding at December 31, 2015. Our debt consists of an unsecured credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At September 30, 2016, we had $2.0 billion of senior unsecured notes and term loans fixed at an average interest rate of 3.8% and a $750 million variable rate credit facility with an average interest rate of 1.5% with $205.0 million borrowed at September 30, 2016. Additionally, we had $115.0 million of conventional, secured variable rate debt outstanding at an average interest rate of 1.0% and $75.0 million of capped conventional, secured variable rate debt at an average interest rate of 1.0%. The interest rate on all other secured debt, totaling $1.0 billion, was hedged or fixed at an average interest rate of 4.0%.

Unsecured Credit Facility

We maintain a $750.0 million unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at an all-in rate of 1.47%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At September 30, 2016, we had $205.0 million actually borrowed under this facility, and another approximately $3.3 million used to support letters of credit.

Unsecured Term Loans

We also maintain three term loans with a syndicate of banks, led by KeyBank National Association, Wells Fargo Bank, N.A., and U.S. Bank National Association, respectively. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on our credit ratings. The Wells Fargo term loan has a balance of $250.0 million and matures in 2018. The U.S. Bank term loan has a balance of $150.0 million and matures in 2020. Both the Wells Fargo and U.S. Bank term loans have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings.

Senior Unsecured Notes

As of September 30, 2016, we have approximately $1.2 billion of publicly issued notes and $310.0 million of private placement notes. These senior unsecured notes have maturities ranging from five to twelve years, averaging 7.6 years remaining until maturity as of September 30, 2016.

Secured Credit Facility

We maintain a $240.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility provides for both fixed and variable rate borrowings and has Fannie Mae rate tranches with maturities from 2016 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the Fannie Mae discount mortgage backed security rate on the date of renewal, which, for us, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facility, plus a fee of 0.62%. Borrowings under the Fannie Mae Facility totaled $240.0 million at September 30, 2016, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $190.0 million under the variable rate portion of the facility at an average rate of 1.2%. The available borrowing capacity at September 30, 2016 was $240.0 million.

Secured Property Mortgages

At September 30, 2016, we had $1.0 billion of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019.

On February 1, 2016, we paid off a $13.4 million mortgage associated with the Colonial Village at Matthews apartment community. The loan was scheduled for maturity in March 2016.

On March 1, 2016, we paid off a $20.2 million mortgage associated with the Verandas at Southwood apartment community. The payoff was at scheduled maturity of the loan.

In addition to these payoffs, we have paid $5.9 million associated with property mortgage principal amortizations during the nine months ended September 30, 2016.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$240.0 million of the Fannie Mae Facility, of which $240.0 million has been borrowed as of September 30, 2016; and

•	$310.0 million of senior unsecured notes, all of which has been borrowed as of September 30, 2016.

Total Outstanding Debt

The following table summarizes our indebtedness at September 30, 2016, (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$972,948	4.0%	8/21/2019
Fannie Mae conventional credit facility	50,000	4.7%	3/31/2017
Total fixed rate secured debt	$1,022,948	4.0%	7/11/2019

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facility	190,000	1.0%	8/26/2017
Total variable rate secured debt	$190,000	1.2%	8/26/2017

Fair market value adjustments and debt issuance costs	25,220
Total Secured Debt	$1,238,168	3.5%	3/25/2019

Unsecured Debt
Variable rate credit facility	$205,000	1.5%	4/15/2020
Term loan fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate bonds	1,460,000	4.1%	1/26/2024
Fair market value adjustments, debt issuance costs and discounts	(19,011)
Total Unsecured Debt	$2,195,989	3.6%	2/26/2022

Total Outstanding Debt	$3,434,157	3.6%	2/6/2021

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended September 30, 2016 and 2015, we recorded ineffectiveness of $96,000 (decrease to interest expense) and $44,000 (increase to interest expense), respectively, and during the nine months ended September 30, 2016 and 2015, we recorded ineffectiveness of $67,000 (increase to interest expense) and $117,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next twelve months, we estimate that an additional $2.6 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of September 30, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	3	$75,000,000
Interest Rate Swaps	7	$550,000,000

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the
Three and nine months ended September 30, 2016 and 2015 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain or (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30,	2016	2015	2016	2015	2016	2015

Interest rate contracts	$1,179	$(9,269)	$(1,042)	$(1,607)	$96	$(44)

Nine months ended September 30,

Interest rate contracts	$(3,840)	$(11,812)	$(3,359)	$(5,590)	$(67)	$(117)

Derivatives Not Designated as Hedging Instruments
Three months ended September 30,					2016	2015

Interest rate contracts					$—	$—

Nine months ended September 30,

Interest rate contracts					$—	$(3)

Credit-Risk-Related Contingent Features

As of September 30, 2016, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $9.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $9.0 million at September 30, 2016.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2016, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $9.6 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

We did not have any asset or liability derivative balances that were offsetting that would have resulted in reported net derivative balances differing from the recorded gross amount of derivative assets of $0 and $6,000 as of September 30, 2016 and December 31, 2015, respectively, in addition to gross recorded derivative liabilities of $9.0 million and $10.4 million as of September 30, 2016 and December 31, 2015, respectively.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income by Component	Affected Line Item in the Consolidated Statements Of Operations
		Gains and Losses on Cash Flow Hedges
For the nine months ended September 30,		2016	2015
Beginning balance		$(1,589)	$(412)
Other comprehensive (loss) before reclassifications		(3,840)	(11,812)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	3,359	5,590
Net current-period other comprehensive loss attributable to noncontrolling interests		25	328
Net current-period other comprehensive (loss) attributable to MAA		(456)	(5,894)
Ending balance		$(2,045)	$(6,306)

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

Financial Instruments Not Carried at Fair Value
At September 30, 2016, the fair values of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits approximated their carrying value due to their short term nature.

Fixed rate notes payable at September 30, 2016 and December 31, 2015, totaled $2.49 billion and $2.61 billion, respectively, and had estimated fair values of $2.68 billion and $2.71 billion (excluding prepayment penalties), respectively, as of September 30, 2016 and December 31, 2015. The carrying values of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2016 and December 31, 2015, totaled $945.0 million and $815.0 million, respectively, and had estimated fair values of $934.8 million and $817.7 million (excluding prepayment penalties), respectively, as of September 30, 2016 and December 31, 2015. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of September 30, 2016 and December 31, 2015 were classified as Level 2 in the fair value hierarchy.

The table below presents a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2016
(dollars in thousands)

Derivatives in cash flow hedging relationships	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Assets
Interest rate contracts	Other assets	$—	$—	$—	$—
Liabilities
Interest rate contracts	Fair market value of interest rate swaps	$—	$8,950	$—	$8,950

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015
(dollars in thousands)

Derivatives in cash flow hedging relationships	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Assets
Interest rate contracts	Other assets	$—	$6	$—	$6
Liabilities
Interest rate contracts	Fair market value of interest rate swaps	$—	$10,358	$—	$10,358

The fair value estimates presented herein are based on information available to management as of September 30, 2016 and December 31, 2015.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 7 (Derivatives and Hedging Activities) to the Condensed Consolidated Financial Statements.

9.           Shareholders' Equity of MAA

On September 30, 2016, 75,542,583 shares of MAA's common stock and 4,143,203 OP Units (not held by MAA or its corporate affiliates) were issued and outstanding, representing a total of 79,685,786 shares and units. At September 30, 2015, 75,379,381 shares of MAA's common stock and 4,185,065 OP Units (not held by MAA or its corporate affiliates) were outstanding, representing a total of 79,564,446 shares and units. There were outstanding options to purchase 39,084 shares of MAA's common stock as of September 30, 2016 compared to outstanding options to purchase 58,112 shares of MAA common stock as of September 30, 2015.

During the nine months ended September 30, 2016, 19,727 shares of MAA's common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the nine months ended September 30, 2015, 11,914 shares were acquired for that purpose.

During the nine months ended September 30, 2015, we issued 7,342 shares related to the exercise of stock options. These exercises resulted in proceeds of $0.4 million. During the nine months ended September 30, 2016, there were no stock options exercised.

10.    Partners' Capital of MAALP

OP Units

Interests in the Operating Partnership are represented by Operating Partnership Units, or OP Units. As of September 30, 2016, there were 79,685,786 OP Units outstanding, 75,542,583 or 94.8% of which were owned by MAA, MAALP's general partner. The remaining 4,143,203 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of September 30, 2015, there were 79,564,446 OP Units outstanding, 75,379,381 or 94.7% of which were owned by MAA and 4,185,065 of which were owned by the Class A Limited Partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of the Operating Partnership subject to the restrictions specifically contained within the Operating Partnership's agreement of limited partnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on the Operating Partnership's assets; and distribution of cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem Class B OP Units and determine the consideration to be received. The general partner may delegate these and other powers granted if MAA remains in supervision of the designee.

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, and as of September 30, 2016, a total of 4,143,203 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,542,583 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

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

At September 30, 2016, a total of 4,143,203 Class A Units were outstanding and redeemable for 4,143,203 shares of MAA common stock, with an approximate value of $389.4 million, based on the closing price of MAA’s common stock on September 30, 2016 of $93.99 per share. At September 30, 2015, a total of 4,185,065 Class A Units were outstanding and redeemable for 4,185,065 shares of MAA common stock, with an approximate value of $342.6 million, based on the closing price of MAA’s common stock on September 30, 2015 of $81.87 per share.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common stock.

11.     Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

As of September 30, 2016 and December 31, 2015, our accrual for loss contingencies was $9.5 million and $13.5 million in the aggregate, respectively.

12.           Segment Information

As of September 30, 2016, we owned 251 multifamily apartment communities in 15 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations of each of our apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following are the three reportable operating segments for MAA and the Operating Partnership:

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

Revenues and NOI for each reportable segment for the three- and nine- month periods ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Large Market Same Store	$163,688	$156,947	$483,392	$459,841
Secondary Market Same Store	85,188	83,295	253,013	245,034
Non-Same Store and Other	28,022	21,756	81,745	74,566
Total operating revenues	$276,898	$261,998	$818,150	$779,441

NOI:
Large Market Same Store	$100,245	$95,887	$297,943	$280,582
Secondary Market Same Store	52,917	51,819	158,613	152,307
Non-Same Store and Other	17,090	12,693	51,112	43,449
Total NOI	170,252	160,399	507,668	476,338
Depreciation and amortization	(76,959)	(73,098)	(227,829)	(220,606)
Acquisition expenses	(1,033)	(656)	(2,167)	(2,155)
Property management expenses	(7,908)	(7,628)	(25,221)	(23,106)
General and administrative expenses	(6,661)	(5,879)	(20,257)	(19,103)
Merger-related expenses	(3,901)	—	(3,901)	—
Interest and other non-property income (expense)	64	(179)	159	(359)
Interest expense	(32,168)	(30,229)	(96,418)	(91,511)
(Loss) gain on debt extinguishment/modification	—	(5)	3	(3,384)
Gain on sale of depreciable real estate assets	47,749	54,621	48,572	190,031
Net casualty (loss) gain after insurance and other settlement proceeds	(75)	(5)	738	485
Income tax expense	(454)	(512)	(1,200)	(1,419)
Gain on sale of non-depreciable real estate assets	—	—	2,170	172
(Loss) gain from real estate joint ventures	—	(1)	27	(5)
Net income attributable to noncontrolling interests	(4,627)	(5,094)	(9,508)	(16,078)
Net income available for MAA common shareholders	$84,279	$91,734	$172,836	$289,300

Assets for each reportable segment as of September 30, 2016 and December 31, 2015, were as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Assets:
Large Market Same Store	$3,653,852	$3,768,455
Secondary Market Same Store	1,570,150	1,661,956
Non-Same Store and Other	1,598,139	1,344,833
Corporate assets	59,172	72,537
Total assets	$6,881,313	$6,847,781

The decreases in the Large and Secondary Market Same Store categories and the increases in the Non-Same Store category as of September 30, 2016, as compared to December 31, 2015, are due to properties identified for disposition in 2016 being removed from the Same Store categories.

13.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the nine months ended September 30, 2016:

Community	Location	Units	Date Acquired
The Apartments at Cobblestone Square	Fredericksburg, Virginia	314	March 1, 2016
Residences at Fountainhead	Tempe, Arizona	322	June 30, 2016
Yale at 6th	Houston, Texas	352	September 8, 2016
Innovation Apartment Homes	Greenville, South Carolina	336	September 22, 2016

The following chart shows our disposition activity for the nine months ended September 30, 2016:

Community	Location	Sq. Ft./Acres	Date Sold
McKinney (1)	McKinney, Texas	30 acres	February 5, 2016
Colonial Promenade Nord du Lac	Covington, Louisiana	295,447 sq. ft.	March 28, 2016
Colonial Promenade Nord du Lac - Outparcels	Covington, Louisiana	25 acres	March 28, 2016
Colonial Grand at Heathrow - Adjacent Land Parcels	Heathrow, Florida	11 acres	April 7, 2016 and April 13, 2016
Land Title Building (2)	Birmingham, Alabama	30,000 sq. ft.	May 23, 2016
Colonial Promenade Huntsville - Outparcel	Huntsville, Alabama	1.3 acres	June 29, 2016
CG at Autumn Park	Greensboro, North Carolina	402	August 18, 2016
Corners at Crystal Lake	Winston-Salem, North Carolina	240	August 18, 2016
CV at Glen Eagles	Winston-Salem, North Carolina	310	August 18, 2016
CV at Mill Creek	Winston-Salem, North Carolina	220	August 18, 2016
Abbington Place	Huntsville, Alabama	152	September 13, 2016
CV at Stone Point	Charlotte, North Carolina	192	September 13, 2016
CV at Greystone	Charlotte, North Carolina	408	September 13, 2016

(1) This property, consisting of undeveloped land, was sold by McDowell CRLP McKinney JV, LLC, a joint venture in which MAA owned a 25% interest.

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
		This ASU is effective for annual periods ending after December 15, 2016; however, early adoption is permitted.	We are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.
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

The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have not yet selected a transition method, and we are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.

ASU 2016-02, Leases
This ASU amends existing accounting standards for lease accounting and establishes the principles for lease accounting for both the lessee and lessor. The amendment requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendment also requires certain quantitative and qualitative disclosures about leasing arrangements.
This ASU is effective for annual reporting periods beginning after December 15, 2018; however, early adoption is permitted.
The standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.

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
The standard must be adopted using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. We are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The ASU is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.	This ASU is effective for annual reporting periods beginning after December 15, 2017; however, early adoption is permitted.
The standard must be adopted using a retrospective transition method. We are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.8% limited partner interest as of September 30, 2016. MAA conducts substantially all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

Risk Associated with Forward Looking Statements

We consider this and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements may include, without limitation, statements about the timing and anticipated benefits of the pending merger with Post Properties and statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

•	inability to attract and retain qualified personnel;

•	potential liability for breaches of our privacy or information security systems;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes;

•	litigation and compliance costs associated with laws requiring access for disabled persons;

•	inability to consummate the proposed mergers with Post Properties on the terms contemplated, or at all, and the timing of the closing of the mergers;

•
disruption in key business activities, including disruption of management’s attention from our ongoing business operations due to the proposed mergers or any impact on our relationships with third parties as a result of the announcement of the proposed mergers;

•	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the mergers;

•	the amount of the costs, fees, expenses and charges related to the proposed mergers;

•	the integration of the companies’ businesses and risks associated with achieving expected revenue synergies or cost savings should consummation of the mergers with Post Properties occur; and

•	other risks identified in this Report and, from time to time, in other Reports we file with the SEC or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date on which this Report is filed.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on February 26, 2016 for discussions of our critical accounting policies. During the three months ended September 30, 2016, there were no material changes to these policies.

Overview of the Three Months Ended September 30, 2016

We experienced a decrease in consolidated net income for the three months ended September 30, 2016 over the three months ended September 30, 2015 as gains from the sale of real estate assets decreased year over year. The decrease in consolidated net income was slightly offset as increases in revenues outpaced increases in expenses for the current year. The increase in revenue came from a 4.3% increase in our large market same store segment, a 2.3% increase in our secondary market same store segment and a 28.8% increase in our non-same store and other segment. The increase in revenues for our large market same store segment and our secondary market same store segment was driven by a 4.2% increase in average effective rent per unit, as that term is defined below. The increase in revenues in our non-same store and other segment was primarily a result of property acquisition and disposition activity. The increase in expense came from a 3.9% increase in our large market same store segment, a 2.5% increase in our secondary market same store segment and a 20.6% increase in our non-same store and other segment. The drivers of these increases are discussed below in the "Results of Operations" section.

Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition.

The following table shows our multifamily real estate assets as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Properties	251	253
Units	79,170	79,024
Development units	550	806
Average effective rent per unit for the three months ended September 30, 2016 or 2015, as applicable, excluding lease-up and development	$1,058	$999
Physical occupancy, excluding lease-up and development	96.6%	96.6%

Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing. It does not represent actual rental revenues collected per unit. See discussion of same store average rent per unit and occupancy comparisons in the "Trends" section below.

On August 15, 2016, we entered into an agreement and plan of merger with Post Properties, an Atlanta, Georgia-based REIT operating in the multifamily apartment sector, pursuant to which, among other things, MAA and Post Properties will combine through a merger of Post Properties with and into MAA, with MAA surviving the merger. The transactions contemplated by the merger agreement are expected to close December 1, 2016, subject to the satisfaction of closing conditions. The combined company will retain the name “Mid-America Apartment Communities, Inc.” and the executive officers of MAA immediately prior to the effective of the merger will continue as the executive officers of the combined company following the effective time of the merger. For more information about the pending merger, see Note 1 in the notes to the Condensed Consolidated Financial Statements included in this Report.

Results of Operations

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Property Revenues

The following table shows our property revenues by segment for the three months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three months ended September 30,
	2016	2015	Increase	Percentage Increase
Large Market Same Store	$163,688	$156,947	$6,741	4.3%
Secondary Market Same Store	85,188	83,295	1,893	2.3%
Same Store Portfolio	248,876	240,242	8,634	3.6%
Non-Same Store and Other	28,022	21,756	6,266	28.8%
Total	$276,898	$261,998	$14,900	5.7%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average effective rent per unit of 4.9% and 2.9%, respectively, year over year.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the three months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three months ended September 30,
	2016	2015	Increase	Percentage Increase
Large Market Same Store	$63,443	$61,060	$2,383	3.9%
Secondary Market Same Store	32,271	31,476	795	2.5%
Same Store Portfolio	95,714	92,536	3,178	3.4%
Non-Same Store and Other	10,932	9,063	1,869	20.6%
Total	$106,646	$101,599	$5,047	5.0%

The increase in property operating expenses from our large market same store segment is primarily a result of increases in real estate taxes of $1.8 million, water expenses of $0.4 million, maintenance personnel expenses of $0.3 million, and building repairs and maintenance of $0.3 million. These increases in large market same store operating expenses were partially offset by a decrease in insurance expense of $0.3 million. The increase in property operating expenses from our secondary market same store segment is primarily a result of increases in real estate taxes of $0.4 million and maintenance personnel expenses of $0.4 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2016 was approximately $77.0 million, an increase of $3.9 million from the three months ended September 30, 2015. The increase in depreciation and amortization expense is primarily due to asset additions made in the normal course of business.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were approximately $6.7 million, an increase of $0.8 million from the three months ended September 30, 2015. This increase is due primarily to the increase in compensation expense of $1.0 million year over year.

Merger-Related Expenses

Merger-related expenses, primarily legal and professional costs for the pending acquisition of Post Properties, were approximately $3.9 million for the three months ended September 30, 2016. We did not incur any merger-related expenses for the three months ended September 30, 2015.

Interest Expense

Interest expense for the three months ended September 30, 2016 was approximately $32.2 million, an increase of $1.9 million from the three months ended September 30, 2015. The increase in interest expense is primarily the result of a decrease in fair market value amortization of $1.3 million year over year as a result of a senior note becoming due and fully amortized in September 2015.

Gain on Sale of Depreciable Real Estate Assets

We recorded a gain on sale of depreciable real estate assets of $47.7 million for the three months ended September 30, 2016, a decrease of $6.9 million from the three months ended September 30, 2015. The decrease in the gain was primarily caused by a prior year disposal owned for 18 years being sold for a gain of $40.4 million during the three months ended September 30, 2015. The gains recorded during the three months ended September 30, 2016 were smaller on average due to the period of ownership being shorter as most of the current year disposals were obtained through the merger with Colonial in 2013.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2016 was approximately $4.6 million, a decrease of $0.5 million from the three months ended September 30, 2015. This decrease is primarily due to the decrease in consolidated net income, which resulted from the factors listed above.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income available for MAA common shareholders decreased by approximately $7.5 million for the three months ended September 30, 2016 from the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Property Revenues

The following table shows our property revenues by segment for the nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Nine months ended September 30,
	2016	2015	Increase	Percentage Increase
Large Market Same Store	$483,392	$459,841	$23,551	5.1%
Secondary Market Same Store	253,013	245,034	7,979	3.3%
Same Store Portfolio	736,405	704,875	31,530	4.5%
Non-Same Store and Other	81,745	74,566	7,179	9.6%
Total	$818,150	$779,441	$38,709	5.0%

The increases in property revenues from our large market same store and secondary market same store segments are primarily a result of increased average effective rent per unit of 5.0% and 3.0%, respectively, year over year.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Nine months ended September 30,
	2016	2015	Increase	Percentage Increase
Large Market Same Store	$185,449	$179,259	$6,190	3.5%
Secondary Market Same Store	94,400	92,727	1,673	1.8%
Same Store Portfolio	279,849	271,986	7,863	2.9%
Non-Same Store and Other	30,633	31,117	(484)	(1.6)%
Total	$310,482	$303,103	$7,379	2.4%

The increase in property operating expenses from our large market same store segment is primarily a result of increases in real estate taxes of $4.2 million, water expenses of $1.3 million, and maintenance personnel expenses of $1.3 million. These were slightly offset by a decrease in electricity expenses of $0.4 million and gas expenses of $0.4 million. The increase in property operating expenses from our secondary market same store segment is primarily a result of increases in real estate taxes of $1.3 million and water expenses of $0.4 million.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2016 was approximately $227.8 million, an increase of $7.2 million from the nine months ended September 30, 2015. The increase in depreciation and amortization expense is primarily due to asset additions made in the normal course of business.

Property Management Expenses

Property management expenses for the nine months ended September 30, 2016 were approximately $25.2 million, an increase of $2.1 million from the nine months ended September 30, 2015. This increase is primarily the result of an increase in state franchise taxes of $0.9 million, payroll expenses of $0.2 million, licenses and fees of $0.4 million, and incentive expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 were approximately $20.3 million, an increase of $1.2 million from the nine months ended September 30, 2015. This increase is primarily the result of an increase in compensation expense of $2.4 million. This was offset by a decrease in legal fees of $1.3 million.

Merger-Related Expenses

Merger-related expenses, primarily legal and professional costs for the pending acquisition of Post Properties, were approximately $3.9 million for the nine months ended September 30, 2016. We did not incur any merger-related expenses for the nine months ended September 30, 2015.

Interest Expense

Interest expense for the nine months ended September 30, 2016 was approximately $96.4 million, an increase of $4.9 million from the nine months ended September 30, 2015. The increase in interest expense is primarily a result of the year over year increase in interest expense of $4.6 million related to unsecured debt issued in the fourth quarter of 2015, as well as reduced fair market value amortization of $4.3 million as a result of notes maturing in 2015. These were offset slightly by a decrease in interest expense related to secured property mortgages of $4.0 million.

Gain (Loss) on Debt Extinguishment

We did not record a material gain on debt extinguishment for the nine months ended September 30, 2016, whereas for the nine months ended September 30, 2015 we recorded a loss of $3.4 million. The increase was primarily caused by the write-off of unamortized deferred financing costs in the prior year contributing to a loss on debt extinguishment, as opposed to the nine months ended September 30, 2016 in which no material activity was recorded.

Gain on Sale of Depreciable Real Estate Assets

We recorded a gain on sale of depreciable real estate assets of $48.6 million for the nine months ended September 30, 2016, a decrease of $141.5 million from the nine months ended September 30, 2015. The gain recorded for the nine months ended September 30, 2015 relates to the sale of twenty-one apartment communities and one commercial property, whereas for the nine months ended September 30, 2016 only seven apartment communities and one commercial property were sold.

Gain on Sale of Non-Depreciable Real Estate Assets

We recorded a gain on sale of non-depreciable real estate assets of $2.2 million for the nine months ended September 30, 2016, an increase of $2.0 million from the nine months ended September 30, 2015. The gain recorded for the nine months ended September 30, 2015 relates to the sale of one land parcel, whereas for the nine months ended September 30, 2016, a total of three land parcels were sold.

Net Income Attributable to Noncontrolling Interests

Net Income attributable to noncontrolling interests for the nine months ended September 30, 2016 was approximately $9.5 million, a decrease of $6.6 million from the nine months ended September 30, 2015. This decrease is primarily due to the decrease in consolidated net income, which resulted from the factors listed above.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income available for MAA common shareholders decreased by approximately $116.5 million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income (computed in accordance with GAAP) excluding extraordinary items, asset impairment, and gains or losses on disposition of real estate assets, plus net income available to noncontrolling interests, depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Disposition of real estate assets includes sales of discontinued operations.

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

Core FFO, a non-GAAP financial measure, represents FFO further adjusted for items that are not considered part of our core business operations such as acquisition expenses, merger and integration expenses, mark-to-market debt adjustments and loss or gain on debt extinguishment. While our definition of Core FFO is similar to others in our industry, our precise methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table is a reconciliation of FFO and Core FFO to net income available for MAA common shareholders for the three and nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income available for MAA common shareholders	$84,279	$91,734	$172,836	$289,300
Depreciation and amortization of real estate assets	76,105	72,335	225,328	218,451
Gain on sale of depreciable real estate assets	(47,749)	(54,621)	(48,572)	(190,031)
Loss (gain) on disposition within unconsolidated entities	—	—	98	(12)
Depreciation and amortization of real estate assets of real estate joint ventures	—	6	11	19
Net income attributable to noncontrolling interests	4,627	5,094	9,508	16,078
Funds from operations attributable to the Company	117,262	114,548	359,209	333,805
Acquisition expense	1,033	656	2,167	2,155
Merger-related expenses	3,901	—	3,901	—
Gain on sale of non-depreciable real estate assets	—	—	(2,300)	(172)
Mark-to-market debt adjustment	(3,642)	(5,321)	(11,134)	(16,053)
Loss (gain) on debt extinguishment	—	5	(3)	3,384
Core funds from operations attributable to the Company	$118,554	$109,888	$351,840	$323,119

FFO and Core FFO for the three months ended September 30, 2016 increased approximately $2.7 million and $8.7 million, respectively, from the three months ended September 30, 2015 primarily as a result of the increase in total property revenues of approximately $14.9 million discussed above that was only partially offset by the $5.0 million increase in property operating expenses and the $1.9 million increase in interest expense. FFO for the three months ended September 30, 2016 is also reduced by increased merger-related expenses of $3.9 million year over year.

FFO and Core FFO for the nine months ended September 30, 2016 increased approximately $25.4 million and $28.7 million, respectively, from the nine months ended September 30, 2015 primarily as a result of the increase in total property revenues of approximately $38.7 million discussed above that was only partially offset by the $7.4 million increase in property operating expenses and the $4.9 million increase in interest expense. FFO for the nine months ended September 30, 2016 is also reduced year over year by increased merger-related expenses of $3.9 million partially offset by a year over year increase in FFO resulting from the 2015 loss on debt extinguishment.

Trends

During the three months ended September 30, 2016, demand for apartments was strong, as it was during the three months ended September 30, 2015. This strength was evident on two fronts: occupancy and effective rent per unit. Same store physical occupancy ended September 30, 2016 at a strong 96.6% and average physical occupancy for the same store portfolio was 96.4% for the quarter. Same store average effective rent per unit continued to grow, up 4.2% in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Southeast and Southwest regions of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of September 30, 2016, we were invested in approximately 40 defined Metropolitan Statistical Areas, with approximately 65% of our multifamily assets, based on gross assets, in large markets and approximately 35% of our multifamily assets in select secondary markets.

According to U.S. Census Bureau data, as of August 31, 2016, multifamily permitting was down over 10% as compared to August 31, 2015.  While we believe the historical permitting will ultimately lead to a further increase in supply, we also believe the lack of new apartments in recent years, the downward trend of multifamily permitting, and the demand from new households will help keep supply and demand in balance in most markets. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended September 30, 2016, total moveouts attributable to single family home rentals remained consistent with the three months ended September 30, 2015 at 8% of total moveouts. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to build apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy ended September 30, 2016 strong, and the average for the three months ended September 30, 2016 was only slightly below the record level of average occupancy we achieved in the three months ended September 30, 2015. As we move through the fall and into the winter, traffic patterns tend to slow. The current level of physical occupancy puts us in a good position to maximize pricing during the slower leasing season.

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

Liquidity and Capital Resources

Our cash flows from operating, investing, and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing, and financing activities for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $389.2 million for the nine months ended September 30, 2016 from $361.5 million for the nine months ended September 30, 2015. This change was a result of various items, including higher revenues as discussed above.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 was $216.1 million compared to net cash used in investing activities during the nine months ended September 30, 2015 of $75.9 million. The primary drivers of this change were as follows:

	Primary drivers of cash inflow/(outflow) during the nine months ended September 30,
	2016	2015	(Decrease)/Increase in Net Cash	Percentage (Decrease)/Increase in Net Cash
Proceeds from disposition of real estate assets	$187,425	$358,017	$(170,592)	(47.6)%
Purchases of real estate and other assets	$(262,268)	$(248,668)	$(13,600)	(5.5)%
Funding of escrow for future acquisitions	$—	$(59,607)	$59,607	100.0%
Development	$(42,611)	$(24,870)	$(17,741)	(71.3)%

The decrease in proceeds from the disposition of real estate assets resulted from the sale of seven apartment communities, one commercial property, and three land parcels during the nine months ended September 30, 2016 compared to the sale of twenty one apartment communities and one commercial property during the nine months ended September 30, 2015. The increase in cash outflows from purchases of real estate and other assets resulted from the cost of the acquisition of four apartment communities during the nine months ended September 30, 2016 compared to the cost of the acquisition of five apartment communities and four land parcels during the nine months ended September 30, 2015. The decrease in cash outflows from funding of escrow for future acquisitions resulted from having the funding and subsequent release of one 1031(b) transaction during the nine months ended September 30, 2016 compared to the funding of four 1031(b) transactions during the nine months ended September 30, 2015. The increase in cash outflows for development resulted from the timing of development spending for projects commencing during the nine months ended September 30, 2016.

Financing Activities

Net cash used in financing activities decreased to $182.9 million for the nine months ended September 30, 2016 from $267.4 million for the nine months ended September 30, 2015. The primary drivers of this change were as follows:

	Primary drivers of cash inflow/(outflow) during the nine months ended September 30,
	2016	2015	(Decrease)/Increase in Net Cash	Percentage (Decrease)/Increase in Net Cash
Net change in credit lines	$130,000	$8,885	$121,115	1,363.1%
Principal payments on notes payable	$(114,753)	$(92,211)	$(22,542)	(24.4)%
Dividends paid on common shares	$(185,704)	$(174,036)	$(11,668)	(6.7)%

The increase in cash inflows related to the net change in credit lines resulted from the increase in borrowings of $130.0 million on the KeyBank Facility during the nine months ended September 30, 2016 compared to the increase in borrowings of $125.0 million on the KeyBank Facility and the repayment of $116.1 million on our Fannie Mae secured credit facility during the nine months ended September 30, 2015. The increase in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $68.1 million of 2006 unsecured public bonds, $33.6 million of secured property mortgages, and $7.1 million of unsecured notes payable during the nine months ended September 30, 2016 compared to paying off approximately $85.9 million of secured property mortgages during the nine months ended September 30, 2015. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $2.46 per share during the nine months ended September 30, 2016 from $2.31 per share during the nine months ended September 30, 2015.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to unitholders and dividends paid on common shares for both the nine months ended September 30, 2016 and 2015. While we had sufficient liquidity to permit dividend distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the dividend distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may issue, from time to time equity or debt securities.

Equity

As of September 30, 2016, MAA owned 75,542,583 OP Units, comprising a 94.8% limited partnership interest in the Operating Partnership, while the remaining 4,143,203 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time-to-time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered the 4,143,203 shares of its common stock, which as of September 30, 2016, were issuable upon redemption of OP Units under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 9 and Note 10 to the Condensed Consolidated Financial Statements included in this Report.

Debt

The following schedule outlines our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2016 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,022,948	2.8	4.0%
Conventional - Variable Rate - Capped (1)	75,000	1.1	1.0%
Total Fixed or Hedged Rate Maturity	$1,097,948	2.7	3.8%
Conventional - Variable Rate	115,000	0.1	1.0%
Fair Market Value Adjustments and Debt Issuance Costs	25,220
Total Secured Rate Maturity	$1,238,168	2.4	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$2,010,000	5.6	3.8%
Variable Rate	205,000	0.1	1.5%
Fair Market Value Adjustments, Debt Issuance Costs and Discounts	(19,011)
Total Unsecured Rate Maturity	$2,195,989	5.1	3.6%
TOTAL DEBT RATE MATURITY	$3,434,157	4.1	3.6%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,114,157	4.5	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps.

As of September 30, 2016, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $75.0 million as of September 30, 2016.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of September 30, 2016 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	KeyBank Unsecured	Other Secured	Other Unsecured	Total
2016	$80,000	$—	$—	$—	$80,000
2017	80,000	—	59,498	17,975	157,473
2018	80,000	—	89,696	300,665	470,361
2019	—	—	542,420	19,945	562,365
2020	—	205,000	167,773	149,733	522,506
Thereafter	—	—	138,781	1,502,671	$1,641,452
Total	$240,000	$205,000	$998,168	$1,990,989	$3,434,157

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of September 30, 2016 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2016	$—	$—	$—	—%	$25,000	$25,000
2017	127,473	299,065	426,538	3.0%	25,000	451,538
2018	139,607	250,753	390,360	4.1%	25,000	415,360
2019	562,365	—	562,365	5.7%	—	562,365
2020	167,773	—	167,773	4.8%	—	167,773
Thereafter	1,492,121	—	1,492,121	4.3%	—	1,492,121
Total	$2,489,339	$549,818	$3,039,157	4.4%	$75,000	$3,114,157

Unsecured Credit Facility

On October 15, 2015, the Operating Partnership entered into a $750.0 million unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. This credit facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. Interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. As of September 30, 2016, we had $205.0 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 1.00%. The KeyBank Facility serves as our primary source of short term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. This facility matures on April 15, 2020.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain three unsecured term loans. We had total borrowings of $550.0 million outstanding under these term loan agreements at September 30, 2016.

The $250.0 million term loan with Wells Fargo, N.A. bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of September 30, 2016, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan with U.S. Bank National Association bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt The loan matures on March 1, 2020. As of September 30, 2016, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan agreement with KeyBank National Association bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of September 30, 2016, this loan was bearing interest at a rate of LIBOR plus 1.10%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of September 30, 2016, we have approximately $1.2 billion of publicly issued notes and $310.0 million of private placement notes. In October 2013, we issued $350.0 million of senior unsecured notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we issued $400.0 million of senior unsecured notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we issued $400.0 million of senior unsecured notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15.

On July 29, 2011, we issued $135.0 million of senior unsecured notes. The notes were offered in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which were outstanding at September 30, 2016.

On August 31, 2012, we issued $175 million of senior unsecured notes. The notes were offered in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024, all of which were outstanding at September 30, 2016.

Secured Credit Facility

Approximately 7.0% of our outstanding obligations at September 30, 2016 were borrowed through a credit facility credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $240.0 million, of which $240.0 million was collateralized, available to borrow, and borrowed at September 30, 2016. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2016 through 2018. The Fannie Mae Facility provides for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae DMBS rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facility, plus a credit enhancement fee of 0.62%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of September 30, 2016, we had $972.9 million of secured property mortgages.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements included in this Report.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of September 30, 2016 (dollars in thousands):

Contractual Obligations (1)	2016	2017	2018	2019	2020	Thereafter	Total
Long-Term Debt Obligations (2)	$82,313	$165,075	$472,947	$546,804	$513,278	$1,647,531	$3,427,948
Fixed Rate or
Swapped Interest (3)	42,851	119,383	109,808	81,536	67,767	200,341	621,686
Purchase Obligations (4)	742	—	—	—	—	—	742
Operating Lease Obligations	106	171	32	5	4	—	318
Total	$126,012	$284,629	$582,787	$628,345	$581,049	$1,847,872	$4,050,694

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
(4) Represents development fees.

Off-Balance Sheet Arrangements

At September 30, 2016 and 2015, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At September 30, 2016, 29.2% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At September 30, 2016, approximately 92.9% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. Our involvement with derivative financial instruments is limited to managing our exposure to changes in interest rates and we do not expect to use them for trading or other speculative purposes.

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of September 30, 2016 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by MAA in its Exchange Act Filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of September 30, 2016 pursuant to Exchange Act Rule 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, as that term is defined in Rule 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

For more information regarding our legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A.   Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below, as well as the risks that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on February 26, 2016, before making an investment decision. Our business faces significant risks and the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2015 may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business prospects, results of operations or financial condition could suffer, the market price of our common stock and the trading price of our debt securities could decline and you could lose all or part of your investment in our common stock or debt securities.
The proposed mergers with Post Properties, Inc. and Post Apartment Homes, L.P. present certain risks to our business and operations.

On August 15, 2016, we entered into an agreement and plan of merger, or the merger agreement, with Post Properties, Inc., or Post Properties, and Post Apartment Homes, L.P., or Post LP, which provides for the merger of Post Properties with and into us and the merger of Post LP with and into MAALP, or collectively, the mergers. Pursuant to the terms and subject to the conditions set forth in the merger agreement, at the respective effective time of the mergers, each outstanding share of Post Properties common stock will be converted into the right to receive 0.71 shares of our common stock, and each outstanding partnership unit of Post LP will be converted into the right to receive 0.71 Class A Common Units of our Operating Partnership. The completion of the mergers is subject to the satisfaction of all of the conditions to closing contained in the merger agreement, including receipt of the separate approvals of the MAA and Post Properties shareholders. Subject satisfaction of these conditions, we expect to complete the transaction in on or about December 1, 2016, although we cannot assure you that the transaction will close on such timetable or at all.

Prior to closing, the mergers may present certain risks to our business and operations, including, among other things, that:

•	if the mergers do not occur, we may incur payment obligations to Post Properties;

•	failure to complete the mergers could negatively impact our stock price and our future business and financial results;

•	we expect to incur substantial expenses related to the mergers; and

•	the pendency of the mergers could adversely affect our business and operations.

In addition, certain risks may continue to exist after the closing of the mergers, including, among other things, that:

•	we may be unable to successfully integrate our business and Post Properties’ business successfully and realize the anticipated benefits of the mergers or do so within the anticipated timeframe;

•	we may be unable to retain key employees;

•	the mergers will result in changes to our board of directors that may affect our strategy;

•	our future results will suffer if we do not effectively manage our expanded operations;

•	the market price of our common stock may decline as a result of the mergers; and

•	we cannot assure you that we will be able to continue paying dividends at the current rate.
Additional Merger Information
In connection with the proposed merger, MAA filed with the SEC a registration statement on Form S-4 (File No. 333-213591) that includes a joint proxy statement of MAA and Post Properties that also constitutes a prospectus of MAA. The registration statement was declared effective by the SEC on September 30, 2016 and the joint proxy statement/prospectus has been mailed or otherwise disseminated to MAA and Post Properties shareholders. MAA and Post Properties also plan to file other relevant documents with the SEC regarding the proposed merger. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER. You may obtain a free copy of the joint proxy statement/prospectus and other relevant documents filed by MAA and Post Properties with the SEC at the SEC’s website at www.sec.gov. Copies of the documents filed by MAA with the SEC will be available free of charge on MAA’s website at www.maac.com or by emailing MAA Investor Relations at investor.relations@maac.com or contacting Tim Argo, Senior Vice President, Finance at 866-576-9689. Copies of the documents filed by Post Properties with the SEC will be available free of charge on Post Properties’ website at www.postproperties.com or by contacting Polly Butler, Investor Relations at 404-846-5022.
MAA and Post Properties and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed merger. You can find information about MAA’s executive officers and directors in MAA’s definitive proxy statement filed with the SEC on April 14, 2016 in connection with its 2016 annual meeting of shareholders and in Form 4s of MAA’s directors and executive officers filed with the SEC. You can find information about Post Properties’ executive officers and directors in Post Properties’ definitive proxy statement filed with the SEC on April 12, 2016 in connection with its 2016 annual meeting of shareholders and in Form 4s of Post Properties’ directors and executive officers filed with the SEC. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, are included in the joint proxy statement/prospectus and may be included in other relevant documents filed with the SEC if and when they become available. You may obtain free copies of these documents from MAA or Post Properties using the sources indicated above.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows repurchases of shares for the three-month period ended September 30, 2016:

MAA Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units)That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2016 - July 31, 2016	—	$—	—	4,000,000
August 1, 2016 - August 31, 2016	—	$—	—	4,000,000
September 1, 2016 - September 30, 2016	—	$—	—	4,000,000

Total	—	$—	—	4,000,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under the 4,000,000 share repurchase program authorized by MAA's Board of Directors in 2015.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Report.

Exhibit Number	Exhibit Description
2.1
Agreement & Plan of Merger dated 8/15/16 by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc.,  Post GP Holdings, Inc. and Post Apartment Homes, L.P. (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K filed on 8/15/16 and incorporated herein by reference).

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
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended September 30, 2016, filed with the SEC on October 28, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 28, 2016	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 28, 2016	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Agreement & Plan of Merger dated 8/15/16 by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc.,  Post GP Holdings, Inc. and Post Apartment Homes, L.P. (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K filed on 8/15/16 and incorporated herein by reference).

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
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended September 30, 2016, filed with the SEC on October 28, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).