Form 10-K
period 2016-12-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2017-02-24
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (901) 682-6600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share (Mid-America Apartment Communities, Inc.)	New York Stock Exchange
8.50% Series I Cumulative Redeemable Preferred Stock, $.01 par value per share (Mid-America Apartment Communities, Inc.)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Mid-America Apartment Communities, Inc.	YES ☒	No ☐
Mid-America Apartments, L.P.	YES ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Mid-America Apartment Communities, Inc.	YES ☐	No ☒
Mid-America Apartments, L.P.	YES ☐	No ☒

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
The aggregate market value of the 56,652,573 shares of the registrant's common stock held by non-affiliates of Mid-America Apartment Communities, Inc. was approximately $6,027,833,767 based on the closing price of $106.40 as reported on the New York Stock Exchange on June 30, 2016. This calculation excludes shares of common stock held by the registrant's officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant's outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 20, 2017 there were 113,545,231 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.
Documents Incorporated by Reference
Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 23, 2017 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2016.

1

Explanatory Note

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Unless the context otherwise requires, all references in this Report to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and “shareholders” means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-K is being filed separately by MAA and MAALP.

As of December 31, 2016, MAA owned 113,518,212 OP units (or approximately 96.4%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

•
certain accompanying notes to the financial statements, including Note 3 - Earnings per Common Share of MAA and Note 4 - Earnings per OP Unit of MAALP; Note 10 - Shareholders' Equity of MAA and Note 11 - Partners' Capital of MAALP; and Note 19 - Selected Quarterly Financial Information of Mid-America Apartment Communities, Inc. (Unaudited) and Note 20 - Selected Quarterly Financial Information of Mid-America Apartments, LP (Unaudited);

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

PART I

Risks Associated with Forward Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements may include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations and statements regarding the benefits of our merger with Post Properties, Inc. ("Post Properties"), Post GP Holdings, Inc., and Post Apartment Homes, L.P ("Post LP"). Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	exposure, as a multifamily focused REIT, to risks inherent in investments in a single industry and sector;

•	difficulty in integrating Post Properties' operations, systems and personnel with ours;

•
adverse impact of any financial, accounting, operational, legal or regulatory issues that have arisen or may in the future arise in connection with the Merger (as defined below) specifically and the inability to successfully combine the businesses of MAA and Post Properties, which together we refer to as the Combined Corporation, generally;

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

ITEM 1. BUSINESS

Overview

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast and Southwest regions of the United States. As of December 31, 2016, activities include full ownership and operation of 302 multi-family properties, which includes commercial space at certain properties, and four additional commercial properties, along with partial ownership in one multifamily property . These properties are located in Alabama, Arizona, Arkansas, Florida, Georgia, Kansas, Kentucky, Maryland, Mississippi, Missouri, Nevada, North Carolina, South Carolina, Tennessee, Texas, Virginia and Washington, D.C.

As of December 31, 2016, we maintained full or partial ownership in the following properties:

Multifamily:
	Consolidated Properties	Units	Unconsolidated Properties	Units	Total Properties	Total Units
	302	99,124	1	269	303	99,393

Commercial:
	Consolidated Properties	Sq. Ft. (1)	Unconsolidated Properties	Sq. Ft.	Total Properties	Total Sq. Ft.
	4	269,242	—	—	4	269,242

(1) Excludes space owned by anchor tenants as well as commercial space located at multifamily communities.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 113,518,212 OP units, comprising a 96.4% partnership interest in the Operating Partnership as of December 31, 2016.

MAA and MAALP were formed in Tennessee in 1993. Our offices are located at 6584 Poplar Avenue, Memphis, Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2016, we had 2,466 full-time employees and 62 part-time employees.

Merger of MAA and Post Properties

On December 1, 2016, MAA completed its previously announced merger with Post Properties. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), Post Properties merged with and into MAA, with MAA continuing as the surviving corporation (the "Parent Merger"), and Post LP merged with and into MAALP, with MAALP continuing as the surviving entity (the "Partnership Merger"). We refer to the Parent Merger, together with the Partnership Merger, as the Merger in this Annual Report on Form 10-K. Under the terms of the Merger Agreement, each share of Post Properties common stock was converted into the right to receive 0.71 of a newly issued share of MAA common stock including the right, if any, to receive cash in lieu of fractional shares of MAA common stock. In addition, each limited partner interest in Post LP designated as a "Class A Unit" automatically converted into the right to receive 0.71 of a newly issued partnership unit of MAALP. Also, each share of Post Properties Series A Preferred Stock was automatically converted into the right to receive one newly issued share of MAA's 8.50% Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share, which we refer to as MAA Series I preferred stock. Each newly issued share of MAA Series I preferred stock has the same rights, preferences, privileges, and voting powers as those of the Post Properties Series A preferred stock.

The net assets and results of operations of Post Properties are included in our consolidated financial statements from the closing date, December 1, 2016, through December 31, 2016, the end of our fiscal year.

Reporting Segments

As of December 31, 2016, we owned 302 multifamily apartment communities located in 16 states from which we derived all significant sources of earnings and operating cash flows. Additionally, we had full ownership of four commercial properties in three states. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have undergone a significant casualty loss. Also included in non same store communities are non-multifamily activities which represent less than 1% of our portfolio's net operating income.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year as well as adjust the previous year, which allows us to evaluate full period-over-period operating comparisons. For financial reporting purposes, the operating results of the Post Properties assets that we acquired in the Merger are within the "non-same store communities and other" reporting segment. The legacy Post Properties assets will not be eligible to be included in same store segments until January 1, 2018. Properties in development or lease-up will generally be added to the same store portfolio on the first day of the calendar year after they have been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from our same store portfolio.

During 2016, we added 12 communities to our same store portfolio and moved 13 communities to our non-same store and other segment. In addition, as a result of the Merger, we added 58 wholly-owned apartment communities to our non-same store and other segment.

A summary of segment operating results for 2016, 2015 and 2014 is included in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 16. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Business Objectives

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividends and distributions through all parts of the real estate investment cycle, and to create shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating and developing apartment communities;

•	diversify investment capital across both large and secondary markets to achieve a growing and less volatile operating performance; and

•	actively manage our capital structure to help enhance predictability of earnings to fund our dividends and distributions.

2016 Highlights

•	Completed the Merger with Post Properties

•	Independent of the Merger, acquired five multifamily communities, totaling 1,626 units, and sold 12 multifamily communities, totaling 3,263 units.

•	Completed the construction of two development communities, and had nine communities, totaling 2,816 units, under construction at the end of the year.

•	During the second half of 2016, both Fitch Ratings and Standard & Poor’s Ratings Services upgraded MAA's senior unsecured rating to BBB+ with a stable outlook.

•	On December 1, 2016, after the close of trading, MAA was added to the benchmark S&P 500 Index.

Operations Strategy

Our goal is to generate return on investment collectively and in each apartment community by increasing revenues, controlling operating expenses, maintaining high occupancy levels and reinvesting in the income producing capacity of each community as appropriate. The steps taken to meet these objectives include:

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

Advances in technologies continue to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Since October 2012, our residents have been utilizing our web-based resident internet portal on our website. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week. In February 2013, we completed the roll out of online leasing renewals throughout our portfolio. As a result of transforming our operations through technology, resident’s satisfaction improved, and our operating teams have become more efficient. Web-based technologies have also resulted in declining marketing and advertising costs, improved cash management, and better pricing management of our available apartments.

Acquisition Strategy

One of our growth strategies is to acquire apartment communities that are located in large or secondary markets primarily throughout the Southeast and Southwest regions of the United States. Acquisitions, along with dispositions as discussed below, help us achieve and maintain our desired product mix, geographic diversification and asset allocation. Portfolio growth allows for maximizing the efficiency of the existing management and overhead structure. We have extensive experience in the acquisition of multifamily communities. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets.

The following apartment communities and land parcels, in addition to the 61 properties encompassing 20,818 units, along with 6 land parcels, acquired through the Merger, were acquired by us during the year ended December 31, 2016:

Multifamily Acquisitions	Market	Apartment Units	Year Built	Closing Date
The Apartments at Cobblestone Square	Fredericksburg, Virginia	314	2012	March 1, 2016
Residences at Fountainhead	Phoenix, Arizona	322	2015	June 30, 2016
Yale at 6th	Houston, Texas	352	2015	September 8, 2016
Innovation Apartment Homes	Greenville, South Carolina	336	2015	September 22, 2016
1201 Midtown	Charleston, South Carolina	302	2015	December 15, 2016
Total Multifamily Acquisitions		1,626

Land Acquisitions	Market	Acres	Closing Date
1201 Midtown	Charleston, South Carolina	4	December 29, 2016

Disposition Strategy

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and to rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional capital. When we decide to sell a community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2016, we disposed of 12 multifamily properties totaling 3,263 units, two commercial properties totaling 325,418 square feet, and four land parcels totaling 67 acres.

Development Strategy

As another part of our growth strategy, we invest in a limited number of development projects. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Fixed price construction contracts are signed with unrelated parties to minimize construction risk. We typically manage the leasing portion of the project as units become available for lease. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. While we seek opportunistic new development investments offering attractive long-term investment returns, we intend to maintain a total development commitment that we consider modest in relation to our total balance sheet and investment portfolio. During the year ended December 31, 2016, we incurred $58.9 million in development costs.

The following multifamily projects were under development as of December 31, 2016 (dollars in thousands):

Project:	Market	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
Post Parkside at Wade II	Raleigh/Durham, North Carolina	406	263	$55,528	$58,900	$145	2nd Quarter 2017
Retreat at West Creek II	Richmond, Virginia	82	—	$12,530	$15,100	$184	2nd Quarter 2017
CG at Randal Lakes Phase II	Orlando, Florida	314	212	$35,060	$41,300	$132	2nd Quarter 2017
Post Afton Oaks	Houston, Texas	388	225	$76,363	$79,900	$206	2nd Quarter 2017
The Denton II	Kansas City, Missouri-Kansas	154	—	$12,526	$25,400	$165	4th Quarter 2017
Post South Lamar II	Austin, Texas	344	—	$44,351	$65,600	$191	4th Quarter 2017
Post Millennium Midtown	Atlanta, Georgia	332	—	$44,648	$91,100	$274	1st Quarter 2018
Post River North	Denver, Colorado	358	—	$51,391	$88,200	$246	1st Quarter 2018
Post Centennial Park	Atlanta, Georgia	438	—	$34,150	$96,300	$220	3rd Quarter 2018
		2,816	700	$366,547	$561,800

Redevelopment Strategy

In 2005 we began an initiative of upgrading a significant number of our existing apartment communities in key markets across our portfolio. We focus on both interior unit upgrades and exterior amenities above and beyond routine capital upkeep in markets that we believe continue to have the ability to support additional rent growth. During the year ended December 31, 2016, we renovated 6,812 units and exterior amenities at an average cost of $4,478 per unit. We believe that the rents received on these renovated units were approximately 9.8% above the normal market rate for similar but non-renovated units.

Capital Structure Strategy

We use a combination of debt and equity sources to fund our business strategy. We maintain a capital structure, focused on maintaining access, flexibility and low costs, that we believe allows us to proactively source potential investment opportunities in the marketplace. We structure our debt maturity schedule to avoid significant exposure in any given year. Our primary debt financing strategy is to access the unsecured debt markets to provide our debt capital needs, but we also maintain a limited amount of secured debt and maintain our access to both the secured and unsecured debt markets for maximum flexibility. We also believe that we have significant access to the equity capital markets.

At December 31, 2016, 28.1% of our total market capitalization consisted of borrowings, including 19.8% under our unsecured credit facilities or unsecured senior notes and 8.2% under our secured borrowings. We currently intend to target our total debt, net of cash held, to a range of approximately 32% to 38% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may also issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our debt to undepreciated book value of our assets to 60%. As of December 31, 2016, our ratio of total debt to total assets was approximately 33.9%.

We continuously review opportunities for lowering our cost of capital. We plan to continue using unsecured debt in order to take advantage of the lower cost of capital and flexibility provided by these markets. We will evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We focus on improving the net present value of our investments by generating cash flows from our portfolio of assets above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value over the life of the investments.

On December 9, 2015, we entered into distribution agreements with J.P. Morgan Securities, LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to sell up to an aggregate of 4.0 million shares of common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs. As of December 31, 2016, there were 4.0 million shares remaining under the ATMs.

The following are the issuances of common stock which have been made through these types of ATM agreements from January 1, 2012, through December 31, 2016:

	Number of Shares Sold	Net Proceeds	Net Average Sales Price	Gross Proceeds	Gross Average Sales Price
2012	1,155,511	$75,863,040	$65.65	$77,019,121	$66.65
2013	365,011	24,753,492	67.82	25,067,009	68.67
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	—	—	—	—	—
Total	1,520,522	$100,616,532	$66.17	$102,086,130	$67.15

We also have a dividend and distribution reinvestment stock purchase plan, or DRSPP, which allows for the optional cash purchase of shares of common stock totaling at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. During the year ended December 31, 2016, we issued a total of 1,579 shares through the optional cash purchase feature of the DRSPP, resulting in net proceeds of $152,463.

Share Repurchase Program

On December 8, 2015, MAA's Board of Directors authorized us to repurchase up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA's common stock outstanding at the time of such authorization. This December 2015 authorization replaced and superseded a previous authorization from 1999, under which approximately 2.1 million shares remained at the time of the December 2015 authorization but through which no shares had been repurchased since April 2001.  From time-to-time, we may repurchase shares under the current authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. No shares were repurchased from December 8, 2015 through December 31, 2016 under the current authorization.

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

We believe, however, that we are generally well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents;

•	access to a wide variety of debt and equity capital sources;

•	geographic diversification with a presence in approximately 39 defined Metropolitan Statistical Areas, MSAs, across the Southeast and Southwest regions of the United States; and

•	significant presence in many of our major markets that allows us to be a local operating expert.

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

Environmental Matters

As a normal part of our apartment community acquisition and development processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. As part of the due diligence process for the Merger, we reviewed the existing environmental studies and other related documents outlining potential risk on the properties acquired through the Merger. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks. See "Risk Factors - Risks Relating to Our Real Estate Investments and our Operations - Environmental problems are possible and can be costly."

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

Website Access to Our Reports

MAA and the Operating Partnership file combined periodic reports with the SEC. These filings are available on the SEC's website which is http://www.sec.gov. In addition, all filings made by MAA and the Operating Partnership with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website free of charge. The filings can be found on the "For Investors" page under "SEC Filings". Our website also contains our Corporate Governance Guidelines, Code of Conduct and the charters of the committees of the Board of Directors. These items can be found on the "For Investors" page in the "Governance Documents" section under "Corporate Overview". Our website address is http://www.maac.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K. All of the aforementioned materials may also be obtained free of charge by contacting our Legal Department, 6584 Poplar Avenue, Memphis, TN 38138.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. In 2016, MAA paid total distributions of $3.28 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement and was in excess of REIT taxable income.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartments. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2016.

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

Recent Developments

On February 7, 2017, we paid off the $15.8 million remaining principal balance of the mortgage on the Grand Cypress apartment community.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business prospects, results of operations or financial condition could suffer, the market price of our capital stock and the trading price of our debt securities could decline and you could lose all or part of your investment in our capital stock or debt securities.

RISKS RELATED TO THE POST PROPERTIES MERGER

We have incurred and expect to incur substantial expenses related to the Merger.

We have incurred and expect to incur substantial expenses in connection with the Merger and integrating Post Properties’ business, operations, networks, systems, technologies, policies and procedures with ours. There are a large number of systems that are in the process of being integrated, including property management, revenue management, resident payment, credit screening, lease administration, website content management, purchasing, accounting, payroll, fixed assets and financial reporting. Moreover, there are a number of factors beyond our control that could affect the total amount or the timing of these integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.

We may be unable to integrate Post Properties' businesses with ours successfully or realize the anticipated synergies and other benefits of the Merger or do so within the anticipated time frame.

Because Post Properties was a public company, we expect to benefit from the elimination of duplicative costs associated with supporting Post Properties' public company platform and the leveraging of our technology and systems. These savings are expected to be realized upon full integration, which is expected to occur during the next 12 months. However, we are required to devote significant management attention and resources to integrating the business practices and operations of Post Properties with our business practices and operations. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of MAA and Post Properties in a manner that permits the Combined Corporation to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the Combined Corporation;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	potential unknown liabilities and unforeseen increased expenses, delays in completing integration or regulatory conditions associated with the Merger; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating the Combined Corporation’s operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the Combined Corporation’s management, the disruption of the Combined Corporation’s ongoing business or inconsistencies in the Combined Corporation’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Combined Corporation to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the Combined Corporation.

We may be unable to retain key employees as a result of the Merger

The success of the Combined Corporation after the mergers will depend in part upon its ability to retain key MAA employees, including those from Post Properties. Key employees of the Combined Corporation may depart because of, among other things, issues relating to the combination of two companies, and uncertainty and difficulty of integration or a desire not to remain long term with the Combined Corporation. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.

The mergers will result in changes to the board of directors and management of the Combined Corporation that may affect the strategy of the Combined Corporation as compared to that of MAA and Post Properties independently.

The composition of MAA's Board of Directors changed as a result of the Merger. MAA’s Board of Directors now consists of thirteen members, including all ten directors from MAA’s Board of Directors prior to the Merger and three directors who were members of the Post Properties’ board of directors prior to the Merger.  This new composition of the Board of Directors of MAA may affect our business strategy and operating decisions going forward.

Our future results will suffer if we do not effectively manage the expansion of its operations following the Merger.

We have expanded our operations as a result of the Merger and intend to continue to expand our operations through additional acquisitions and development of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage the integration of Post Properties’ operations and our expansion opportunities, each of which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition and development opportunities will be successful, or that we will realize any operating efficiencies, cost savings, revenue enhancements, synergies or other benefits from any future acquisitions we may complete.

Our joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partner’s financial condition and disputes between us and our joint venture partner.

Post Properties had a joint venture investment that now constitutes a portion of our assets as a result of the Merger. In addition, we may enter into additional joint ventures in the future. These joint venture investments involve risks not present with a property wholly owned by us, including that: (i) one or more joint venture partners might become bankrupt or fail to fund a share of required capital contributions and we may be responsible to our partners for indemnifiable losses; (ii) one or more joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, creating a conflict of interest; or (iii) disputes between us and one or more of our joint venture partners may result in litigation or arbitration that would increase our operating expenses of and divert management time and attention away from our business.

The occurrence of one or more of the events described above could cause unanticipated disruption to our operations or unanticipated costs and liabilities to us, which could in turn adversely affect our financial condition, results of operations and cash flows and limit our ability to make distributions to our shareholders.

We have a significant amount of indebtedness and may need to incur more in the future.

We have substantial indebtedness following completion of the Merger. In addition, in connection with executing our business strategies following the Merger, we expect to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

•	reducing our credit ratings and thereby raising its borrowing costs;

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses;

•	limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.

Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness.

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

•	conversion of condominiums and single family houses to rental use or the increase in the number condominiums and single family homes available for sale;

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•	increases in operating costs (including real estate taxes, utilities and insurance premiums) due to inflation and other factors, which may not be offset by increased rental rates;

•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;

•	failure of development communities to be completed, if at all, within budget and on a timely basis or to lease up as anticipated;

•	changes in governmental regulations and the related costs of compliance;

•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•	withdrawal of government support of apartment financing through its financial backing of the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation;

•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;

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

As of December 31, 2016, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast and Southwest regions of the United States; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2016, approximately 39.7% of our portfolio is located in our top five markets: Atlanta, Georgia; Dallas, Texas; Austin, Texas; Charlotte, North Carolina; and Tampa, Florida. In addition, our overall operations are concentrated in the Southeast and Southwest regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

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

Actual or threatened terrorist attacks may have an adverse effect on our business and operating results and could decrease the value of our assets.

Actual or threatened terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.

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

We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:

•
a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales. In addition, if a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. Intermediary agents of Section 1031 exchange transactions typically handle large sums of money in trusts. Misappropriation of funds by one of these agents could have a material negative impact on our results of operations. Additionally, misappropriation of funds could result in the disposal of the property not qualifying for a tax deferred basis and adversely affect our financial condition. It is also possible the qualification of a transaction as a Section 1031 exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the dividend income to our shareholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of additional dividends, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders; and

•	federal tax laws applicable to REITs limit our ability to profit on the sale of communities, and this limitation may prevent us from selling communities when market conditions are favorable.

Environmental problems are possible and can be costly.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, hazardous, toxic substances or petroleum product releases may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real property for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real property, we may be considered an owner or operator of such communities or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

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

As of December 31, 2016, we had nine development communities under construction totaling 2,816 units. We had completed 700 units for these development projects as of December 31, 2016.  We may make further investments in development communities as the opportunities arise and may do so through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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

•
we may be unable to obtain financing for development activities under favorable terms, which could cause a delay in construction resulting in increased costs, decreases in revenue, and potentially cause us to abandon the opportunity;

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

•
when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defects that are uninsured or exceed the limit of our insurance; and

•	our failure to successfully enter into a joint venture agreement may prohibit an otherwise advantageous investment if we cannot raise the money through other means.

We may be adversely affected by new Federal laws and regulations.

The Trump Administration and Congress have enacted, or called for consideration of, proposals relating to a variety of issues, including with respect to financial regulation reform, tax reform, infrastructure spending, climate change, executive compensation and others. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty what level of impact specific proposals could have on us.

Federal rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the most recent economic recession. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses. The federal legislative response in this area culminated in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and continue to require rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, including the repeal of or additional amendments to the Dodd-Frank Act, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.

Changing laws, regulations and standards relating to corporate governance and public disclosure in particular, including certain provisions of the Dodd-Frank Act and the rules and regulations promulgated thereunder, and the possibility of repeal or amendments to the Dodd-Frank Act, have created uncertainty for public companies like ours and could significantly increase the costs and risks associated with accessing the U.S. public markets. Because we are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure, our management team will need to devote significant time and financial resources to comply with these evolving standards for public companies. We intend to continue to invest appropriate resources to comply with both existing and evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Short-term leases expose us to the effects of declining market rents.

Our apartment leases are generally for a term of one year or less. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING ACTIVITIES

Our substantial indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2016, the amount of our total debt was approximately $4.50 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

The degree of our leverage creates significant risks, including the following:

•	we may be required to dedicate a substantial portion of our funds from operations to servicing our debt and our cash flow may be insufficient to make required payments of principal and interest;

•	debt service obligations will reduce funds available for distribution to our shareholders and funds available for acquisitions, development and redevelopment;

•	we may be more vulnerable to economic and industry downturns than our competitors that have less debt;

•	we may be limited in our ability to respond to changing business and economic conditions;

•	we may default on our indebtedness, which could result in acceleration of those obligations, assignment of rents and leases and loss of properties to foreclosure; and

•
if one of our subsidiaries defaults, it could trigger a cross default or cross acceleration provision under other indebtedness, which could cause an immediate default or would could allow the lenders to declare all funds borrowed thereunder to be due and payable.

If any one of these events were to occur, our financial condition and results of operations could be materially and adversely affected.

We may be unable to renew, repay or refinance our outstanding debt which could negatively impact our financial condition and results of operations.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that either secured or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our communities on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

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

Additionally, on December 14, 2016, the Federal Reserve reached a decision to raise the federal funds rate by 0.25 points with additional gradual increases anticipated to occur over the next year, subject to ongoing economic uncertainty. This increase in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2016, we had outstanding borrowings of approximately $4.50 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets and cross default provisions with other material debt, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock.

If we decide to issue additional debt securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of its future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings.

The form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations

Though our Board of Directors has a history of declaring dividends in advance of the quarter they are paid, the form, timing and/or amount of dividend distributions will be declared, and standing practice changed, at the discretion of the Board of Directors. The form, timing and/or amount of dividend distributions will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as our Board of Directors may consider relevant. Our Board of Directors may modify our dividend policy from time to time.

Provisions of MAA's charter and Tennessee law may limit the ability of a third party to acquire control of MAA.

Ownership Limit

The 9.9% ownership limit discussed above may have the effect of precluding acquisition of control of MAA by a third party without the consent of our Board of Directors.

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock, including the MAA Series I preferred stock, could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2016, approximately 868,000 shares of preferred stock were issued and outstanding.

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

MAA, as the Operating Partnership's sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership's affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the Operating Partnership's unitholders. Also, MAA owns approximately 96.4% of the OP Units and as such, will have substantial influence on the outcome of substantially all matters submitted to the Operating Partnership's unitholders for approval.

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

If MAA fails to qualify as a REIT for federal income tax purposes, MAA will be subject to federal income tax on its taxable income at regular corporate rates (subject to any applicable alternative minimum tax) without the benefit of the dividends paid deduction applicable to REITs. In addition, unless MAA is entitled to relief under applicable statutory provisions, MAA would be ineligible to make an election for treatment as a REIT for the four taxable years following the year in which it loses its qualification. The additional tax liability resulting from the failure to qualify as a REIT would significantly reduce or eliminate the amount of funds available for distribution to MAA’s shareholders. MAA’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and would adversely affect the value of
MAA’s stock.

MAA believes that it is organized and qualified as a REIT, and MAA intends to operate in a manner that will allow it to continue to qualify as a REIT. MAA cannot assure you, however, that it is qualified or will remain qualified as a REIT. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within MAA’s control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of qualification as a REIT.

Even if MAA qualifies as a REIT, MAA will be subject to various federal, state and local taxes, including property taxes and income taxes on taxable income that MAA does not timely distribute to its shareholders. In addition, MAA may hold certain assets and engage in certain activities that a REIT could not engage in directly through its taxable REIT subsidiaries, or TRSs, and those TRSs will be subject to federal income tax at regular corporate rates on their taxable incomes without the benefit of the dividends paid deduction applicable to REITs.

Furthermore, we have a subsidiary that has elected to be treated as a REIT, and if our subsidiary REIT were to fail to qualify as a REIT, it is possible that we also would fail to qualify as a REIT unless we (or the subsidiary REIT) could qualify for certain relief provisions. The qualification of our subsidiary REIT as a REIT will depend on satisfaction, on an annual or quarterly basis, of numerous requirements set forth in highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. A determination as to whether such requirements are satisfied involves various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through our operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that our subsidiary REIT will qualify as a REIT for any particular year.

If Colonial or Post Properties’ failed to qualify as a REIT for U.S. federal income tax purposes, we would incur adverse tax consequences and our consolidated results of operations and financial condition would be materially adversely affected.

Prior to their respective mergers with MAA, each of Colonial and Post Properties operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes. If either Colonial or Post Properties (each, a “Merged REIT”) is determined to have lost its REIT status at any time prior to its merger with MAA, MAA would be subject to serious adverse tax consequences, including:

•
MAA would be required to pay U.S. federal income tax at regular corporate rates on the taxable income of such Merged REIT without the benefit of the dividends paid deduction for the taxable years that the Merged REIT did not qualify as a REIT and for which the statute of limitations period remains open; and

•
MAA would be required to pay any federal alternative minimum tax liability of the Merged REIT and any applicable state and local tax liability, in each case, for all taxable years that remain open under the applicable statute of limitations periods.

MAA is liable for any tax liability of a Merged REIT with respect to any periods prior to the merger of such Merged REIT with MAA. If a Merged REIT failed to qualify as a REIT, then in the event of a taxable disposition by MAA of an asset previously held by the Merged REIT during a specified period of up to 10 years following the merger of the Merged REIT with MAA, MAA will be subject to corporate income tax with respect to any built-in gain inherent in such asset as of the date of such merger. In addition, unless an applicable statutory relief provision applies, if a Merged REIT failed to qualify as a REIT for a taxable year, then the Merged REIT would not have been entitled to re-elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified. Furthermore, if both MAA and a Merged REIT were “investment companies” under the “investment company” rules set forth in Section 368 of the Code at the time of the merger of MAA and such Merged REIT, the failure of MAA or such Merged REIT to have qualified as a REIT at the time of their merger could result in such merger being treated as taxable for federal income tax purposes. As a result of all these factors, the failure by a Merged REIT to have qualified as a REIT could jeopardize MAA’s qualification as a REIT and require the Operating Partnership to provide material amounts of cash to MAA to satisfy MAA’s additional tax liabilities and, therefore, could have a material adverse effect on MAA’s financial condition, results of operations, business and prospects and on MAA’s ability to make payments on its indebtedness or distributions to its shareholders.

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

Certain dispositions of property by us may generate prohibited transaction income, resulting in a 100% penalty tax on gain attributable to the disposition.

                Any gain resulting from a transfer of property that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated for federal income tax purposes as income from a prohibited transaction that is subject to a 100% penalty tax.  Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property would be considered prohibited transactions. Whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. As such, the IRS may contend that certain transfers or disposals of properties by us are prohibited transactions. If the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes. A safe harbor to the characterization of the disposition of property as a prohibited transaction and the resulting imposition of the 100% tax is available; however, we cannot assure you that we will be able to comply with such safe harbor in connection with any property dispositions.

Recent tax legislation impacts certain U.S. federal income tax rules applicable to REITs and could adversely affect our current tax positions.

The Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) changed certain aspects of the U.S. federal income tax rules applicable to us. The PATH Act is the most recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The PATH Act modifies various rules that apply to our ownership of, and business relationship with, our TRSs and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20% which could impact our ability to enter into future investments. The PATH Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the PATH

Act adjusts the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level, and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the PATH Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Southeast and Southwest regions of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 68% of our apartment units are located in the Florida, Georgia, North Carolina, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by upscale amenities, extensive landscaping and attention to aesthetic detail.

The following table sets forth certain historical information for the apartment communities we owned at December 31, 2016:

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2016 (1)	Average Occupancy Percent at December 31, 2016 (2)	Monthly Effective Rent per Unit at December 31, 2016 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units

Birchall at Ross Bridge	Birmingham , AL	2009	2011	(5)	240	283,680	1,182	$1,152.28	96.25%	$1,142.09
CG at Liberty Park	Birmingham , AL	2000	2013	(5)	300	338,700	1,129	$1,091.86	96.67%	$1,091.77
CG at Riverchase Trails	Birmingham , AL	1996	2013	(5)	346	328,008	948	$881.56	97.98%	$881.27
CV at Trussville	Birmingham , AL	1996	2013	(5)	376	410,216	1,091	$843.42	95.74%	$842.09
Eagle Ridge	Birmingham , AL	1986	1998	(5)	200	181,600	908	$801.10	96.50%	$798.10
CG at Traditions	Gulf Shores , AL	2008	2013	(5)	324	321,732	993	$860.66	95.68%	$856.48
Cypress Village	Gulf Shores , AL	2008	2013	(6)	96	206,016	2,146	$1,566.01	96.88%	$1,566.01
CG at Edgewater	Huntsville , AL	1990/99	2013	(5)	500	543,000	1,086	$767.71	96.20%	$765.47
CG at Madison	Huntsville , AL	1999	2013	(5)	336	354,480	1,055	$840.12	97.32%	$839.52
The Paddock Club at Providence	Huntsville , AL	1989/98	1997	(6)	392	441,000	1,125	$753.66	94.13%	$752.45
The Paddock Club Montgomery	Montgomery, AL	1999	1998	(5)	208	246,272	1,184	$819.74	97.60%	$819.74
Subtotal Alabama					3,318	3,654,704	1,101	$888.41	96.32%	$886.35
CG at Inverness Commons	Phoenix , AZ	2002	2013	(4)	300	306,000	1,020	$958.10	96.67%	$949.28
CG at Old Town Scottsdale	Phoenix , AZ	1994/1995	2013	(4)	472	470,584	997	$1,083.15	97.67%	$1,082.73
CG at Scottsdale	Phoenix , AZ	1999	2013	(4)	180	201,600	1,120	$1,191.29	97.22%	$1,184.86
Sky View Ranch	Phoenix , AZ	2007	2009	(4)	232	225,272	971	$1,020.98	97.84%	$1,017.88
SkySong	Phoenix , AZ	2014	2015	(6)	325	315,900	972	$1,248.90	97.54%	$1,213.03
Talus Ranch at Sonoran Foothills	Phoenix , AZ	2005	2006	(4)	480	437,280	911	$864.86	96.88%	$860.28
The Edge at Lyons Gate	Phoenix , AZ	2007	2008	(4)	312	299,208	959	$1,013.03	98.08%	$1,005.66
Subtotal Arizona					2,301	2,255,844	980	$1,037.40	97.39%	$1,028.33
Calais Forest	Little Rock, AR	1987	1994	(5)	260	195,000	750	$730.67	96.54%	$727.28
Napa Valley	Little Rock, AR	1984	1996	(5)	240	183,120	763	$696.76	98.33%	$691.55
Palisades at Chenal Valley	Little Rock, AR	2006	2011	(5)	248	319,672	1,289	$1,134.98	97.58%	$1,134.98
Ridge at Chenal Valley	Little Rock, AR	2012	2011	(5)	312	340,080	1,090	$1,039.64	95.19%	$1,032.58
Westside Creek	Little Rock, AR	1984/86	1997	(5)	308	304,612	989	$809.10	95.13%	$805.85

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2016 (1)	Average Occupancy Percent at December 31, 2016 (2)	Monthly Effective Rent per Unit at December 31, 2016 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Subtotal Arkansas					1,368	1,342,484	981	$886.14	96.42%	$882.24
The Paddock Club Gainesville	Gainesville, FL	1999	1998	(5)	264	326,368	1,236	$1,077.32	96.59%	$1,069.68
The Retreat at Magnolia Parke	Gainesville, FL	2009	2011	(5)	204	206,088	1,010	$1,176.66	98.04%	$1,173.58
220 Riverside	Jacksonville, FL	2015	2012	(6)	294	251,958	857	$1,359.86	98.30%	$1,359.86
Atlantic Crossing	Jacksonville, FL	2008	2011	(5)	200	248,250	1,241	$1,226.56	97.00%	$1,226.56
Coopers Hawk	Jacksonville, FL	1987	1995	(5)	208	218,400	1,050	$957.13	98.08%	$957.13
Hunters Ridge at Deerwood	Jacksonville, FL	1987	1997	(5)	336	294,888	878	$930.61	96.73%	$925.60
Lakeside Apartments	Jacksonville, FL	1985	1996	(5)	416	346,089	832	$842.30	96.39%	$841.19
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	(5)	501	556,304	1,110	$1,060.30	97.60%	$1,059.48
St. Augustine at the Lake	Jacksonville, FL	1987/2008	1995	(5)	524	438,120	836	$910.87	97.14%	$909.73
Tattersall at Tapestry Park	Jacksonville, FL	2009	2011	(5)	279	307,538	1,102	$1,246.52	97.85%	$1,246.20
The Paddock Club Mandarin	Jacksonville, FL	1998	1998	(5)	288	334,596	1,162	$1,036.07	97.22%	$1,029.94
Woodhollow	Jacksonville, FL	1986	1997	(5)	450	379,200	843	$870.29	98.44%	$868.11
The Paddock Club Lakeland	Lakeland, FL	1988/90	1997	(5)	464	502,112	1,082	$868.25	96.55%	$862.59
CG at Randal Lakes	Orlando, FL	2014	2013	(6)	462	435,666	943	$1,207.15	95.45%	$1,195.25
Post Lake at Baldwin Park	Orlando, FL	2004-2007, 2013	2016	(6)	760	752,197	990	$1,580.76	93.68%	$1,544.70
Post Lakeside	Orlando, FL	2013	2016	(6)	300	321,108	1,070	$1,459.08	97.00%	$1,445.12
Post Parkside	Orlando, FL	1999	2016	(6)	248	215,050	867	$1,598.65	94.35%	$1,589.53
Retreat at Lake Nona	Orlando, FL	2006	2012	(4)	394	421,088	1,069	$1,234.80	95.94%	$1,234.25
Tiffany Oaks	Orlando, FL	1985	1996	(4)	288	232,619	808	$966.11	97.92%	$965.53
CG at Heather Glen	Orlando , FL	2000	2013	(4)	448	523,228	1,168	$1,339.02	95.98%	$1,338.83
CG at Heathrow	Orlando , FL	1997	2013	(4)	312	353,040	1,132	$1,242.74	96.15%	$1,239.50
CG at Lake Mary I/II/III	Orlando , FL	2012/2013	2013	(4)	472	488,520	1,035	$1,357.11	95.97%	$1,356.21
CG at Town Park	Orlando , FL	2002	2013	(4)	456	535,340	1,174	$1,263.39	96.49%	$1,254.61
CG at TownPark Reserve	Orlando , FL	2004	2013	(6)	80	77,412	968	$1,311.29	96.25%	$1,285.57
CG at Windermere	Orlando , FL	2009	2013	(4)	280	283,952	1,014	$1,317.66	96.79%	$1,314.45
CV at Twin Lakes	Orlando , FL	2005	2013	(4)	460	417,808	908	$1,068.13	97.83%	$1,064.00
The Club at Panama Beach	Panama City, FL	2000	1998	(5)	254	283,836	1,117	$1,120.78	98.03%	$1,119.05
The Preserve at Coral Square	South Florida, FL	1996	2004	(4)	480	570,910	1,189	$1,586.41	96.88%	$1,578.89
The Paddock Club Tallahassee	Tallahassee, FL	1990/1995	1997	(5)	304	329,392	1,084	$931.14	95.39%	$929.93
Verandas at Southwood	Tallahassee, FL	2003	2011	(5)	300	341,760	1,139	$1,076.56	93.67%	$1,073.20
Belmere	Tampa, FL	1984	1994	(4)	210	202,440	964	$1,001.43	96.67%	$991.83
CG at Hampton Preserve	Tampa, FL	2012	2013	(4)	486	515,088	1,060	$1,184.59	96.09%	$1,184.59
CG at Lakewood Ranch	Tampa, FL	1999	2013	(4)	288	301,656	1,047	$1,345.13	97.22%	$1,342.38
CG at Seven Oaks	Tampa, FL	2004	2013	(4)	318	301,684	949	$1,170.92	97.48%	$1,170.92
Indigo Point	Tampa, FL	1989	2000	(4)	240	194,736	811	$1,003.04	99.17%	$1,003.04
Links at Carrollwood	Tampa, FL	1980	1998	(4)	230	213,252	927	$1,069.26	98.26%	$1,068.82
Park Crest at Innisbrook	Tampa, FL	2000	2009	(4)	432	461,815	1,069	$1,192.59	97.22%	$1,188.52
Post Bay at Rocky Point	Tampa, FL	1997	2016	(6)	150	151,786	1,012	$1,599.85	95.33%	$1,593.03
Post Harbour Place	Tampa, FL	2002	2016	(6)	578	531,900	920	$1,654.58	95.85%	$1,652.24
Post Hyde Park	Tampa, FL	1996/1999/2008	2016	(6)	467	471,988	1,011	$1,629.00	96.79%	$1,614.02
Post Rocky Point	Tampa, FL	1996/1997/1998	2016	(6)	916	944,485	1,031	$1,425.93	96.18%	$1,416.71
Post Soho Square	Tampa, FL	2014	2016	(6)	231	203,338	880	$1,884.02	96.54%	$1,859.03
The Paddock Club Brandon	Tampa, FL	1997/1999	1997	(4)	440	528,560	1,201	$1,135.95	97.05%	$1,134.13

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2016 (1)	Average Occupancy Percent at December 31, 2016 (2)	Monthly Effective Rent per Unit at December 31, 2016 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Village Oaks	Tampa, FL	2005	2008	(4)	234	279,864	1,196	$1,181.76	97.86%	$1,177.29
Subtotal Florida					15,946	16,295,429	1,022	$1,234.35	96.62%	$1,228.27
Highlands of West Village	Atlanta, GA	2006/2012	2014	(4)	480	556,435	1,159	$1,445.30	97.50%	$1,445.30
Post Alexander Reserve	Atlanta, GA	2008	2016	(6)	307	311,605	1,015	$1,795.62	95.77%	$1,779.52
Post Briarcliff	Atlanta, GA	1999	2016	(6)	688	692,017	1,006	$1,439.77	97.09%	$1,438.48
Post Brookhaven	Atlanta, GA	1990/1992	2016	(6)	735	685,728	933	$1,338.46	98.37%	$1,336.63
Post Chastain	Atlanta, GA	1990	2016	(6)	558	483,488	866	$1,392.89	96.24%	$1,392.89
Post Crossing	Atlanta, GA	1995	2016	(6)	354	366,848	1,036	$1,384.45	95.76%	$1,383.19
Post Gardens	Atlanta, GA	1998	2016	(6)	397	412,373	1,039	$1,435.86	95.47%	$1,429.97
Post Glen	Atlanta, GA	1997	2016	(6)	314	337,772	1,076	$1,504.25	96.82%	$1,503.61
Post Parkside	Atlanta, GA	2000	2016	(6)	188	166,609	886	$1,683.47	96.81%	$1,683.47
Post Peachtree Hills	Atlanta, GA	1992/1994	2016	(6)	300	293,320	978	$1,519.64	96.33%	$1,515.47
Post Riverside	Atlanta, GA	1998	2016	(6)	522	552,577	1,059	$1,694.56	93.30%	$1,680.01
Post Spring	Atlanta, GA	2000	2016	(6)	452	441,227	976	$1,209.14	95.80%	$1,204.94
Post Stratford	Atlanta, GA	2000	2016	(6)	250	249,868	999	$1,433.41	94.80%	$1,432.13
The High Rise at Post Alexander	Atlanta, GA	2015	2016	(6)	340	282,200	830	$1,927.82	94.41%	$1,907.47
Allure at Brookwood	Atlanta , GA	2008	2012	(4)	349	344,530	987	$1,390.41	93.12%	$1,384.02
Allure in Buckhead Village	Atlanta , GA	2002	2012	(4)	228	222,646	977	$1,415.26	97.37%	$1,410.28
Allure in Buckhead Village III	Atlanta , GA	2002	2012	(6)	3	4,978	1,659	$2,293.33	100.00%	$2,293.33
CG at Barrett Creek	Atlanta , GA	1999	2013	(4)	332	309,962	934	$1,044.79	95.78%	$1,034.21
CG at Berkeley Lake	Atlanta , GA	1998	2013	(4)	180	244,260	1,357	$1,239.88	97.22%	$1,234.33
CG at McDaniel Farm	Atlanta , GA	1997	2013	(4)	425	450,783	1,061	$1,054.29	98.12%	$1,052.53
CG at Mount Vernon	Atlanta , GA	1997	2013	(4)	213	257,180	1,207	$1,443.38	99.06%	$1,439.86
CG at Pleasant Hill	Atlanta , GA	1996	2013	(4)	502	501,816	1,000	$984.80	98.41%	$983.59
CG at River Oaks	Atlanta , GA	1992	2013	(4)	216	276,208	1,279	$1,172.23	96.76%	$1,170.49
CG at Shiloh	Atlanta , GA	2002	2013	(4)	498	533,356	1,071	$1,068.88	96.18%	$1,068.88
Lake Lanier Club I	Atlanta , GA	1998	2005	(4)	344	396,394	1,152	$1,042.43	96.51%	$1,039.56
Lake Lanier Club II	Atlanta , GA	2001	2005	(4)	313	359,800	1,150	$986.96	96.81%	$984.56
Milstead Village	Atlanta , GA	1998	2008	(4)	310	356,340	1,149	$1,115.85	98.06%	$1,112.46
River Plantation	Atlanta , GA	1994	2013	(4)	232	310,364	1,338	$1,191.09	97.84%	$1,191.09
Sanctuary at Oglethorpe	Atlanta , GA	1994	2008	(4)	250	287,623	1,150	$1,702.57	96.40%	$1,694.43
Terraces at Fieldstone	Atlanta , GA	1999	1998	(4)	316	375,198	1,187	$962.05	96.52%	$952.52
Terraces at Towne Lake	Atlanta , GA	1999	1998	(4)	502	568,220	1,132	$972.15	95.82%	$961.72
The Prescott	Atlanta , GA	2001	2004	(4)	384	411,574	1,072	$1,061.97	96.88%	$1,061.32
Avala at Savannah Quarters	Savannah, GA	2009	2011	(5)	256	278,136	1,086	$1,005.14	99.22%	$1,002.41
Georgetown Grove	Savannah, GA	1997	1998	(5)	220	239,904	1,090	$982.07	97.73%	$982.07
The Oaks at Wilmington Island	Savannah, GA	1999	2006	(5)	306	333,962	1,091	$1,104.52	96.41%	$1,100.43
CG at Godley Lake	Savannah , GA	2008	2013	(5)	288	269,504	936	$968.60	97.57%	$964.78
CG at Godley Station	Savannah , GA	2005	2013	(5)	312	337,344	1,081	$986.07	97.44%	$986.07
CG at Hammocks	Savannah , GA	1997	2013	(5)	308	323,844	1,051	$1,195.25	97.08%	$1,191.84
CV at Greentree	Savannah , GA	1984	2013	(5)	194	165,216	852	$772.96	97.94%	$772.96
CV at Huntington	Savannah , GA	1986	2013	(6)	147	121,112	824	$932.60	98.64%	$932.60
CV at Marsh Cove	Savannah , GA	1983	2013	(6)	188	197,200	1,049	$873.98	96.81%	$873.45
Subtotal Georgia					13,701	14,309,521	1,044	$1,262.63	96.66%	$1,258.54

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2016 (1)	Average Occupancy Percent at December 31, 2016 (2)	Monthly Effective Rent per Unit at December 31, 2016 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
The Ranch at Prairie Trace	Kansas City, KS	2015	2015	(6)	280	257,880	921	$1,092.45	95.71%	$1,059.72
Subtotal Kansas					280	257,880	921	$1,092.45	95.71%	$1,059.72
Grand Reserve at Pinnacle	Lexington, KY	2000	1999	(5)	370	432,900	1,170	$1,048.77	95.14%	$1,037.26
Lakepointe	Lexington, KY	1986	1994	(5)	118	90,742	769	$717.84	100.00%	$715.31
The Mansion	Lexington, KY	1989	1994	(5)	184	138,736	754	$749.64	95.65%	$734.89
The Village	Lexington, KY	1989	1994	(5)	252	182,700	725	$741.26	97.22%	$703.00
Stonemill Village	Louisville, KY	1985	1994	(5)	384	324,864	846	$821.78	95.31%	$818.65
Subtotal Kentucky					1,308	1,169,942	894	$850.95	96.10%	$837.10
Post Fallsgrove	Washington DC, MD	2003	2016	(6)	361	355,019	983	$1,697.38	97.78%	$1,697.38
Post Park	Washington DC, MD	2010	2016	(6)	396	386,026	975	$1,674.00	97.98%	$1,669.06
Subtotal Maryland					757	741,045	979	$1,685.15	97.89%	$1,682.57
Crosswinds	Jackson, MS	1989	1996	(5)	360	443,160	1,231	$869.91	96.39%	$864.36
Lakeshore Landing	Jackson, MS	1974	1994	(5)	196	174,244	867	$790.31	96.94%	$785.20
Pear Orchard	Jackson, MS	1985	1994	(5)	389	337,263	839	$872.01	96.66%	$868.84
Reflection Pointe	Jackson, MS	1986	1988	(5)	296	248,344	889	$910.45	95.61%	$906.73
Subtotal Mississippi					1,241	1,203,011	969	$867.67	96.37%	$863.37
Market Station	Kansas City, MO	2010	2012	(5)	323	324,615	1,005	$1,311.98	96.28%	$1,291.85
The Denton (I)	Kansas City, MO	2014	2015	(6)	55	59,730	1,086	$1,287.09	96.36%	$1,287.09
The Denton (III)	Kansas City, MO	2014	2015	(6)	298	301,278	1,011	$1,159.60	96.31%	$1,124.79
Subtotal Missouri					676	685,623	1,014	$1,242.78	96.30%	$1,217.82
CG at Desert Vista	Las Vegas, NV	2009	2013	(4)	380	338,200	890	$875.91	97.37%	$873.26
CG at Palm Vista	Las Vegas, NV	2007	2013	(4)	341	349,184	1,024	$909.59	98.24%	$909.59
Subtotal Nevada					721	687,384	953	$891.84	97.78%	$890.44
Post Ballantyne	Charlotte, NC	2004	2016	(6)	323	404,419	1,252	$1,271.70	95.67%	$1,250.06
Post Gateway Place	Charlotte, NC	2000	2016	(6)	436	350,560	804	$1,167.96	94.04%	$1,149.06
Post Park at Phillips Place	Charlotte, NC	1998	2016	(6)	402	442,773	1,101	$1,479.06	94.28%	$1,472.37
Post South End	Charlotte, NC	2009	2016	(6)	360	305,018	847	$1,454.26	95.00%	$1,451.49
Post Uptown Place	Charlotte, NC	2000	2016	(6)	227	181,598	800	$1,240.98	95.59%	$1,233.93
1225 South Church I/II	Charlotte , NC	2010/2013	2010	(4)	406	337,792	832	$1,323.96	97.04%	$1,314.58
CG at Ayrsley I/II	Charlotte , NC	2008/2013	2013	(4)	449	451,840	1,006	$1,050.55	96.88%	$1,050.55
CG at Beverly Crest	Charlotte , NC	1996	2013	(4)	300	279,823	933	$1,019.24	96.00%	$1,000.28
CG at Cornelius	Charlotte , NC	2009	2013	(4)	236	251,972	1,068	$1,021.97	97.88%	$1,014.55
CG at Huntersville	Charlotte , NC	2008	2013	(4)	250	247,908	992	$1,104.56	96.80%	$1,094.36
CG at Legacy Park	Charlotte , NC	2001	2013	(4)	288	300,768	1,044	$986.33	96.53%	$983.56
CG at Mallard Creek	Charlotte , NC	2005	2013	(4)	252	232,646	923	$983.34	96.03%	$981.36
CG at Mallard Lake	Charlotte , NC	1998	2013	(4)	302	300,806	996	$994.07	99.34%	$990.10
CG at Matthews Commons	Charlotte , NC	2008	2013	(4)	216	203,280	941	$1,126.75	96.76%	$1,125.59
CG at University Center	Charlotte , NC	2005	2013	(4)	156	167,028	1,071	$1,003.88	96.15%	$1,003.88
CR at South End	Charlotte , NC	2014	2013	(4)	353	304,639	863	$1,291.21	96.03%	$1,266.54
CV at Chancellor Park	Charlotte , NC	1999	2013	(4)	340	326,710	961	$915.15	97.94%	$914.86
CV at Matthews	Charlotte , NC	1990	2013	(4)	270	255,712	947	$1,005.80	98.89%	$1,000.25
CV at South Tryon	Charlotte , NC	2002	2013	(4)	216	236,088	1,093	$1,000.06	96.30%	$998.91
Enclave	Charlotte , NC	2008	2013	(4)	85	107,696	1,267	$1,899.28	100.00%	$1,881.64
Timber Crest at Greenway	Charlotte , NC	2000	2013	(4)	282	273,408	970	$872.74	97.52%	$872.74

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2016 (1)	Average Occupancy Percent at December 31, 2016 (2)	Monthly Effective Rent per Unit at December 31, 2016 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
CG at Brier Creek	Raleigh-Durham , NC	2009	2013	(4)	364	401,078	1,102	$1,047.32	96.43%	$1,046.49
CG at Brier Falls	Raleigh-Durham , NC	2008	2013	(4)	350	381,798	1,091	$1,064.54	96.86%	$1,056.61
CG at Crabtree	Raleigh-Durham , NC	1997	2013	(4)	210	209,670	998	$922.59	98.10%	$922.59
CG at Patterson Place	Raleigh-Durham , NC	1997	2013	(4)	252	238,716	947	$987.69	96.83%	$968.40
CG at Research Park	Raleigh-Durham , NC	2002	2013	(4)	370	384,512	1,039	$992.32	93.51%	$990.73
CG at Trinity Commons	Raleigh-Durham , NC	2000/2002	2013	(4)	462	484,404	1,048	$944.45	97.19%	$943.80
CV at Beaver Creek	Raleigh-Durham , NC	2007	2013	(4)	316	308,794	977	$1,000.41	94.62%	$996.29
CV at Deerfield	Raleigh-Durham , NC	1985	2013	(4)	204	198,180	971	$949.35	96.57%	$949.35
Hermitage at Beechtree	Raleigh-Durham , NC	1988	1997	(4)	194	169,776	875	$894.54	97.42%	$894.54
Hue	Raleigh-Durham , NC	2009	2010	(4)	208	185,681	893	$1,401.63	95.19%	$1,395.87
Post Parkside at Wade	Raleigh-Durham , NC	2013	2016	(6)	397	347,375	875	$1,095.64	95.97%	$1,092.78
Preserve at Brier Creek	Raleigh-Durham , NC	2002/2007	2006	(4)	450	519,282	1,154	$1,106.38	97.11%	$1,095.01
Providence at Brier Creek	Raleigh-Durham , NC	2007	2008	(4)	313	297,140	949	$977.64	96.49%	$974.28
Reserve at Arringdon	Raleigh-Durham , NC	2003	2013	(4)	320	311,200	973	$977.42	97.19%	$973.12
Waterford Forest	Raleigh-Durham , NC	1996	2005	(4)	384	377,382	983	$912.47	97.14%	$911.95
Subtotal North Carolina					10,943	10,777,472	985	$1,089.56	96.45%	$1,083.23
River's Walk	Charleston, SC	2013	2013	(5)	270	248,393	920	$1,570.44	95.93%	$1,548.43
River's Walk II	Charleston, SC	2016	2015	(6)	78	70,356	902	$1,659.77	93.59%	$1,672.59
CG at Commerce Park	Charleston , SC	2008	2013	(5)	312	306,336	982	$974.21	97.76%	$974.21
CG at Cypress Cove	Charleston , SC	2001	2013	(5)	264	303,996	1,152	$1,137.75	97.35%	$1,136.80
CV at Hampton Pointe	Charleston , SC	1986	2013	(5)	304	314,600	1,035	$1,032.77	96.05%	$1,032.77
CV at Waters Edge	Charleston , SC	1985	2013	(5)	204	187,640	920	$909.94	98.04%	$909.94
CV at Westchase	Charleston , SC	1985	2013	(5)	352	258,170	733	$868.34	97.16%	$849.16
CV at Windsor Place	Charleston , SC	1985	2013	(5)	224	213,440	953	$916.26	97.32%	$916.26
Farmington Village	Charleston , SC	2007	2007	(5)	280	309,076	1,104	$1,093.79	97.14%	$1,088.25
Quarterdeck at James Island	Charleston , SC	1987	2013	(5)	230	218,880	952	$1,255.98	95.22%	$1,249.94
Runaway Bay	Charleston , SC	1988	1995	(5)	208	177,750	855	$1,261.37	94.71%	$1,251.75
The Fairways	Columbia, SC	1992	1994	(5)	240	213,720	891	$781.54	96.25%	$770.74
The Paddock Club Columbia	Columbia, SC	1989/95	1997	(5)	336	378,744	1,127	$820.65	95.24%	$816.78
535 Brookwood	Greenville, SC	2008	2010	(5)	256	254,384	994	$970.14	97.66%	$965.84
Highland Ridge	Greenville, SC	1984	1995	(5)	168	134,976	803	$706.44	97.02%	$706.44
Howell Commons	Greenville, SC	1986/88	1997	(5)	348	275,636	792	$745.39	95.40%	$741.62
Park Haywood	Greenville, SC	1983	1993	(5)	208	158,768	763	$724.98	97.60%	$722.34
Park Place	Greenville, SC	1987	1997	(5)	184	195,312	1,061	$781.50	97.28%	$777.15
Spring Creek	Greenville, SC	1985	1995	(5)	208	179,600	863	$791.99	98.56%	$790.78
Tanglewood	Greenville, SC	1980	1994	(5)	168	146,600	873	$764.23	97.62%	$764.23
The Paddock Club Greenville	Greenville, SC	1996	1997	(5)	208	231,432	1,113	$859.50	98.08%	$849.83
Subtotal South Carolina					5,050	4,777,809	946	$966.74	96.73%	$961.43
Hamilton Pointe	Chattanooga, TN	1989	1992	(5)	361	256,400	710	$732.87	96.68%	$730.93
Hidden Creek	Chattanooga, TN	1987	1988	(5)	300	260,320	868	$723.28	95.33%	$714.21
Steeplechase	Chattanooga, TN	1986	1991	(5)	108	98,670	914	$855.19	99.07%	$848.56
Windridge	Chattanooga, TN	1984	1997	(5)	174	238,704	1,372	$1,108.09	97.70%	$1,108.09
Kirby Station	Memphis, TN	1978	1994	(5)	371	308,859	833	$878.38	95.96%	$866.31
Lincoln on the Green	Memphis, TN	1988/98	1994	(5)	618	540,244	874	$820.44	96.12%	$810.84

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2016 (1)	Average Occupancy Percent at December 31, 2016 (2)	Monthly Effective Rent per Unit at December 31, 2016 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Park Estate	Memphis, TN	1974	1977	(5)	82	106,740	1,302	$1,173.50	100.00%	$1,170.45
The Reserve at Dexter Lake	Memphis, TN	1999/01	1998	(5)	740	807,472	1,091	$947.05	96.08%	$944.84
Aventura at Indian Lake Village	Nashville , TN	2010	2011	(4)	300	290,976	970	$1,154.24	95.00%	$1,031.08
Avondale at Kennesaw Farms	Nashville , TN	2008	2010	(4)	288	283,364	984	$1,105.72	96.33%	$1,147.54
Brentwood Downs	Nashville , TN	1986	1994	(4)	286	220,166	770	$1,065.76	96.53%	$1,098.81
CG at Bellevue	Nashville , TN	1996	2013	(6)	349	344,954	988	$1,221.35	97.20%	$1,065.76
CG at Bellevue II	Nashville , TN	2015	2013	(6)	220	237,160	1,078	$1,331.46	93.70%	$1,217.72
Grande View	Nashville , TN	2001	1998	(4)	433	523,387	1,209	$1,226.39	97.73%	$1,329.87
Monthaven Park	Nashville , TN	1999/01	2004	(4)	456	427,668	938	$1,021.15	94.23%	$1,210.61
Park at Hermitage	Nashville , TN	1987	1995	(4)	440	392,520	892	$919.00	96.27%	$1,016.25
The Paddock Club Murfreesboro	Nashville , TN	1999	1998	(4)	240	281,648	1,174	$1,033.80	95.00%	$919.00
Venue at Cool Springs	Nashville , TN	2012	2010	(4)	428	457,042	1,068	$1,491.80	95.79%	$1,474.97
Verandas at Sam Ridley	Nashville , TN	2009	2010	(4)	336	391,128	1,164	$1,119.50	95.54%	$1,113.59
Subtotal Tennessee					6,530	6,467,422	990	$1,043.86	96.08%	$1,037.55
Post Barton Creek	Austin, TX	1998	2016	(6)	160	185,846	1,162	$1,856.73	98.75%	$1,854.86
Post Park Mesa	Austin, TX	1992	2016	(6)	148	161,540	1,091	$1,586.14	94.59%	$1,586.14
Post South Lamar	Austin, TX	2012	2016	(6)	298	254,149	853	$1,574.01	94.63%	$1,568.82
Post West Austin	Austin, TX	2009	2016	(6)	329	292,402	889	$1,504.60	94.22%	$1,501.30
Balcones Woods	Austin , TX	1983	1997	(4)	384	313,756	817	$1,010.26	96.61%	$1,010.26
CG at Ashton Oaks	Austin , TX	2009	2013	(4)	362	307,514	849	$1,023.49	95.03%	$1,023.49
CG at Canyon Creek	Austin , TX	2007	2013	(4)	336	348,960	1,039	$1,081.99	95.83%	$1,081.99
CG at Canyon Pointe	Austin , TX	2003	2013	(4)	272	262,240	964	$1,002.99	96.69%	$1,002.72
CG at Double Creek	Austin , TX	2013	2013	(4)	296	278,070	939	$1,149.78	97.30%	$1,146.40
CG at Onion Creek	Austin , TX	2009	2013	(4)	300	312,520	1,042	$1,176.37	97.33%	$1,176.37
CG at Round Rock	Austin , TX	2007	2013	(4)	422	429,400	1,018	$1,136.62	96.21%	$1,135.78
CG at Silverado	Austin , TX	2005	2013	(4)	238	239,668	1,007	$1,108.23	97.06%	$1,108.23
CG at Silverado Reserve	Austin , TX	2006	2013	(4)	256	266,146	1,040	$1,174.02	96.88%	$1,174.02
CG at Wells Branch	Austin , TX	2008	2013	(4)	336	321,912	958	$1,094.20	96.43%	$1,094.20
CV at Quarry Oaks	Austin , TX	1996	2013	(4)	533	459,842	863	$993.42	95.31%	$993.42
CV at Sierra Vista	Austin , TX	1999	2013	(4)	232	205,604	886	$1,010.04	96.12%	$1,010.04
Grand Reserve at Sunset Valley	Austin , TX	1996	2004	(4)	210	194,490	926	$1,260.13	96.67%	$1,260.13
Legacy at Western Oaks	Austin , TX	2002	2009	(4)	479	467,672	976	$1,301.37	96.24%	$1,301.37
Silverado at Brushy Creek	Austin , TX	2003	2006	(4)	312	303,240	972	$1,132.89	97.12%	$1,130.48
Sixty 600	Austin , TX	1987	1995	(4)	304	244,732	805	$859.89	97.70%	$856.47
Stassney Woods	Austin , TX	1985	1995	(4)	288	248,784	864	$947.85	94.10%	$947.85
The Woods on Barton Skyway	Austin , TX	1977	1997	(4)	278	213,970	770	$1,257.40	96.76%	$1,241.45
Cityscape at Market Center II	Dallas, TX	2015	2015	(4)	318	290,652	914	$1,415.65	92.77%	$1,380.10
Post Abbey	Dallas, TX	1996	2016	(6)	34	41,598	1,223	$2,056.32	100.00%	$2,056.32
Post Addison Circle	Dallas, TX	1998/2000	2016	(6)	1,334	1,128,827	846	$1,224.09	97.00%	$1,223.83
Post Coles Corner	Dallas, TX	1998	2016	(6)	186	148,784	800	$1,243.85	96.24%	$1,243.85
Post Eastside	Dallas, TX	2008	2016	(6)	435	396,910	912	$1,304.26	95.63%	$1,303.28
Post Gallery	Dallas, TX	1999	2016	(6)	34	78,421	2,307	$3,026.91	97.06%	$3,026.91
Post Heights	Dallas, TX	1998/1999	2016	(6)	368	311,096	845	$1,411.72	95.65%	$1,406.38
Post Katy Trail	Dallas, TX	2010	2016	(6)	227	203,785	898	$1,671.68	93.39%	$1,665.07

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2016 (1)	Average Occupancy Percent at December 31, 2016 (2)	Monthly Effective Rent per Unit at December 31, 2016 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Post Legacy	Dallas, TX	2000	2016	(6)	384	311,201	810	$1,209.91	95.05%	$1,209.91
Post Meridian	Dallas, TX	1991	2016	(6)	133	103,678	780	$1,572.66	93.23%	$1,567.62
Post Sierra at Frisco Bridges	Dallas, TX	2009	2016	(6)	268	240,047	896	$1,238.32	96.64%	$1,237.01
Post Square	Dallas, TX	1996	2016	(6)	217	184,777	852	$1,408.53	94.47%	$1,404.60
Post Uptown Village	Dallas, TX	1995/2000	2016	(6)	496	364,850	736	$1,191.79	94.35%	$1,190.83
Post Vineyard	Dallas, TX	1996	2016	(6)	116	85,077	733	$1,223.58	96.55%	$1,223.58
Post Vintage	Dallas, TX	1993	2016	(6)	160	120,072	750	$1,285.89	93.13%	$1,278.55
Post Worthington	Dallas, TX	1993	2016	(6)	334	273,785	820	$1,481.19	93.11%	$1,481.67
The Venue at Stonebridge Ranch	Dallas, TX	2000	2013	(4)	250	214,036	856	$1,060.28	94.40%	$1,060.11
Bella Casita at Las Colinas	Dallas , TX	2007	2010	(4)	268	258,275	964	$1,239.14	95.90%	$1,239.14
CG at Fairview	Dallas , TX	2012	2013	(4)	256	258,016	1,008	$1,216.68	96.09%	$1,206.92
CG at Valley Ranch	Dallas , TX	1997	2013	(4)	396	462,104	1,167	$1,322.09	96.21%	$1,321.54
Cityscape at Market Center	Dallas , TX	2013	2014	(6)	454	381,360	840	$1,257.76	94.93%	$1,248.39
Courtyards at Campbell	Dallas , TX	1986	1998	(4)	232	168,631	727	$972.21	96.98%	$967.37
CR at Frisco Bridges	Dallas , TX	2013	2013	(4)	252	210,420	835	$1,229.55	94.05%	$1,216.58
CR at Las Colinas	Dallas , TX	2006	2013	(4)	306	277,949	908	$1,302.83	97.39%	$1,302.83
CR at Medical District	Dallas , TX	2007	2013	(4)	278	241,542	869	$1,271.71	98.20%	$1,268.84
Grand Courtyards	Dallas , TX	2000	2006	(4)	390	343,992	882	$1,065.80	95.90%	$1,061.82
Highwood	Dallas , TX	1983	1998	(4)	196	156,220	797	$1,048.78	93.88%	$1,048.78
La Valencia at Starwood	Dallas , TX	2009	2010	(4)	270	267,810	992	$1,328.89	97.41%	$1,300.86
Los Rios Park	Dallas , TX	2000	2003	(4)	498	469,918	944	$1,082.21	96.39%	$1,081.33
Remington Hills at Las Colinas	Dallas , TX	1984	2013	(6)	362	346,592	957	$1,015.14	95.58%	$1,012.37
Times Square at Craig Ranch	Dallas , TX	2009	2010	(4)	313	320,575	1,024	$1,253.84	93.61%	$1,245.10
Boulder Ridge	Fort Worth , TX	1999/2008	2005	(4)	494	442,687	896	$1,062.24	96.56%	$1,058.09
CG at Bear Creek	Fort Worth , TX	1998	2013	(4)	436	395,137	906	$1,087.69	96.33%	$1,083.16
CG at Hebron	Fort Worth , TX	2011	2013	(4)	312	352,116	1,129	$1,304.73	96.15%	$1,303.45
Copper Ridge	Fort Worth , TX	2009	2008	(4)	245	229,993	939	$1,209.73	94.69%	$1,192.89
CV at Grapevine	Fort Worth , TX	1985	2013	(4)	450	387,244	861	$971.26	96.67%	$971.26
CV at Oak Bend	Fort Worth , TX	1997	2013	(6)	426	382,769	899	$981.74	94.60%	$981.74
CV at Shoal Creek	Fort Worth , TX	1996	2013	(4)	408	381,756	936	$1,001.46	97.30%	$1,001.46
CV at Willow Creek	Fort Worth , TX	1996	2013	(4)	478	426,764	893	$993.43	96.44%	$993.23
Deer Run	Fort Worth , TX	1985	1998	(4)	304	206,716	680	$856.57	96.38%	$837.33
Legends at Lowes Farm	Fort Worth , TX	2008	2011	(4)	456	425,734	934	$1,230.47	95.83%	$1,199.34
Northwood Place	Fort Worth , TX	1980	1998	(4)	270	224,022	830	$817.70	98.15%	$816.96
Watermark	Fort Worth , TX	2002	2004	(4)	240	205,200	855	$1,042.79	97.50%	$1,042.79
Cascade at Fall Creek	Houston, TX	2006/2007	2007/2008	(4)	514	488,300	950	$1,047.34	94.94%	$1,026.59
Cypresswood Court	Houston, TX	1984	1994	(4)	208	160,672	772	$808.05	96.15%	$803.25
Grand Cypress	Houston, TX	2008	2013	(4)	312	280,548	899	$1,114.12	94.87%	$1,114.12
Green Tree Place	Houston, TX	1984	1994	(4)	200	152,168	761	$855.97	99.00%	$855.97
Greenwood Forest	Houston, TX	1994	2013	(4)	316	310,844	984	$975.96	94.94%	$972.95
Legacy Pines	Houston, TX	2000	2003	(4)	308	283,390	920	$1,029.61	95.78%	$1,028.80
Park Place Houston	Houston, TX	1996	2007	(4)	229	206,940	904	$1,081.55	95.63%	$1,072.82
Post 510	Houston, TX	2014	2016	(6)	242	207,369	857	$1,479.52	93.80%	$1,457.20
Post Midtown Square	Houston, TX	1999/2000/2013	2016	(6)	653	511,453	783	$1,382.03	89.59%	$1,346.40

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2016 (1)	Average Occupancy Percent at December 31, 2016 (2)	Monthly Effective Rent per Unit at December 31, 2016 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Ranchstone	Houston, TX	1996	2007	(4)	220	193,088	878	$961.61	95.00%	$952.81
Reserve at Woodwind Lakes	Houston, TX	1999	2006	(4)	328	316,114	964	$1,012.37	95.12%	$1,008.25
Retreat at Vintage Park	Houston, TX	2014	2014	(4)	323	296,514	918	$1,212.29	96.28%	$1,201.50
Villages at Kirkwood	Houston, TX	1996	2004	(4)	274	244,683	893	$1,091.05	94.53%	$1,090.69
Yale @ 6th	Houston, TX	2015	2016	(6)	352	300,608	854	$1,865.16	92.05%	$1,774.21
Alamo Ranch	San Antonio, TX	2009	2011	(5)	340	270,520	796	$934.14	96.47%	$918.70
Bulverde Oaks	San Antonio, TX	2014	2014	(5)	328	300,776	917	$1,136.29	96.65%	$1,136.29
Haven at Blanco	San Antonio, TX	2010	2012	(5)	436	463,480	1,063	$1,197.49	95.41%	$1,195.17
Stone Ranch at Westover Hills	San Antonio, TX	2008	2009	(5)	400	334,260	836	$981.08	96.50%	$972.34
Subtotal Texas					27,040	24,355,322	901	$1,173.86	95.67%	$1,167.35
Stonefield Commons	Charlottesville, VA	2013	2014	(5)	251	236,807	943	$1,436.35	97.21%	$1,436.35
Adalay Bay	Norfolk-Hampton-Virginia Beach, VA	2002	2012	(5)	240	246,312	1,026	$1,257.17	98.33%	$1,257.17
Radius	Norfolk-Hampton-Virginia Beach, VA	2012	2015	(6)	252	234,108	929	$1,249.94	98.41%	$1,249.94
Township in Hampton Woods	Norfolk-Hampton-Virginia Beach, VA	1987	1995	(5)	296	248,080	838	$933.90	97.64%	$931.87
Retreat at West Creek	Richmond, VA	2015	2015	(6)	254	255,016	1,004	$1,332.90	98.82%	$1,309.67
Ashley Park	Richmond , VA	1988	2013	(5)	272	194,464	715	$796.82	96.69%	$795.35
CV at Chase Gayton	Richmond , VA	1984	2013	(5)	328	311,266	949	$958.83	94.82%	$953.25
CV at Hampton Glen	Richmond , VA	1986	2013	(5)	232	177,760	766	$981.18	96.12%	$973.43
CV at Waterford	Richmond , VA	1989	2013	(5)	312	288,840	926	$1,000.78	96.47%	$1,000.78
CV at West End	Richmond , VA	1987	2013	(5)	224	156,332	698	$883.04	99.11%	$883.04
The Hamptons at Hunton Park	Richmond , VA	2003	2011	(5)	300	309,618	1,032	$1,288.79	96.00%	$1,288.79
CV at Greenbrier	Washington DC, VA	1980	2013	(5)	258	216,765	840	$1,031.88	98.06%	$1,031.88
Post Carlyle Square	Washington DC, VA	2006/2013	2016	(6)	549	488,874	890	$2,222.36	96.36%	$2,215.27
Post Corners	Washington DC, VA	1996	2016	(6)	336	333,975	994	$1,596.25	99.40%	$1,596.10
Post Pentagon Row	Washington DC, VA	2001	2016	(6)	504	429,797	853	$2,215.47	96.83%	$2,213.84
Post Tysons Corner	Washington DC, VA	1990	2016	(6)	499	402,903	807	$1,724.96	97.80%	$1,722.56
Seasons at Celebrate Virginia I/II	Washington DC, VA	2011/2013	2011	(5)	483	481,408	997	$1,340.57	96.69%	$1,324.16
Station Square at Cosner's Corner	Washington DC, VA	2012	2013	(6)	260	268,594	1,033	$1,336.13	99.62%	$1,336.13
Station Square at Cosner's II	Washington DC, VA	2016	2015	(6)	120	124,800	1,040	$1,278.70	96.67%	$1,278.70
The Apartments at Cobblestone Square	Washington DC, VA	2012	2016	(6)	314	289,822	923	$1,430.96	96.82%	$1,426.61
Subtotal Virginia					6,284	5,695,541	906	$1,407.61	97.29%	$1,403.51
Total					97,464	94,676,433	973	$1,159.72	96.37%	$1,153.90

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

(3)
Effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. Leasing concessions represent discounts to the current market rate. These discounts may be offered from time-to-time by a property for various reasons, including to assist with the initial lease-up of a newly developed property or as a response to a property's local market economics. Concessions are not part of our standard rent offering. Concessions for the year ended December 31, 2016 were $7.6 million. As of December 31, 2016, approximately 14.20% of total leases were subject to concessions. Effective rent is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.

(4)	Large market same store reportable segment.

(5)	Secondary market same store reportable segment.

(6)	Non-same store reportable segment.

Mortgage Financing

As of December 31, 2016, we had approximately $1.3 billion of indebtedness collateralized, secured, and outstanding as set forth below:

		Encumbrances at
		December 31, 2016
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date
Eagle Ridge	Birmingham, AL	—	(1)		(1)		(1)
CG at Edgewater	Huntsville, AL	20,472		3.750%		6/1/2019
CG at Madison	Madison, AL	17,028		3.750%		6/1/2019
CG at Liberty Park	Vestavia Hills, AL	16,404		3.700%		2/27/2019
Indigo Point	Brandon, FL	—	(1)		(1)		(1)
CG at Heathrow	Heathrow, FL	20,310		3.700%		2/27/2019
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)		(1)		(1)
Woodhollow	Jacksonville, FL	—	(1)		(1)		(1)
CG at Town Park	Lake Mary, FL	36,208		3.750%		6/1/2019
Park Crest at Innisbrook	Palm Harbor, FL	27,805		4.430%		10/1/2020
CV at Twin Lakes	Sanford, FL	23,691		4.065%		7/1/2020
Belmere	Tampa, FL	—	(1)		(1)		(1)
Post Hyde Park	Tampa, FL	42,807		3.500%		2/1/2019
CG at Seven Oaks	Wesley Chapel, FL	25,015		3.750%		6/1/2019
Post Briarcliff	Atlanta, GA	55,365		3.500%		2/1/2019
Post Crossing	Atlanta, GA	24,858		3.500%		2/1/2019
Post Glen	Atlanta, GA	25,825		3.500%		2/1/2019
Prescott	Duluth, GA	—	(2)		(2)		(2)
CG at River Oaks	Duluth, GA	15,114		3.750%		6/1/2019
CG at Mount Vernon	Dunwoody, GA	15,430		3.700%		2/27/2019
Lake at Lanier Club II	Gainesville, GA	—	(2)		(2)		(2)
CG at Shiloh	Kennesaw, GA	29,518		3.700%		2/27/2019
CG at Barrett Creek	Marietta, GA	22,146		3.750%		6/1/2019
CG at Godley Station	Pooler, GA	11,213		5.000%		6/1/2025
Highlands of West Village I	Smyrna, GA	39,103		3.000%		5/1/2018
Waterford Forest	Cary, NC	—	(2)		(2)		(2)
Hermitage at Beechtree	Cary, NC	—	(1)		(1)		(1)
CG at Beverly Crest	Charlotte, NC	16,462		3.700%		2/27/2019
CG at Mallard Creek	Charlotte, NC	14,520		3.700%		2/27/2019
CG at Mallard Lake	Charlotte, NC	19,942		3.700%		2/27/2019
CG at Patterson Place	Durham, NC	13,343		3.700%		2/27/2019
CG at Huntersville	Huntersville, NC	20,376		3.750%		6/1/2019
CG at Arringdon	Morrisville, NC	22,153		3.700%		2/27/2019
CG at Brier Creek	Raleigh, NC	28,856		3.700%		2/27/2019
CG at Crabtree Valley	Raleigh, NC	12,219		3.700%		2/27/2019
CG at Trinity Commons	Raleigh, NC	27,974		3.400%		4/1/2018
535 Brookwood	Simpsonville, SC	12,610		4.430%		10/1/2020
Lincoln on the Green	Memphis, TN	—	(1)		(1)		(1)

		Encumbrances at
		December 31, 2016
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date
Avondale at Kennesaw	Nashville, TN	17,378		4.430%		10/1/2020
CG at Bellevue	Nashville, TN	20,893		4.065%		7/1/2020
Verandas at Sam Ridley	Nashville, TN	21,388		4.430%		10/1/2020
CG at Canyon Creek	Austin, TX	13,951		3.750%		9/14/2019
CV at Quarry Oaks	Austin, TX	30,417		3.700%		2/27/2019
CV at Shoal Creek	Bedford, TX	18,662		3.700%		2/27/2019
CV at Willow Creek	Bedford, TX	22,425		3.700%		2/27/2019
Grand Cypress	Cypress, TX	15,824		3.400%		8/5/2017
Watermark	Dallas, TX	—	(2)		(2)		(2)
CG at Bear Creek	Euless, TX	22,568		3.700%		2/27/2019
La Valencia at Starwood	Frisco, TX	20,510		4.590%		3/10/2018
Legacy Pines	Houston, TX	—	(2)		(2)		(2)
Bella Casita at Las Colinas	Irving, TX	—	(2)		(2)		(2)
CG at Valley Ranch	Irving, TX	23,690		4.065%		7/1/2020
Venue at Stonebridge Ranch	McKinney, TX	14,152		3.250%		12/10/2017
CG at Round Rock	Round Rock, TX	23,752		3.700%		2/27/2019
CV at Sierra Vista	Round Rock, TX	11,594		3.700%		2/27/2019
Stone Ranch at Westover Hills	San Antonio, TX	18,197		5.490%		3/1/2020
Cypresswood Court	Spring, TX	—	(2)		(2)		(2)
Green Tree Place	Woodlands, TX	—	(2)		(2)		(2)
CV at West End	Glen Allen, VA	11,425		3.700%		2/27/2019
Post Corners	Washington D.C.	37,611		3.500%		2/1/2019
Total		$1,001,204

(1)
Encumbered by a $160.0 million Fannie Mae facility, with $160.0 million available and outstanding with a variable interest rate of 1.1% on which there exists two interest rate caps totaling $50 million at an average rate of 4.50% at December 31, 2016.

(2)	Encumbered by a $127 million loan with a fixed interest rate of 5.08% which matures on June 10, 2021.

ITEM 3. LEGAL PROCEEDINGS.

In September 2010, the United States Department of Justice (the “DOJ”) filed suit against Post Properties (and by virtue of the Merger, MAA) in United States Distric Court for the District of Columbia alleging that certain of MAA’s apartments violated accessibility requirements of the Fair Housing Act (the “FHA”) and the Americans with Disabilities Act of 1990 (the “ADA”). The DOJ is seeking, among other things, an injunction against MAA, requiring MAA to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. No trial date has been set and no significant settlement negotiations with the DOJ have occurred.

In addition, MAA is subject to various other legal proceedings and claims that arise in the ordinary course of its business operations. Matters which arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on MAA’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Mid-America Apartment Communities, Inc.

Market Information

MAA's common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. On February 17, 2017, the reported last sale price of our common stock on the NYSE was $99.62 per share, and there were approximately 2,700 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock. The following table sets forth the quarterly high and low intra-day sales prices of MAA's common stock and the dividends declared by MAA with respect to the periods indicated.

	Sales Prices		Dividends Paid	Dividends Declared
	High	Low
2016:
First Quarter	$102.42	$82.91	$0.82	$0.82
Second Quarter	$106.68	$94.57	$0.82	$0.82
Third Quarter	$110.01	$91.77	$0.82	$0.82
Fourth Quarter	$98.35	$85.04	$0.82	$0.87	(1)

2015:
First Quarter	$83.50	$70.67	$0.77	$0.77
Second Quarter	$78.99	$72.72	$0.77	$0.77
Third Quarter	$84.42	$72.51	$0.77	$0.77
Fourth Quarter	$92.80	$81.72	$0.77	$0.82
(1) Generally, MAA's Board of Directors declares dividends prior to the quarter in which they are paid. The dividend of $0.87 per share declared in the fourth quarter of 2016 was paid on January 31, 2017 to shareholders of record on January 13, 2017.

MAA's quarterly dividend rate is currently $0.87 per common share. MAA's Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by MAA will be affected by a number of factors, including, but not limited to, the gross revenues received from our apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures.

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

In 2016, 2015, and 2014, we had issuances with no discounts through our DRSPP of 7,906 shares, 8,562 shares, and 9,055 shares, respectively.

Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2016:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	147,282	$76.16	329,090

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	147,282	$76.16	329,090

(1)
Columns (a) and (b) do not include 225,624 shares of restricted common stock that are subject to vesting requirements which were issued through our 2004 Stock Plan or 2013 Stock Incentive Plan or 118,581 shares of common stock that have been purchased by employees through the Employee Stock Purchase Plan.

(2)	Column (c) includes 297,671 shares available to be issued under our 2013 Stock Incentive Plan and 31,419 shares available to be issued under our Employee Stock Purchase Plan.

The outstanding options noted in the table above were issued in exchange for outstanding Colonial Properties and Post Properties options in connection with the respective parent mergers.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership's OP Units. From time-to-time, we issue shares of MAA's common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2016, there were 117,738,615 OP Units outstanding in the Operating Partnership, of which 113,518,212 OP Units, or 96.4%, were owned by MAA and 4,220,403 OP Units, or 3.6% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of our common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2016, MAA issued a total of 22,868 shares of common stock upon redemption of OP Units.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2011 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec '11	Dec '12	Dec '13	Dec '14	Dec '15	Dec '16
MAA	$100.00	$107.84	$105.47	$135.45	$171.29	$191.15
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
FTSE NAREIT Equity REIT Index	$100.00	$118.06	$120.97	$157.43	$162.46	$176.60

Purchases of Equity Securities

The following table shows our repurchases of shares for the three-month period ended December 31, 2016:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2016 - October 31, 2016	—	$—	—	4,000,000
November 1, 2016 - November 30, 2016	—	$—	—	4,000,000
December 1, 2016 - December 31, 2016	—	$—	—	4,000,000
Total	—	$—	—	4,000,000

(1)
This column reflects the number of shares of MAA's common stock that were available for purchase under the 4.0 million share repurchase program authorized by MAA's Board of Directors on December 8, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth selected financial data on a historical basis for MAA and the Operating Partnership. As previously discussed, the consolidated assets, liabilities, and results of operations of Post Properties are included in MAA's selected financial data from the closing date of the parent merger, December 1, 2016, through the end of MAA's fiscal year, December 31, 2016. Likewise, the consolidated assets, liabilities, and results of operations of Post LP are included in the Operating Partnership's selected financial data from the closing date of the partnership merger, December 1, 2016, through the end of the Operating Partnership's fiscal year, December 31, 2016. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Total operating revenues	$1,125,348	$1,042,779	$992,332	$635,490	$475,888
Expenses:
Property operating expenses	423,356	400,645	393,348	253,633	194,149
Depreciation and amortization	322,958	294,520	301,812	186,979	121,211
Acquisition expenses	2,928	2,777	2,388	1,393	1,581
Property management and general and administrative expenses	63,133	56,706	53,004	38,652	35,043
Merger related expenses	39,033	—	3,152	32,403	—
Integration related expenses	1,790	—	8,395	5,102	—
Income from continuing operations before non-operating items	272,150	288,131	230,233	117,328	123,904
Interest and other non-property income (expense)	724	(368)	770	466	430
Interest expense	(129,947)	(122,344)	(123,953)	(78,978)	(61,489)
Loss on debt extinguishment	(83)	(3,602)	(2,586)	(426)	(654)
Net casualty gain (loss) after insurance and other settlement proceeds	448	473	(476)	(143)	(6)
Gain on sale of depreciable real estate assets	80,397	189,958	42,649	—	—
Gain on sale of non-depreciable real estate assets	2,171	172	350	—	45
Income before income tax expense	225,860	352,420	146,987	38,247	62,230
Income tax expense	(1,699)	(1,673)	(2,050)	(893)	(803)
Income from continuing operations before joint venture activity	224,161	350,747	144,937	37,354	61,427
Gain (loss) from real estate joint ventures	241	(2)	6,009	338	(223)
Income from continuing operations	224,402	350,745	150,946	37,692	61,204
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	—	—	(63)	4,743	6,986
Gain on sale of discontinued operations	—	—	5,394	76,844	41,635
Net income	224,402	350,745	156,277	119,279	109,825
Net income attributable to noncontrolling interests	12,180	18,458	8,297	3,998	4,602
Dividends to MAA Series I preferred shareholders	307	—	—	—	—
Net income available for MAA common shareholders	$211,915	$332,287	$147,980	$115,281	$105,223

Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	78,502	75,176	74,982	50,677	41,039
Effect of dilutive stock options and partnership units (1)	298	—	—	2,439	1,898
Diluted	78,800	75,176	74,982	53,116	42,937

Calculation of Earnings per share - basic:
Income from continuing operations, adjusted	$211,343	$331,515	$142,655	$36,504	$58,737
Income from discontinued operations, adjusted	—	—	5,037	78,669	46,392
Net income attributable to common shareholders, adjusted	$211,343	$331,515	$147,692	$115,173	$105,129

Earnings per share - basic:
Income from continuing operations available for common shareholders	$2.69	$4.41	$1.90	$0.72	$1.43
Discontinued property operations	—	—	0.07	1.55	1.13
Net income available for common shareholders	$2.69	$4.41	$1.97	$2.27	$2.56

Calculation of Earnings per share - diluted:
Income from continuing operations, adjusted	$211,915	$331,515	$142,655	$37,692	$61,204
Income from discontinued operations, adjusted	—	—	5,037	81,587	48,621
Net income attributable to common shareholders, adjusted	$211,915	$331,515	$147,692	$119,279	$109,825

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$2.69	$4.41	$1.90	$0.71	$1.43
Discontinued property operations	—	—	0.07	1.54	1.13
Net income available for common shareholders	$2.69	$4.41	$1.97	$2.25	$2.56

Dividends declared (2)	$3.330	$3.130	$2.960	$2.815	$2.675

Balance Sheet Data:
Real estate owned, at cost	$13,016,663	$8,217,579	$8,071,187	$7,694,618	$3,734,544
Real estate assets, net	$11,341,862	$6,718,366	$6,697,508	$6,556,303	$2,694,071
Total assets	$11,604,491	$6,847,781	$6,821,778	$6,835,012	$2,745,292
Total debt	$4,499,712	$3,427,568	$3,512,699	$3,463,239	$1,668,072
Noncontrolling interest	$238,282	$165,726	$161,287	$166,726	$31,058
Total MAA shareholders' equity and redeemable stock	$6,413,892	$3,000,347	$2,896,435	$2,951,861	$918,765

Other Data (at end of period):
Market capitalization (shares and units) (3)	$11,528,965	$7,225,894	$5,933,985	$4,801,990	$2,852,113
Ratio of total debt to total capitalization (4)	28.1%	32.2%	37.3%	42.0%	37.0%
Number of communities, including joint venture ownership interest (5)	303	254	268	275	166
Number of apartment units, including joint venture ownership interest (5)	99,393	79,496	82,316	83,641	49,591

(1) See Earnings per common share of MAA note in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 3 of this Annual Report on Form 10-K.
(2) Beginning in 2006, at their regularly scheduled meetings, our Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year. As a result of the Merger, our Board of Directors will routinely declare a quarterly dividend with respect to the MAA Series I preferred stock
(3) Market capitalization includes all shares of common stock, regardless of classification on the balance sheet, as well as partnership units (value based on common stock equivalency).
(4) Total capitalization is market capitalization plus total debt.
(5) Property and apartment unit totals have not been adjusted to exclude properties held for sale.

Mid-America Apartments, L.P.
Selected Financial Data
(Dollars in thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Total operating revenues	$1,125,348	$1,042,779	$992,332	$635,490	$475,888
Expenses:
Property operating expenses	423,356	400,645	393,348	253,633	194,149
Depreciation and amortization	322,958	294,520	301,812	186,979	121,211
Acquisition expenses	2,928	2,777	2,388	1,393	1,581
Property management and general and administrative expenses	63,133	56,706	53,004	38,652	35,043
Merger related expenses	39,033	—	3,152	32,403	—
Integration related expenses	1,790	—	8,395	5,102	—
Income from continuing operations before non-operating items	272,150	288,131	230,233	117,328	123,904
Interest and other non-property income (expense)	724	(368)	770	466	430
Interest expense	(129,947)	(122,344)	(123,953)	(78,978)	(61,489)
Loss on debt extinguishment	(83)	(3,602)	(2,586)	(426)	(654)
Net casualty gain (loss) after insurance and other settlement proceeds	448	473	(476)	(143)	(6)
Gain on sale of depreciable real estate assets	80,397	189,958	42,649	—	—
Gain on sale of non-depreciable real estate assets	2,171	172	350	—	45
Income before income tax expense	225,860	352,420	146,987	38,247	62,230
Income tax expense	(1,699)	(1,673)	(2,050)	(893)	(803)
Income from continuing operations before joint venture activity	224,161	350,747	144,937	37,354	61,427
Gain (loss) from real estate joint ventures	241	(2)	6,009	338	(223)
Income from continuing operations	224,402	350,745	150,946	37,692	61,204
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	—	—	(63)	4,332	6,201
Gain on sale of discontinued operations	—	—	5,394	65,520	41,635
Dividends to MAA Series I preferred shareholders	307	—	—	—	—
Net income available for Mid-America Apartments, L.P. common unitholders	$224,095	$350,745	$156,277	$107,544	$109,040

Per Unit Data:
Weighted average units outstanding (in thousands):
Basic	82,661	79,361	79,188	53,075	42,911
Effect of dilutive stock options and partnership units (1)	298	—	—	88	64
Diluted	82,959	79,361	79,188	53,163	42,975

Calculation of Earnings per unit - basic:
Income from continuing operations, adjusted	$223,521	$349,973	$150,668	$37,659	$61,151
Income from discontinued operations, adjusted	—	—	5,321	69,790	47,795
Net income available for common unitholders	$223,521	$349,973	$155,989	$107,449	$108,946

Earnings per unit - basic:
Income from continuing operations available for common unitholders	$2.70	$4.41	$1.90	$0.71	$1.43
Income from discontinued property operations available for common unitholders	—	—	0.07	1.31	1.11
Net income available for common unitholders	$2.70	$4.41	$1.97	$2.02	$2.54

Calculation of Earnings per unit - diluted:
Income from continuing operations, adjusted	$224,095	$349,973	$150,668	$37,692	$61,204
Income from discontinued operations, adjusted	—	—	5,321	69,852	47,836
Net income available for common unitholders	$224,095	$349,973	$155,989	$107,544	$109,040

Earnings per unit - diluted:
Income from continuing operations available for common unitholders	$2.70	$4.41	$1.90	$0.71	$1.43
Discontinued property operations	—	—	0.07	1.31	1.11
Net income available for common unitholders	$2.70	$4.41	$1.97	$2.02	$2.54

Distributions declared, per unit (2)	$3.3300	$3.1300	$2.9600	$2.8150	$2.6750

Balance Sheet Data:
Real estate owned, at cost	$13,016,663	$8,217,579	$8,071,187	$7,694,618	$3,721,028
Real estate assets, net	$11,341,862	$6,718,366	$6,697,508	$6,556,303	$2,688,549
Total assets	$11,604,491	$6,847,781	$6,821,778	$6,835,012	$2,739,502
Total debt	$4,499,712	$3,427,568	$3,512,699	$3,463,239	$1,668,072
Total Operating Partnership capital and
redeemable units	$6,649,849	$3,166,054	$3,057,703	$3,118,568	$943,720

Other Data (at end of period):
Number of communities, including joint venture ownership interest (3)	303	254	268	275	165
Number of apartment units, including joint venture ownership interest (3)	99,393	79,496	82,316	83,641	49,335

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.4% limited partner interest as of December 31, 2016. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries. This discussion should be read in conjunction with all of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Acquisition of real estate assets

We account for our acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and furniture, fixtures and equipment, and identified intangible assets, consisting of the value of in-place leases and other contracts. In calculating the fair value of acquired tangible assets, management uses stabilized net operating income (NOI) and market specific capitalization and discount rates. Management analyzed historical stabilized NOI to determine its estimate for forecasted NOI. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similar sized markets. Although management's estimates of the fair value of acquired tangible assets have been materially accurate in the past, additional information becoming available could lead to the modification of the initial fair value calculation and purchase price allocation. Subsequent adjustments made to the purchase price allocation, if any, would be made within the allocation period, which typically does not exceed one year.

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets and evaluate our goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. If impairment indicators exist for a long-lived asset, management compares the carrying amount of the asset to an estimate of the undiscounted future cash flows expected to be generated by the asset. Management estimates future cash flows by analyzing historical cash flows generated by the asset. If impairment indicators exist for goodwill, management compares the carrying amount of the asset to an estimate of the implied fair value of the asset. Management calculates the fair value of the asset by dividing historical operating cash flows by a market capitalization rate. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets. No impairment losses have been recognized during the years ended December 31, 2016, 2015, and 2014.

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

Loss contingencies

The outcomes of claims, disputes and legal proceedings are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, then we do not accrue the loss. However, for material loss contingencies, if the unrecorded loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If we cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2016

As noted earlier, on December 1, 2016, we consummated the Merger and acquired all of Post Properties' net assets. As a result of the Merger, the results of operations for 2016 include 12 months of results for MAA and one month of results for Post Properties. Our December 31, 2016 balance sheet includes the combined assets and liabilities of MAA and Post Properties. All properties acquired from Post Properties have been placed in our "non-same store and other" operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months.

We experienced a decrease in income from continuing operations in 2016 despite increases in revenues outpacing increases in property operating expenses due to lower gain on sale of depreciable real estate assets and increased merger and integration costs. The increases in revenues came from a 4.9% increase in our large market same store segment, a 3.1% increase in our secondary market same store segment and a 41.7% increase in our non-same store and other segment, which was primarily a result of the Merger. The increase in property operating expenses came from a 3.2% increase in our large market same store segment, a 2.0% increase in our secondary market same store segment and a 30.7% increase in our non-same store and other segment, which was primarily the result of the Merger. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. Additional information regarding the composition of operating segments is included in the notes to the consolidated financial statements, Note 16 - Segment Information. The drivers of these increases are discussed below in the results of operations section.

We have grown externally during the past three years by following our acquisition strategy to invest in large and mid-sized growing markets in the Southeast and Southwest region of the United States. Apart from the Merger, we acquired four apartment communities for our portfolio in 2014, seven in 2015 and five in 2016. Offsetting some of this increased revenue stream were four apartment community dispositions in 2014, twenty-one in 2015, and twelve in 2016.

The following table shows our apartment real estate assets as of December 31, 2016, 2015, and 2014:

	2016	2015	2014
Properties	303	254	268
Units(1)	99,393	79,496	82,316
Development Units	2,816	748	514
Average Effective Monthly Rent/Unit, excluding lease-up and development	$1,154	$1,006	$948
Average Physical Occupancy	95.9%	95.6%	94.1%

(1) includes units owned by nonconsolidated joint venture

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

RESULTS OF OPERATIONS

As a result of the Merger, the results of operations for 2016 include twelve months of results for MAA and one month of results for Post Properties. Our December 31, 2016 balance sheet includes the combined assets and liabilities of MAA and Post Properties.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Property Revenues

The following table shows our property revenues by segment for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Increase	Percentage Increase
Large Market Same Store	$642,679	$612,934	$29,745	4.9%
Secondary Market Same Store	337,883	327,700	10,183	3.1%
Same Store Portfolio	980,562	940,634	39,928	4.2%
Non-Same Store and Other	144,786	102,145	42,641	41.7%
Total	$1,125,348	$1,042,779	$82,569	7.9%

The increase in property revenues from our same store portfolio is primarily a result of increased effective rental revenue per occupied unit of 4.9% and 2.9% for our large and secondary markets, respectively. The increase in property revenues from our non-same store and other portfolio is primarily the result of the Merger, which we classified as non-same store. See discussion of our segment classification methodology at Note 16 (Segment Information).

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment excluding depreciation and amortization for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Increase	Percentage Increase
Large Market Same Store	$243,392	$235,909	$7,483	3.2%
Secondary Market Same Store	125,830	123,318	2,512	2.0%
Same Store Portfolio	369,222	359,227	9,995	2.8%
Non-Same Store and Other	54,134	41,418	12,716	30.7%
Total	$423,356	$400,645	$22,711	5.7%

The increase in property operating expenses from our large market same store group is primarily the result of increases in real estate taxes of $5.3 million, personnel expenses of $1.5 million, and utilities expenses of $1.2 million. The increase in our large market same store operating expenses was slightly offset by a decrease in insurance expense of $0.5 million. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes of $1.3 million, personnel expenses of $0.6 million, and utilities expenses of $0.5 million. The increase in property operating expenses from our non-same store and other portfolio is primarily the result of the Merger, which we classified as non-same store. See discussion of our segment classification methodology at Note 16 (Segment Information).

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Increase	Percentage Increase
Large Market Same Store	$183,131	$176,253	$6,878	3.9%
Secondary Market Same Store	89,031	85,799	3,232	3.8%
Same Store Portfolio	272,162	262,052	10,110	3.9%
Non-Same Store and Other	50,796	32,468	18,328	56.4%
Total	$322,958	$294,520	$28,438	9.7%

The increase in depreciation and amortization expense of $28.4 million is primarily driven by depreciation expense of $17.4 million related to the Merger. Additionally, the amortization of fair market value of in-place leases began in December of 2016 totaling $4.9 million for the year ended December 31, 2016.

Merger and Integration Costs

Merger related expenses for the acquisition of Post Properties were approximately $39.0 million for the year ended December 31, 2016. We also incurred integration related expenses of approximately $1.8 million for the year ended December 31, 2016. These expenses primarily consisted of legal, management salaries, and professional fees. There were no merger or integration related expenses for the year ended December 31, 2015 because no merger occurred in that year and the expenses associated with our merger with Colonial Properties Trust, or Colonial, had already been incurred.

Interest Expense

Interest expense for the year ended December 31, 2016 was approximately $129.9 million, an increase of $7.6 million from the year ended December 31, 2015. The increase was due in part to decreased amortization of fair market value of debt adjustments related to debt acquired and increased interest rates towards the end of 2016. Additionally, we assumed several loans through the acquisition of Post Properties, including a secured loan with a face value of $186.0 million and two unsecured loans with face values of $150.0 million and $250.0 million.

Loss on Debt Extinguishment

Loss on debt extinguishment was approximately $83,000 for the year ended December 31, 2016. For the year ended December 31, 2015, we recorded a loss of $3.6 million. The decrease of $3.5 million was due primarily to the removal of properties from a secured tax-free debt facility for the year ended December 31, 2015. With the exception of an $83,000 gain on extinguishment, offset by a $166,000 loss for the write-off of deferred financing costs and related fees, there was no activity for the year ended December 31, 2016.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable assets excluded from discontinued operations of $80.4 million for the year ended December 31, 2016, a decrease of approximately $109.6 million from the $190.0 million gain on sale of depreciable assets recorded for the year ended December 31, 2015. The decrease was primarily the result of a decline in disposition activity year over year. Dispositions decreased from twenty-one multifamily properties for the year ended December 31, 2015, to twelve multifamily properties for the year ended December 31, 2016.

Dispositions of Non-Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of non-depreciable assets excluded from discontinued operations of approximately $2.2 million for the year ended December 31, 2016, an increase of $2.0 million from the year ended December 31, 2015. The increase in gain on sale can be attributed to the rise in non-depreciable asset distributions year over year. Dispositions increased from one property for the year ended December 31, 2015, to four properties for the year ended December 31, 2016.

Preferred Dividends Distributed

As a result of the Merger, for the year ended December 31, 2016 we recorded a dividend distribution to shareholders of preferred stock of $307,000. As there were no MAA Series I preferred shares issued and outstanding as of the year ended December 31, 2015, we did not record a dividend distribution.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

The comparison of the year ended December 31, 2015 to the year ended December 31, 2014 shows the segment break down based on the 2015 same store portfolios. A comparison using the 2016 same store portfolio would not be comparative due to the nature of the classifications.

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

Property Operating Expenses

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses excluding depreciation and amortization by segment for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$226,611	$218,784	$7,827	3.6%
Secondary Market Same Store	123,782	119,934	3,848	3.2%
Same Store Portfolio	350,393	338,718	11,675	3.4%
Non-Same Store and Other	50,252	54,630	(4,378)	(8.0)%
Total	$400,645	$393,348	$7,297	1.9%

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

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Decrease	Percentage Decrease
Large Market Same Store	$168,872	$174,957	$(6,085)	(3.5)%
Secondary Market Same Store	85,008	86,058	(1,050)	(1.2)%
Same Store Portfolio	253,880	261,015	(7,135)	(2.7)%
Non-Same Store and Other	40,640	40,797	(157)	(0.4)%
Total	$294,520	$301,812	$(7,292)	(2.4)%

The decrease in depreciation and amortization expense is primarily due to a decrease of $19.4 million related to the amortization of the fair value of in-place leases and resident relationships acquired as a result of the merger with Colonial from the year ended December 31, 2014 to the year ended December 31, 2015. This decrease was partially offset by an increase in depreciation expense of $11.7 million driven by an increase in gross real estate assets from the year ended December 31, 2014 to the year ended December 31, 2015.

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

General and Administrative Expenses

General and Administrative expenses for the year ended December 31, 2015 was approximately $25.7 million, an increase of $4.8 million from the year ended December 31, 2014. The majority of the increase was related to increases in legal fees of $2.7 million and stock option expenses of $1.6 million.

Merger and Integration Related Expenses

There were no merger or integration related expenses for the year ended December 31, 2015. For the year ended December 31, 2014, merger and integration related expenses were approximately $3.2 million and $8.4 million, respectively. These expenses related primarily to severance, legal, professional, temporary systems, staffing, and facilities costs incurred for the acquisition and integration of Colonial.

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

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable assets excluded from discontinued operations of $190.0 million for the year ended December 31, 2015, an increase of approximately $147.3 million from the $42.6 million gain on sale of depreciable assets recorded for the year ended December 31, 2014. The increase was primarily the result of increased disposition activity. Dispositions increased from eight multifamily properties for the year ended December 31, 2014, to twenty-one multifamily properties for the year ended December 31, 2015.

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

Discontinued Operations

We recorded a gain on sale of discontinued operations of $5.4 million for the year ended December 31, 2014. We did not record a gain or loss on sale of discontinued operations during the year ended December 31, 2015, due the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which resulted in dispositions being included in the gain on sale of depreciable real estate assets excluded from discontinued operations and is discussed further below.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2015 was approximately $18.5 million, an increase of $10.2 million from the year ended December 31, 2014. This increase is consistent with the increase to overall net income and is primarily a result of the items discussed above.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $184.3 million in the year ended December 31, 2015 from the year ended December 31, 2014.

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

The following table is a reconciliation of Core FFO and FFO to consolidated net income for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Net income available for MAA common shareholders	$211,915	$332,287	$147,980
Depreciation and amortization of real estate assets	319,528	291,572	299,421
Depreciation and amortization of real estate assets of discontinued operations	—	—	42
Gain on sales of discontinued operations	—	—	(5,394)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(80,397)	(189,958)	(42,649)
Loss (gain) on disposition within unconsolidated entities	98	(12)	(4,007)	(1)
Depreciation and amortization of real estate assets of real estate joint ventures	61	25	397
Net income attributable to noncontrolling interests	12,180	18,458	8,297
Funds from operations attributable to the Company	463,385	452,372	404,087
Acquisition expenses	2,928	2,777	2,388
Merger related expenses	39,033	—	3,152
Integration related expenses	1,790	—	8,395
Gain on sale of non-depreciable real estate assets	(2,300)	(172)	(350)
Mark-to-market debt adjustment	(14,610)	(19,955)	(25,079)
Loss on debt extinguishment	83	3,602	3,126	(2)
Core funds from operations	$490,309	$438,624	$395,719

(1) Gain on disposition within unconsolidated entities excludes the promote fee recognized with the final liquidation of Mid-America Multifamily Fund II (Fund II).

(2) The loss on debt extinguishment for the year ended December 31, 2014 includes MAA's share of debt extinguishment costs incurred by our joint venture, Fund II.

FFO for the year ended December 31, 2016 increased by approximately $11.0 million from the year ended December 31, 2015 primarily as a result of the increase in property revenues of $82.6 million, which was offset by increases in merger and integration related expenses of $40.8 million, property operating expenses, excluding depreciation, of $22.7 million, property management expenses of $3.1 million, and general and administrative expenses of $3.3 million.

FFO for the year ended December 31, 2015 increased by approximately $48.3 million from the year ended December 31, 2014 primarily as a result of the increase in property revenues of $50.6 million and a decrease in merger and integration related expenses of $11.5 million, which were partially offset by increases of $7.3 million in property operating expenses and $4.8 million in general and administrative expenses.

Core FFO for the year ended December 31, 2016 increased by approximately $51.7 million from the year ended December 31, 2015 primarily as a result of the increase in total property revenues of $82.6 million, which was offset by increases in property operating expenses, excluding depreciation, of $22.7 million, property management expenses of $3.1 million, and general and administrative expenses of $3.3 million.

Core FFO for the year ended December 31, 2015 increased by approximately $42.9 million from the year ended December 31, 2014 primarily as a result of the increase in total property revenues of $50.6 million and the decrease in interest expense, excluding the mark-to-market debt adjustment, of $6.7 million, which was partially offset by the $7.3 million increase in property operating expenses and the $4.8 million in general and administrative expenses.

TRENDS

During the twelve months ended December 31, 2016, demand for apartments was strong, as it was during the twelve months ended December 31, 2015. This strength was evident on two fronts: occupancy and effective rent per unit. Same store physical occupancy ended December 2016 at a 96.6% and average physical occupancy for the same store portfolio was 96.2% for the twelve months ended December 31, 2016, up 15 basis points from the twelve months ended December 31, 2015. Same store average effective rent per unit continued to grow, up 4.2% in the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015.

An important part of our portfolio strategy is to maintain a diversity of markets, submarkets, product types and price points across the Southeast and Southwest regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including both large and select secondary markets; inner loop, suburban, and downtown/CBD locations; and various monthly rent price points will perform well in “up” cycles as well as weather “down” cycles better. As of December 31, 2016, including the impact of the Merger, we were invested in approximately 39 defined MSAs, diversified across both large markets and secondary markets, urban and suburban submarkets, and a variety of monthly rent pricing points.

According to U.S. Census Bureau data, as of November 30, 2016, multifamily permitting was down over 7% as compared to November 30, 2015.  While we believe a return to historical permitting will ultimately lead to a further increase in supply, we also believe the lack of new apartments in recent years, the current downward trend of multifamily permitting, and the demand from new households will help keep supply and demand essentially in balance in most markets. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the twelve months ended December 31, 2016, total move outs attributable to single family home rentals dropped to 7% of total move outs as compared to 8% of total move outs for the twelve months ended December 31, 2015. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to support apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy ended December 2016 strong and the average for the twelve months ended December 2016 was 15 basis points above the level we achieved in the twelve months ended December 31, 2015. As we move through the remainder of the typically slower winter leasing season and into the typically stronger spring leasing season, the current level of physical occupancy puts us in a good position to capture solid pricing in the first half of 2017.

We continue to develop improved products, operating systems and procedures that we believe enable us to capture more revenues. Benefits of improved practices such as monthly and intra-monthly lease expiration management and collections performance enable us to capture increased revenue. We continue to actively work on improving processes and products to reduce expenses. Furthermore, the Merger provides further opportunity to benefit from economies of scale and to combine best practices across the entire portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing, and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash from the year ended December 31, 2015 to the year ended December 31, 2016 due to operating, investing, and financing activities are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $484.0 million for the year ended December 31, 2016 from $463.7 million for the year ended December 31, 2015. This change was a result of various items, including higher revenues, as discussed above.

Investing Activities

Net cash used in investing activities increased to $710.5 million for the year ended December 31, 2016 from $136.2 million for the year ended December 31, 2015. The primary drivers of this change are as follows:

	Primary drivers of cash (outflow)/inflow during the year ended December 31,			Percentage Decrease in Net Cash
	2016	2015	Decrease in Net Cash
Acquisition of Post, net of cash acquired	$(427,764)	$—	$(427,764)	(100.0)%
Purchases of real estate and other assets	$(339,186)	$(328,193)	$(10,993)	(3.3)%
Proceeds from disposition of real estate assets	$296,700	$358,017	$(61,317)	(17.1)%
Funding of escrow for future acquisitions	$(58,259)	$8	$(58,267)	(100.0)%
Development	$(58,931)	$(38,730)	$(20,201)	(52.2)%

The increase in cash outflows during the year ended December 31, 2016, primarily resulted in cash proceeds, net of cash acquired, of $427.8 million being used to satisfy Post Properties' debt, at the time of the Merger and included as consideration provided for the Merger. The increase in cash outflows from purchases of real estate and other assets primarily resulted from the cost of the acquisition of five apartment communities during the year ended December 31, 2016 compared to the cost of the acquisition of seven apartment communities during the year ended December 31, 2015. The decrease in proceeds from disposition of real estate assets primarily resulted from the sale of twelve apartment communities, one commercial property, and three land parcels during the year ended December 31, 2016 compared to the sale of twenty-one apartment communities, one commercial property, and one land parcel during the year ended December 31, 2015. The decrease in cash inflows from the funding of escrow for future acquisitions resulted from the funding of one anticipated future1031(b) transactions into escrow during the year ended December 31, 2016 compared to the funding of two 1031(b) transactions during and corresponding return to cash from escrow for those transactions during the year ended December 31, 2015. The increase in cash outflows for development resulted from the timing of development spending during the year ended December 31, 2016.

Financing Activities

Net cash provided by financing activities increased to $222.4 million for the year ended December 31, 2016 from $316.6 million used in financing activities for the year ended December 31, 2015. The primary drivers of this change are as follows:

	Primary drivers of cash inflow/(outflow) during the year ended December 31,			Percentage Increase/(Decrease) in Net Cash
	2016	2015	Increase/(Decrease) in Net Cash
Net change in credit lines	$335,000	$(180,900)	$515,900	285.2%
Proceeds from notes payable	$300,000	$395,960	$(95,960)	(24.2)%
Principal payments on notes payable	$(146,026)	$(279,077)	$133,051	47.7%
Dividends paid on common shares	$(247,652)	$(232,079)	$(15,573)	(6.7)%

The increase in cash inflows related to the net change in credit lines resulted from the increase in borrowings of $335.0 million on the KeyBank Facility (as defined below) during 2016, which included $140.0 million used to pay off Post Properties' line of credit facility, compared to the net decrease of $180.1 million due to net repayments in 2015 of $105.8 million on our Fannie Mae secured credit facility and $91.1 million on our tax free secured property facility, which were partially offset by net increases on our Keybank facility of $16.0 million. The decrease in cash inflows from proceeds from notes payable is primarily due to the fact that during 2015 we issued $400 million in unsecured bonds compared to proceeds of $300 million related to the issuance of the Wells Fargo Term loan received in 2016. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $0.82 per share during the year ended December 31, 2016 from $0.77 per share during the year ended December 31, 2015.

Equity

As of December 31, 2016, MAA owned 113,518,212 OP Units, comprising a 96.4% limited partnership interest in the Operating Partnership, while the remaining 4,220,403 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered under the Securities Act the 4,220,403 shares of our common stock, which as of December 31, 2016, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If MAA issues shares of common stock upon the redemption of OP Units in the Operating Partnership, sales of substantial amounts of such shares of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for MAA common stock or may impair MAA's ability to raise capital through the sale of common stock or other equity securities.

In connection with the Merger, we issued to the then-holders of Post Properties capital stock and OP Units approximately 38.0 million shares of MAA common stock, approximately 80,000 OP Units, and approximately 868,000 MAA Series I preferred stock on December 1, 2016.

For more information regarding our equity capital resources, see Note 10 and Note 11 in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

The following schedule outlines our fixed and variable rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2016 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,128,284	2.6	3.9%
Conventional - Variable Rate - Capped (1)	50,000	1.3	1.1%
Total Fixed or Hedged Rate Maturity	$1,178,284	2.5	4.0%
Conventional - Variable Rate	110,000	0.1	1.1%
Fair Market Value Adjustments and Debt Issuance Costs	30,804
Total Secured Rate Maturity	$1,319,088	2.3	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$2,710,000	4.9	3.7%
Variable Rate	490,000	0.1	1.6%
Fair Market Value Adjustments, Debt Issuance Costs and Discounts	(19,376)
Total Unsecured Rate Maturity	$3,180,624	4.2	3.4%
TOTAL DEBT	$4,499,712	3.6	3.5%
TOTAL FIXED OR HEDGED DEBT	$3,899,712	3.6	3.8%

(1)
The effective rate represents the average rate on the underlying variable debt, unless the cap rates are reached, which average 4.5% of the London Interbank Offered Rate, or LIBOR, for conventional caps.

As of December 31, 2016, we had entered into interest rate swaps totaling a notional amount of $850.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $50.0 million as of December 31, 2016.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2016 (in thousands):

	Key Bank Unsecured	Public Bonds	Other Unsecured	Secured	Total
2017	$—	$152,338	$17,980	$110,305	$280,623
2018	—	—	300,616	169,021	469,637
2019	—	—	19,950	734,835	754,785
2020	490,000	—	149,729	166,843	806,572
2021	—	—	221,888	126,486	348,374
Thereafter	—	1,380,479	447,644	11,598	1,839,721
Total	$490,000	$1,532,817	$1,157,807	$1,319,088	$4,499,712

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2016 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged
2017	$200,623	$299,098	$499,721	3.1%	$25,000	$524,721
2018	138,945	250,692	389,637	4.0%	25,000	414,637
2019	754,785	—	754,785	5.8%	—	754,785
2020	166,843	298,944	465,787	3.3%	—	465,787
2021	199,004	—	199,004	5.2%	—	199,004
Thereafter	1,540,778	—	1,540,778	4.0%	—	1,540,778
Total	$3,000,978	$848,734	$3,849,712	4.2%	$50,000	$3,899,712

Unsecured Revolving Credit Facility

On October 15, 2015, our Operating Partnership entered into a $750.0 million unsecured revolving credit facility agreement with KeyBank National Association, KeyBank, and fourteen other banks, the KeyBank Facility. The KeyBank Facility replaced our Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. On December 1, 2016, we amended the KeyBank Facility by increasing the borrowing capacity to $1.0 billion. As of December 31, 2016, we had $490.0 million borrowed under this facility. The KeyBank Facility serves as our primary source of short-term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. The KeyBank Facility matures on April 15, 2020.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain four unsecured term loans. We had total borrowings of $850.0 million outstanding under these term loan agreements at December 31, 2016.

The $250.0 million term loan with Wells Fargo, N.A., or Wells Fargo, bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of December 31, 2016, this loan was bearing interest at a rate of LIBOR plus 0.98%.

The $150.0 million term loan with U.S. Bank National Association, or U.S. Bank, bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2020. As of December 31, 2016, this loan was bearing interest at a rate of LIBOR plus 0.98%.

The $150.0 million term loan with Key Bank bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of December 31, 2016, this loan was bearing interest at a rate of LIBOR plus 0.95%.

The $300.0 million term loan with Wells Fargo bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2022. As of December 31, 2016, this loan was bearing interest at a rate of LIBOR plus 0.95%.

Senior Unsecured Notes

We have also issued public and private unsecured notes.  As of December 31, 2016, we have approximately $1.6 billion of publicly issued bonds and $310.0 million of unsecured notes issued in two private placements.  In October 2013 we issued $350.0 million senior notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15.   In June 2014 we issued $400.0 million senior notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15.  In November 2015 we issued $400.0 million senior notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. We also assumed two senior notes totaling $400.0 million as a result of the Post merger. One senior note assumed as a result of the Merger has a face value of $250.0 million, is due 2022, and has a coupon of 3.38% paid semi-annually on June 1 and December 1. The other senior note assumed as a result of the Merger has a face value of $150.0 million, is due 2018, and has a coupon of 4.75% paid semi-annually on April 15 and October 15. As of December 31, 2016, all of these amounts remained outstanding.

On July 29, 2011, we issued $135.0 million of senior unsecured notes. The notes were offered in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which is outstanding at December 31, 2016.

On August 31, 2012, we issued $175.0 million of senior unsecured notes. The notes were offered in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024, all of which is outstanding at December 31, 2016.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to ten years in maturity. As of December 31, 2016, we have $1.1 billion of secured property mortgages.

Secured Credit Facility

Approximately 3.6% of our outstanding obligations at December 31, 2016 were borrowed through a credit facility credit enhanced by Fannie Mae, which we also refer to as the Fannie Mae Facility. The Fannie Mae Facility has a line limit of $160.0 million, of which $160.0 million was collateralized, available to borrow, and borrowed, at December 31, 2016. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2017 through 2018.

For more information regarding our debt capital resources, see Note 6 to the audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K.

Contractual Obligations

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of December 31, 2016 (dollars in thousands):

Contractual Obligations (1)	2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt Obligations (2)	$289,666	$476,449	$726,473	$798,281	$342,903	$1,854,512	$4,488,284
Fixed Rate or Swapped Interest (3)	150,588	129,516	91,826	76,204	67,854	140,924	656,912
Purchase Obligations (4)	1,901	542	—	—	—	—	2,443
Operating Lease Obligations (5)	836	703	687	707	719	63,600	67,252
Total	$442,991	$607,210	$818,986	$875,192	$411,476	$2,059,036	$5,214,891

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments gross of discounts, debt issuance costs and fair market value adjustments of debt assumed.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
(4) Represents development fees.
(5) Primarily comprised of a ground lease underlying one apartment community owned by the Company.

Off-Balance Sheet Arrangements

At December 31, 2016, and 2015, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2016, we had a 35% ownership interest in the Post Massachusetts Avenue joint venture, which consists of 269 units. Our investment in this real estate joint ventures is unconsolidated and is recorded using the equity method for the joint ventures in which we do not have a controlling interest.

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

INSURANCE

We renegotiated our primary insurance programs effective July 1, 2016. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

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
This ASU is effective for annual periods ending after December 15, 2015. We adopted this ASU effective January 1, 2016.
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

ASU 2015-16 , Simplifying the Accounting for Measurement -Period Adjustments
This ASU was issued to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.
This ASU is effective for annual periods ending after December 15, 2015. We adopted this ASU effective January 1, 2016.
Adoption of this ASU did not have a significant impact on our consolidated financial statements; however, as noted in Note 2, Business Combinations, we will continue to monitor these adjustments related to the Post Merger as the measurement period remains open for twelve months following the 12/1/16 Merger date.

ASU 2014-16 - Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
This ASU clarifies how U.S. GAAP should be applied in determining whether the nature of a host contract in a hybrid financial instrument that is issued in the form of a share is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract.

This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after 15 December 2015. We adopted this ASU effective January 1, 2016.
Upon initial adoption on January 1, 2016, this ASU did not have an impact on our consolidated financial statements and disclosures. However, as a result of the issuance of the MAA Series I preferred stock resulting from the merger on December 1, 2016, we identified a redemption feature embedded in this preferred stock and determined that we were required to bifurcate the value associated with this feature from its host instrument, the preferred shares, and account for it as a freestanding derivative on the balance sheet at fair value as a result of the call option in accordance with this guidance in ASC 815. (See Note 7 and 8 for details and referenced impact to our consolidated financial statements and disclosures).

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
	This ASU is effective for annual periods ending after December 15, 2016. We adopted this guidance on December 31, 2016.	We adopted this guidance on December 31, 2016, and the adoption of this guidance did not have an impact to the consolidated financial statements or material impact on our disclosures.
ASU 2014-09, Revenue from Contracts with Customers
This ASU establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services as outlined in a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Income from lease contracts is specifically excluded from this ASU.

This ASU is effective for annual reporting periods beginning after December 15, 2017, as a result of a deferral of the effective date arising from the issuance of ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early adoption is permitted.

The amendments may be applied using the full retrospective transition method resulting in adjustments to each prior period presented as of the date of initial application or by using the modified retrospective transition method with a cumulative effect recognized as of the date of initial application. We currently expect to adopt ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. We have identified our revenue streams and are in the process of evaluating the impact on our consolidated financial statements and internal accounting processes; however, the majority of our revenue is derived from real estate lease contracts.

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

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)
This ASU clarifies how several specific cash receipts and cash payments are to be presented and classified on the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration made after a business combination, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of predominance principle.
This ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.
Each amendment in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We expect to adopt ASU 2016-15 as of January 1, 2018, and we are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption.

ASU 2016-18, Statement of Cash Flows (Topic 230):Restricted Cash (A Consensus of the FASB Emerging Issues Task Force)	This ASU requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows.	This ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.
The update should be applied retrospectively to each period presented. We expect to adopt ASU 2016-15 as of January 1, 2018. We currently report the change in restricted cash within the investing activities in our consolidated statement of cash flows. If we were to early adopt in 2017, cash and cash equivalents reported in our consolidated statements of cash flows would increase by approximately $88.3 million and $26.1 million in 2016 and 2015, respectively, to reflect the restricted cash balances. Additionally, net cash used in investing activities would increase by $58.3 million in 2016 and decrease by $8 thousand in 2015.

ASU 2017-01, Clarifying the Definition of a Business (Topic 805)	This ASU clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.	This ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.
The update should be applied prospectively. We adopted ASU 2017-01 as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At December 31, 2016, 28.1% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our credit facilities, or tranches thereof, mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At December 31, 2016, approximately 86.7% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

	2017	2018	2019	2020	2021	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate	$223,625	$157,129	$726,378	$155,600	$190,171	$1,548,075	$3,000,978	$3,127,719
Average interest rate	4.41%	4.04%	4.28%	4.41%	5.21%	3.93%	4.16%
Variable Rate (1)	$80,010	$329,825	$(457)	$639,624	$149,770	$299,966	$1,498,738	$1,511,286
Average interest rate	1.08%	1.47%	1.57%	1.63%	1.57%	1.57%	1.55%
Interest Rate Swaps
Variable to Fixed	$300,000	$250,000	$—	$300,000	$—	$—	$850,000	$(5,198)
Average Pay Rate	1.08%	2.00%	—%	—%	—%	—%	1.68%
Interest Rate Cap
Variable to Fixed	$25,000	$25,000	$—	$—	$—	$—	$50,000	$—
Average Pay Rate	4.50%	4.50%	—%	—%	—%	—%	4.50%

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Mid-America Apartment Communities, Inc.

(a)  Evaluation of Disclosure Controls and Procedures:

MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of December 31, 2016 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting:

Management's report on MAA's internal control over financial reporting is presented on page F-1 of this Annual Report on Form 10-K. Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an report on MAA’s internal control over financial reporting, which is included herein.

(c)   Changes in Internal Control over Financial Reporting:

There was no change to MAA’s internal control over financial reporting identified in connection with the evaluation by MAA’s management referred to above that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a)  Evaluation of Disclosure Controls and Procedures:

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2016 pursuant to Exchange Act Rule  15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting:

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 15d-15(f) under the Exchange Act. Management of the Operating Partnership, with the participation the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on its evaluation under the framework in Internal Control - Integrated Framework, management of the Operating Partnership concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2016.

(c)   Changes in Internal Control over Financial Reporting:

There was no change to the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation by the Operating Partnership’s management referred to above that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in MAA's 2017 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, which can be found on our website at http://www.maac.com, on the For Investors page in the "Governance Documents" section under "Corporate Overview". We will provide a copy of this document to any person, without charge, upon request, by writing to the Legal Department at MAA, 6584 Poplar Avenue, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at the address and the locations specified above. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in MAA's 2017 Proxy Statement in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in MAA's 2017 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in MAA's 2017 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in MAA's 2017 Proxy Statement in the section entitled “Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Management’s Report on Internal Control Over Financial Reporting	F – 1
	Reports of Independent Registered Public Accounting Firm	F – 2

Financial Statements of Mid-America Apartment Communities, Inc.:
	Consolidated Balance Sheets as of December 31, 2016, and 2015	F – 5
	Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	F – 6
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	F – 7
	Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014	F – 8
	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	F – 9

Financial Statements of Mid-America Apartments, L.P.:
	Consolidated Balance Sheets as of December 31, 2016, and 2015	F-10
	Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	F-11
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	F-12
	Consolidated Statements of Changes in Capital for the years ended December 31, 2016, 2015, and 2014	F-13
	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	F-14

	Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015, and 2014	F-15

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2016	F – 53

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Martha Merger Sub, L.P., Colonial Properties Trust, and Colonial Realty Limited Partnership, dated as of June 3, 2013 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference).

2.2
Agreement and Plan of Merger by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc., Post GP Holdings, Inc., and Post Apartment Homes, L.P., dated as of August 15, 2016 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference).

3.1	Composite Charter of Mid-America Apartment Communities, Inc.
3.2
Third Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of December 3, 2013 (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2013 and incorporated herein by reference).

3.3
Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference).

3.4
Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference).

3.5
First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference).

4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
4.2
Form of 8.50% Series I Cumulative Redeemable Preferred Stock Certificate (Filed as Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-213591) filed on September 28, 2016 and incorporated herein by reference).

4.3
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

4.5
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

4.7	Form of 6.05% Senior Note due 2016 (Included in Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).
4.8
Second Supplemental Indenture, dated as of June 13, 2014, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 3.7500% Senior Notes due 2024 (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 13, 2014 and incorporated herein by reference).

4.9
Third Supplemental Indenture, dated as of November 9, 2015, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 4.000% Senior Notes due 2025 (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 9, 2015 and incorporated herein by reference).

4.10
Indenture between Post Properties, Inc. and SunTrust Bank, as Trustee (Filed as Exhibit 4.1 to Post Properties’ Registration Statement on Form S-3 (File No. 333-42884), and incorporated herein by reference).

4.11
First Supplemental Indenture to the Indenture between the Post Apartment Homes, L.P., and SunTrust Bank, as Trustee (Filed as Exhibit 4.2 to Post Properties’ Registration Statement on Form S-3ASR (File No. 333-139581) and incorporated herein by reference).

4.12	Form of Post Apartment Homes, L.P. 4.75% Note due 2017 (Filed as Exhibit 4.1 to Post Properties’ Current Report on Form 8-K filed October 18, 2010 and incorporated herein by reference).
4.13	Form of Post Apartment Homes, L.P. 3.375% Note due 2022 (Filed as Exhibit 4.1 to Post Properties’ Current Report on Form 8-K filed November 7, 2012 and incorporated herein by reference).
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

10.6†
Employment Agreement between the Registrant and H. Eric Bolton, Jr., dated March 24, 2015 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2015 and incorporated herein by reference).

10.7†
Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective November 20, 2010 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference).

10.8†
Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix B to the Registrant’s Definitive Proxy Statement filed on April 16, 2014 and incorporated herein by reference).

10.9†
Form of Non-Qualified Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference).

10.10†
Form of Restricted Stock Award Agreement under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015 and incorporated herein by reference).

10.11†
Form of Incentive Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference).

10.12
MAA Non-Qualified Deferred Executive Compensation Retirement Plan Amended and Restated Effective January 1, 2016 (Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference).

10.13†	Form of Change in Control and Termination Agreement (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).
10.14
Second Amended and Restated Credit Agreement, dated as of October 15, 2015, by and among Mid-America Apartments, L.P., KeyBank National Association and the other lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015 and incorporated by reference herein).

10.15
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 1, 2016, by and among Mid-America Apartments, L.P., KeyBank National Association and the other lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 and incorporated by reference herein).

10.16†	Mid-America Apartment Communities, Inc. Indemnification Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 and incorporated by reference herein).
10.17
Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 9, 2016 and incorporated herein by reference).

11	Statement re: computation of per share earnings (included within this Annual Report on Form 10-K).
12.1[1]	Statement re: computation of fixed charge coverage ratio for MAA
12.2	Statement re: computation of fixed charge coverage ratio for MAALP
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP
31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	MAA LP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	MAA LP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	MAA LP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	MAA LP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s and MAA LP's Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on February 24, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements (Unaudited).

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
ITEM 16. SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 24, 2017	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2017	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2017	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 24, 2017	/s/ Russell R. French
Russell R. French Director

Date:	February 24, 2017	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 24, 2017	/s/ Toni Jennings
Toni Jennings Director

Date:	February 24, 2017	/s/ James K. Lowder
James K. Lowder Director

Date:	February 24, 2017	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 27, 2017	/s/ Monica McGurk
Monica McGurk Director

Date:	February 24, 2017	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 24, 2017	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 24, 2017	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 24, 2017	/s/ William B. Sansom
William B. Sansom Director

Date:	February 24, 2017	/s/ Gary Shorb
Gary Shorb Director

Date:	February 24, 2017	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 24, 2017	/s/ H. Eric Bolton, Jr.
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

Date:	February 24, 2017	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2017	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 24, 2017	/s/ Russell R. French
Russell R. French Director

Date:	February 24, 2017	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 24, 2017	/s/ Toni Jennings
Toni Jennings Director

Date:	February 24, 2017	/s/ James K. Lowder
James K. Lowder Director

Date:	February 24, 2017	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 27, 2017	/s/ Monica McGurk
Monica McGurk Director

Date:	February 24, 2017	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 24, 2017	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 24, 2017	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 24, 2017	/s/ William B. Sansom
William B. Sansom Director

Date:	February 24, 2017	/s/ Gary Shorb
Gary Shorb Director

Date:	February 24, 2017	/s/ David P. Stockert
David P. Stockert Director

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

Management conducted an assessment of MAA’s internal control over financial reporting as of December 31, 2016 using the framework specified in Internal Control - Integrated Framework (2013 framework), published by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts included all of our operations other than those that we acquired in the December 1, 2016 merger with Post Properties, Inc. In accordance with the SEC's published guidance, because we acquired these operations during our fiscal year, we excluded these operations from our efforts to comply with Section 404 of the Sarbanes-Oxley Act. Total assets as of December 31, 2016 and total revenues for the year ended December 31, 2016 related to the Post Properties operations were $4.7 billion and $33.5 million respectively. SEC rules require that we complete our assessment of the internal controls over financial reporting of the Post Properties operations within one year after the date of the acquisition. Based on such assessment, management has concluded that MAA’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of MAA’s internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented herein.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2017

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Partners
Mid-America Apartments, L.P.

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartments, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Partnership changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2017

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Post Properties, Inc., which is included in the 2016 consolidated financial statements of Mid-America Apartment Communities, Inc. and constituted $4.7 billion of total assets, as of December 31, 2016 and $33.5 million of revenues, for the year then ended. Our audit of internal control over financial reporting of Mid-America Apartment Communities, Inc. also did not include an evaluation of the internal control over financial reporting of Post Properties, Inc.

In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016, of Mid-America Apartment Communities, Inc. and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2017

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets:
Real estate assets:
Land	$1,816,008	$926,532
Buildings and improvements	10,523,762	6,939,288
Furniture, fixtures and equipment	298,204	228,157
Development and capital improvements in progress	231,224	44,355
	12,869,198	8,138,332
Less accumulated depreciation	(1,656,071)	(1,482,368)
	11,213,127	6,655,964

Undeveloped land	71,464	51,779
Corporate properties, net	12,778	8,812
Investments in real estate joint ventures	44,493	1,811
Real estate assets, net	11,341,862	6,718,366

Cash and cash equivalents	33,536	37,559
Restricted cash	88,264	26,082
Deferred financing costs, net	5,065	5,232
Other assets	134,525	58,935
Goodwill	1,239	1,607
Total assets	$11,604,491	$6,847,781

Liabilities and equity:
Liabilities:
Unsecured notes payable	$3,180,624	$2,141,332
Secured notes payable	1,319,088	1,286,236
Accounts payable	11,970	5,922
Fair market value of interest rate swaps	7,562	10,358
Accrued expenses and other liabilities	414,244	226,237
Security deposits	18,829	11,623
Total liabilities	4,952,317	3,681,708

Redeemable common stock	10,073	8,250

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	9	—
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,518,212 and 75,408,571 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively (1)	1,133	753
Additional paid-in capital	7,109,012	3,627,074
Accumulated distributions in excess of net income	(707,479)	(634,141)
Accumulated other comprehensive income (loss)	1,144	(1,589)
Total MAA shareholders' equity	6,403,819	2,992,097
Noncontrolling interests - operating partnership units	235,976	165,726
Total Company's shareholders' equity	6,639,795	3,157,823
Noncontrolling interests - consolidated real estate entity	2,306	—
Total equity	6,642,101	3,157,823
Total liabilities and equity	$11,604,491	$6,847,781

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable common stock on the consolidated balance sheet for December 31, 2016 and December 31, 2015 are 103,578 and 90,844, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share data)

	2016	2015	2014
Operating revenues:
Rental revenues	$1,033,609	$952,196	$902,177
Other property revenues	91,739	90,583	90,001
Total property revenues	1,125,348	1,042,779	992,178
Management fee income	—	—	154
Total operating revenues	1,125,348	1,042,779	992,332
Property operating expenses:
Personnel	106,745	103,000	101,591
Building repairs and maintenance	31,296	30,524	30,715
Real estate taxes and insurance	142,784	129,618	123,419
Utilities	93,000	89,769	89,150
Landscaping	19,816	19,458	20,113
Other operating	29,715	28,276	28,360
Depreciation and amortization	322,958	294,520	301,812
Total property operating expenses	746,314	695,165	695,160
Acquisition expenses	2,928	2,777	2,388
Property management expenses	34,093	30,990	32,095
General and administrative expenses	29,040	25,716	20,909
Merger related expenses	39,033	—	3,152
Integration related expenses	1,790	—	8,395
Income from continuing operations before non-operating items	272,150	288,131	230,233
Interest and other non-property income (expense)	724	(368)	770
Interest expense	(129,947)	(122,344)	(123,953)
Loss on debt extinguishment	(83)	(3,602)	(2,586)
Net casualty gain (loss) after insurance and other settlement proceeds	448	473	(476)
Gain on sale of depreciable real estate assets excluded from discontinued operations	80,397	189,958	42,649
Gain on sale of non-depreciable real estate assets	2,171	172	350
Income before income tax expense	225,860	352,420	146,987
Income tax expense	(1,699)	(1,673)	(2,050)
Income from continuing operations before joint venture activity	224,161	350,747	144,937
Gain (loss) from real estate joint ventures	241	(2)	6,009
Income from continuing operations	224,402	350,745	150,946
Discontinued operations:
Loss from discontinued operations before gain on sale	—	—	(63)
Gain on sale of discontinued operations	—	—	5,394
Net income	224,402	350,745	156,277
Net income attributable to noncontrolling interests	12,180	18,458	8,297
Net income available for shareholders	212,222	332,287	147,980
Dividends to MAA Series I preferred shareholders	307	—	—
Net income available for MAA common shareholders	$211,915	$332,287	$147,980

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$2.69	$4.41	$1.90
Discontinued property operations	—	—	0.07
Net income available for common shareholders	$2.69	$4.41	$1.97

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$2.69	$4.41	$1.90
Discontinued property operations	—	—	0.07
Net income available for common shareholders	$2.69	$4.41	$1.97

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Consolidated net income	$224,402	$350,745	$156,277
Other Comprehensive Income:
Unrealized loss from the effective portion of derivative instruments	(1,500)	(8,306)	(12,335)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	4,364	7,064	11,785
Total Comprehensive Income	227,266	349,503	155,727
Less: comprehensive income attributable to noncontrolling interests	(12,311)	(18,393)	(8,267)
Comprehensive income attributable to MAA	$214,955	$331,110	$147,460

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Equity
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share and per unit data)

	Mid-America Apartment Communities, Inc. Shareholders							Noncontrolling Interest Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity
					Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock							Total Equity	Redeemable Stock
	Shares	Amount	Shares	Amount
EQUITY BALANCE DECEMBER 31, 2013	—	$—	74,748	$747	$3,599,549	$(653,593)	$108	$166,726	$—	$3,113,537	$5,050
Comprehensive income:
Net income attributable to controlling interest						147,980		8,297		156,277
Other comprehensive income - derivative instruments (cash flow hedges)							(520)	(30)		(550)
Issuance and registration of common shares			138	2	1,040			—		1,042	874
Shares repurchased and retired			(12)	—	(465)					(465)
Exercise of stock options			270	3	12,242					12,245
Shares issued in exchange for units			36	—	1,419			(1,419)		—
Shares issued in exchange for redeemable stock					998					998	(998)
Redeemable stock fair market value						(985)				(985)	985
Adjustment for Noncontrolling Interest Ownership in operating partnership					(144)			144		—
Amortization of unearned compensation					4,631					4,631
Dividends on common stock ($2.9600 per share)						(222,488)				(222,488)
Dividends on noncontrolling interest units ($2.9600 per unit)								(12,431)		(12,431)
EQUITY BALANCE DECEMBER 31, 2014	—	$—	75,180	$752	$3,619,270	$(729,086)	$(412)	$161,287	$—	$3,051,811	$5,911
Comprehensive income:
Net income attributable to controlling interest		—		—	—	332,287	—	18,458		350,745	—
Other comprehensive income - derivative instruments (cash flow hedges)		—		—	—	—	(1,177)	(65)		(1,242)	—
Issuance and registration of common shares		—	116	1	621	—	—	—		622	924
Shares repurchased and retired		—	(13)	—	(958)	—	—	—		(958)	—
Exercise of stock options		—	7	—	420		—	—		420	—
Shares issued in exchange for units		—	28	—	1,121	—	—	(1,121)		—	—
Redeemable stock fair market value		—		—	—	(1,415)	—	—		(1,415)	1,415
Adjustment for Noncontrolling Interest Ownership in operating partnership		—		—	(252)	—	—	252		—	—
Amortization of unearned compensation		—		—	6,852	—	—	—		6,852	—
Dividends on common stock ($3.1300 per share)		—		—	—	(235,927)	—			(235,927)	—
Dividends on noncontrolling interest units ($3.1300 per unit)		—		—	—	—	—	(13,085)		(13,085)	—
EQUITY BALANCE DECEMBER 31, 2015	—	$—	75,318	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$—	$3,157,823	$8,250
Comprehensive income:
Net income attributable to controlling interest		—				212,222		12,180		224,402
Other comprehensive income - derivative instruments (cash flow hedges)		—					2,733	131		2,864
Issuance and registration of common shares		—	38,097	380	3,406,150			72,759		3,479,289	1,240
Issuance and registration of preferred shares	868	9			64,824					64,833
Shares repurchased and retired		—	(23)	—	(2,019)					(2,019)
Shares issued in exchange for units		—	23	—	902			(902)		—
Shares issued in exchange for redeemable stock					122					122	(122)
Redeemable stock fair market value		—				(705)				(705)	705
Adjustment for Noncontrolling Interest Ownership in operating partnership		—			(192)			192		—
Amortization of unearned compensation		—			12,151					12,151
Noncontrolling interest distribution								(226)		(226)
Dividends on preferred stock						(307)				(307)
Dividends on common stock ($3.3300 per share)		—				(284,548)				(284,548)
Dividends on noncontrolling interest units ($3.3300 per unit)		—						(13,884)		(13,884)
Acquired Capital from noncontrolling interests - consolidated real estate entity									$2,306	2,306
EQUITY BALANCE DECEMBER 31, 2016	868	$9	113,415	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101	$10,073

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Consolidated net income	$224,402	$350,745	$156,277
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(150)	(1,083)	(27)
Depreciation and amortization	323,283	294,897	301,744
Stock compensation expense	11,486	6,147	4,226
Redeemable stock expense	557	924	874
Amortization of debt premium and debt issuance costs	(9,820)	(15,515)	(21,282)
(Gain) loss from investments in real estate joint ventures	(241)	6	(3,142)
(Gain) loss on debt extinguishment	(56)	2,855	2,586
Derivative interest credit	(2,806)	(2,274)	(3,084)
Settlement of forward swaps	—	(1,908)	(3,625)
Gain on sale of non-depreciable real estate assets	(2,171)	(172)	(350)
Gain on sale of depreciable real estate assets	(80,397)	(189,958)	(42,649)
Gain on sale of discontinued operations	—	—	(5,394)
Net casualty (gain) loss and other settlement proceeds	(448)	(473)	476
Changes in assets and liabilities:
Restricted cash	(315)	2,091	(8,704)
Other assets	9,822	12,475	2,013
Accounts payable	(24,232)	(2,578)	(3,348)
Accrued expenses and other	34,458	6,307	7,543
Security deposits	667	1,235	1,244
Net cash provided by operating activities	484,039	463,721	385,378
Cash flows from investing activities:
Purchases of real estate and other assets	(339,186)	(328,193)	(309,174)
Normal capital improvements	(80,392)	(88,486)	(90,201)
Construction capital and other improvements	(7,338)	(7,848)	(7,998)
Renovations to existing real estate assets	(37,316)	(30,957)	(21,089)
Development	(58,931)	(38,730)	(70,788)
Distributions from real estate joint ventures	1,999	6	15,964
Contributions to real estate joint ventures	—	(32)	—
Proceeds from disposition of real estate assets	296,700	358,017	254,638
Funding of escrow for future acquisitions	(58,259)	8	24,884
Acquisition of Post, net of cash acquired	(427,764)	—	—
Net cash used in investing activities	(710,487)	(136,215)	(203,764)
Cash flows from financing activities:
Net change in credit lines	335,000	(180,900)	(157,184)
Proceeds from notes payable	300,000	395,960	396,855
Principal payments on notes payable	(146,026)	(279,077)	(260,347)
Payment of deferred financing costs	(2,395)	(7,690)	(4,992)
Repurchase of common stock	(2,019)	(958)	(465)
Proceeds from issuances of common shares	291	622	1,042
Exercise of stock options	—	420	12,245
Dividends paid on preferred shares	(924)	—	—
Distributions to noncontrolling interests	(13,850)	(12,898)	(12,290)
Dividends paid on common shares	(247,652)	(232,079)	(219,158)
Net cash provided by (used in) financing activities	222,425	(316,600)	(244,294)
Net (decrease) increase in cash and cash equivalents	(4,023)	10,906	(62,680)
Cash and cash equivalents, beginning of period	37,559	26,653	89,333
Cash and cash equivalents, end of period	$33,536	$37,559	$26,653

Supplemental disclosure of cash flow information:
Interest paid	$144,843	$140,811	$146,202
Income taxes paid	$1,582	$2,103	$1,596
Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$902	$1,121	$1,419
Accrued construction in progress	$31,491	$5,873	$6,626
Interest capitalized	$2,073	$1,655	$1,722
Mark-to-market adjustment on derivative instruments	$5,670	$2,963	$6,159
Fair value adjustment on debt assumed	$8,864	$—	$5,284
Loan assumption	$586,744	$—	$93,049
Purchase price for Post merger	$4,006,586	$—	$—
 See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except unit data)

	December 31, 2016	December 31, 2015
Assets:
Real estate assets:
Land	$1,816,008	$926,532
Buildings and improvements	10,523,762	6,939,288
Furniture, fixtures and equipment	298,204	228,157
Development and capital improvements in progress	231,224	44,355
	12,869,198	8,138,332
Less accumulated depreciation	(1,656,071)	(1,482,368)
	11,213,127	6,655,964

Undeveloped land	71,464	51,779
Corporate properties, net	12,778	8,812
Investments in real estate joint ventures	44,493	1,811
Real estate assets, net	11,341,862	6,718,366

Cash and cash equivalents	33,536	37,559
Restricted cash	88,264	26,082
Deferred financing costs, net	5,065	5,232
Other assets	134,525	58,935
Goodwill	1,239	1,607
Total assets	$11,604,491	$6,847,781

Liabilities and Capital:
Liabilities:
Unsecured notes payable	$3,180,624	$2,141,332
Secured notes payable	1,319,088	1,286,236
Accounts payable	11,970	5,922
Fair market value of interest rate swaps	7,562	10,358
Accrued expenses and other liabilities	414,244	226,237
Security deposits	18,829	11,623
Due to general partner	19	19
Total liabilities	4,952,336	3,681,727

Redeemable common units	10,073	8,250

Operating Partnership Capital:
Preferred Units: 867,846 Preferred Units outstanding at December 31, 2016 and 0 Preferred Units outstanding at December 31, 2015.	64,833	—
Common Units:
General partner: 113,518,212 OP Units outstanding at December 31, 2016 and 75,408,571 OP Units outstanding at December 31, 2015 (1)	6,337,721	2,993,696
Limited partners: 4,220,403 OP Units outstanding at December 31, 2016 and 4,162,996 OP Units outstanding at December 31, 2015 (1)	235,976	165,726
Accumulated other comprehensive income (loss)	1,246	(1,618)
Total operating partners' capital	6,639,776	3,157,804
Noncontrolling interests - consolidated real estate entity	2,306	—
Total capital	6,642,082	3,157,804
Total liabilities and capital	$11,604,491	$6,847,781

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable common units on the consolidated balance sheet at December 31, 2016 and December 31, 2015 are 103,578 and 90,844, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Operations
Years ended December 31, 2016, 2015, and 2014
(Dollars in thousands, except per unit data)

	2016	2015	2014
Operating revenues:
Rental revenues	$1,033,609	$952,196	$902,177
Other property revenues	91,739	90,583	90,001
Total property revenues	1,125,348	1,042,779	992,178
Management fee income	—	—	154
Total operating revenues	1,125,348	1,042,779	992,332
Property operating expenses:
Personnel	106,745	103,000	101,591
Building repairs and maintenance	31,296	30,524	30,715
Real estate taxes and insurance	142,784	129,618	123,419
Utilities	93,000	89,769	89,150
Landscaping	19,816	19,458	20,113
Other operating	29,715	28,276	28,360
Depreciation and amortization	322,958	294,520	301,812
Total property operating expenses	746,314	695,165	695,160
Acquisition expenses	2,928	2,777	2,388
Property management expenses	34,093	30,990	32,095
General and administrative expenses	29,040	25,716	20,909
Merger related expenses	39,033	—	3,152
Integration related expenses	1,790	—	8,395
Income from continuing operations before non-operating items	272,150	288,131	230,233
Interest and other non-property income (expense)	724	(368)	770
Interest expense	(129,947)	(122,344)	(123,953)
Loss on debt extinguishment	(83)	(3,602)	(2,586)
Net casualty gain (loss) after insurance and other settlement proceeds	448	473	(476)
Gain on sale of depreciable real estate assets excluded from discontinued operations	80,397	189,958	42,649
Gain on sale of non-depreciable real estate assets	2,171	172	350
Income before income tax expense	225,860	352,420	146,987
Income tax expense	(1,699)	(1,673)	(2,050)
Income from continuing operations before joint venture activity	224,161	350,747	144,937
Gain (loss) from real estate joint ventures	241	(2)	6,009
Income from continuing operations	224,402	350,745	150,946
Discontinued operations:
Loss from discontinued operations before gain on sale	—	—	(63)
Gain on sale of discontinued operations	—	—	5,394
Net income	224,402	350,745	156,277
Dividends to preferred unitholders	307	—	—
Net income available for Mid-America Apartments, L.P. common unitholders	$224,095	$350,745	$156,277

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$2.70	$4.41	$1.90
Income from discontinued operations available for common unitholders	—	—	0.07
Net income available for common unitholders	$2.70	$4.41	$1.97

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$2.70	$4.41	$1.90
Income from discontinued operations available for common unitholders	—	—	0.07
Net income available for common unitholders	$2.70	$4.41	$1.97

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Consolidated net income	$224,402	$350,745	$156,277
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(1,500)	(8,306)	(12,335)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	4,364	7,064	11,785
Comprehensive income attributable to Mid-America Apartments, L.P.	$227,266	$349,503	$155,727

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Changes in Capital
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per unit data)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital	Redeemable Units
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income (Loss)
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$—	$174	$—	$3,113,518	$5,050
Net income	8,297	147,980	—	—	—	156,277	—
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	(550)	—	(550)	—
Issuance of units	—	1,042	—	—	—	1,042	874
Units repurchased and retired	—	(465)	—	—	—	(465)	—
Exercise of unit options	—	12,245	—	—	—	12,245	—
General partner units issued in exchange for limited partner units	(1,419)	1,419	—	—	—	—	—
Units issued in exchange for redeemable units		998	—	—	—	998	(998)
Redeemable units fair market value adjustment	—	(985)	—	—		(985)	985
Adjustment for limited partners' capital at redemption value	117	(117)	—	—	—	—	—
Amortization of unearned compensation	—	4,631	—	—	—	4,631	—
Distributions ($2.9600 per unit)	(12,431)	(222,488)	—	—	—	(234,919)	—
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$—	$(376)	$—	$3,051,792	$5,911
Net income	18,458	332,287	—	—	—	350,745	—
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	(1,242)	—	(1,242)	—
Issuance of units	—	622	—	—	—	622	924
Units repurchased and retired	—	(958)	—	—	—	(958)	—
Exercise of unit options	—	420	—	—	—	420	—
General partner units issued in exchange for limited partner units	(1,121)	1,121	—	—	—	—	—
Units issued in exchange for redeemable units	—	—	—	—	—	—	—
Redeemable units fair market value adjustment	—	(1,415)	—	—	—	(1,415)	1,415
Adjustment for limited partners' capital at redemption value	164	(164)	—	—	—	—	—
Amortization of unearned compensation	—	6,852	—	—	—	6,852	—
Distributions ($3.1300 per unit)	(13,085)	(235,927)	—	—	—	(249,012)	—
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$—	$(1,618)	$—	$3,157,804	$8,250
Net income	12,180	211,915	307	—	—	224,402	—
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	2,864	—	2,864	—
Issuance of units	72,759	3,406,530	64,833	—	—	3,544,122	1,240
Units repurchased and retired	—	(2,019)	—	—	—	(2,019)	—
Exercise of unit options	—	—	—	—	—	—	—
General partner units issued in exchange for limited partner units	(902)	902	—	—	—	—	—
Units issued in exchange for redeemable units	—	122	—	—	—	122	(122)
Redeemable units fair market value adjustment	—	(705)	—	—	—	(705)	705
Adjustment for limited partners' capital at redemption value	323	(323)	—	—	—	—	—
Amortization of unearned compensation	—	12,151	—	—	—	12,151	—
Noncontrolling Interest Distribution	(226)					(226)
Distributions to preferred unitholders	—	—	(307)	—	—	(307)	—
Distributions ($3.3300 per unit)	(13,884)	(284,548)	—	—	—	(298,432)	—
Acquired Capital from noncontrolling interests - consolidated real estate entity	—	—	—	—	2,306	2,306	—
CAPITAL BALANCE December 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082	$10,073

Mid-America Apartments, L.P.
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Consolidated net income	$224,402	$350,745	$156,277
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(150)	(1,083)	(27)
Depreciation and amortization	323,283	294,897	301,744
Stock compensation expense	11,486	6,147	4,226
Redeemable units expense	557	924	874
Amortization of debt premium and debt issuance costs	(9,820)	(15,515)	(21,282)
(Gain) loss from investments in real estate joint ventures	(241)	6	(3,142)
(Gain) loss on debt extinguishment	(56)	2,855	2,586
Derivative interest credit	(2,806)	(2,274)	(3,084)
Settlement of forward swaps	—	(1,908)	(3,625)
Gain on sale of non-depreciable real estate assets	(2,171)	(172)	(350)
Gain on sale of depreciable real estate assets	(80,397)	(189,958)	(42,649)
Gain on sale of discontinued operations	—	—	(5,394)
Net casualty (gain) loss and other settlement proceeds	(448)	(473)	476
Changes in assets and liabilities:
Restricted cash	(315)	2,091	(8,704)
Other assets	9,822	12,475	2,013
Accounts payable	(24,232)	(2,578)	(3,348)
Accrued expenses and other	34,458	6,307	7,543
Security deposits	667	1,235	1,244
Net cash provided by operating activities	484,039	463,721	385,378
Cash flows from investing activities:
Purchases of real estate and other assets	(339,186)	(328,193)	(309,174)
Normal capital improvements	(80,392)	(88,486)	(90,201)
Construction capital and other improvements	(7,338)	(7,848)	(7,998)
Renovations to existing real estate assets	(37,316)	(30,957)	(21,089)
Development	(58,931)	(38,730)	(70,788)
Distributions from real estate joint ventures	1,999	6	15,964
Contributions to real estate joint ventures	—	(32)	—
Proceeds from disposition of real estate assets	296,700	358,017	254,638
Funding of escrow for future acquisitions	(58,259)	8	24,884
Acquisition of Post, net of cash acquired	(427,764)	—	—
Net cash used in investing activities	(710,487)	(136,215)	(203,764)
Cash flows from financing activities:
Net change in credit lines	335,000	(180,900)	(157,184)
Proceeds from notes payable	300,000	395,960	396,855
Principal payments on notes payable	(146,026)	(279,077)	(260,347)
Payment of deferred financing costs	(2,395)	(7,690)	(4,992)
Repurchase of common units	(2,019)	(958)	(465)
Distributions paid on preferred units	(924)	—	—
Proceeds from issuances of common units	291	622	1,042
Exercise of unit options	—	420	12,245
Distributions paid on common units	(261,502)	(244,977)	(231,448)
Net cash provided by (used in) financing activities	222,425	(316,600)	(244,294)
Net (decrease) increase in cash and cash equivalents	(4,023)	10,906	(62,680)
Cash and cash equivalents, beginning of period	37,559	26,653	89,333
Cash and cash equivalents, end of period	$33,536	$37,559	$26,653

Supplemental disclosure of cash flow information:
Interest paid	$144,843	$140,811	$146,202
Income taxes paid	$1,582	$2,103	$1,596
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$31,491	$5,873	$6,626
Interest capitalized	$2,073	$1,655	$1,722
Mark-to-market adjustment on derivative instruments	$5,670	$2,963	$6,159
Fair value adjustment on debt assumed	$8,864	$—	$5,284
Loan assumption	$586,744	$—	$93,049
Purchase price for Post merger	$4,006,586	$—	$—
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Consolidated Financial Statements
Years ended December 31, 2016, 2015, and 2014

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

As of December 31, 2016, MAA owned 113,518,212 OP Units (or approximately 96.4%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

On December 1, 2016, MAA completed its previously announced merger with Post Properties. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), Post Properties merged with and into MAA, with MAA continuing as the surviving corporation (the "Parent Merger"), and Post LP merged with and into MAALP, with MAALP continuing as the surviving entity (the "Partnership Merger"). We refer to the Parent Merger, together with the Partnership Merger, as the Merger in this Annual Report on Form 10-K. Under the terms of the Merger Agreement, each share of Post Properties common stock was converted into the right to receive 0.71 of a newly issued share of MAA common stock including the right, if any, to receive cash in lieu of fractional shares of MAA common stock. In addition, each limited partner interest in Post LP designated as a "Class A Unit" automatically converted into the right to receive 0.71 of a newly issued partnership unit of MAALP. Also, each share of Post Properties Series A Preferred Stock was automatically converted into the right to receive one newly issued share of MAA's 8.50% Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share, which we refer to as MAA Series I preferred stock. Each newly issued share of MAA Series I preferred stock has the same rights, preferences, privileges, and voting powers as those of the Post Properties Series A preferred stock.

The net assets and results of operations of Post Properties are included in our consolidated financial statements from the closing date, December 1, 2016, through December 31, 2016, the end of our fiscal year. See further discussion surrounding the Merger in Note 2 (Business Combinations) below.

As of December 31, 2016, we owned and operated 302 apartment communities through the Operating Partnership. As of December 31, 2016, MAA also owned a 35.0% interest in an unconsolidated real estate joint venture.

As of December 31, 2016, we had nine development communities under construction totaling 2,816 units, with 700 units completed. Total expected costs for the development projects are $561.8 million, of which $366.5 million had been incurred to date. We expect to complete construction on four projects by the second quarter of 2017, two projects by the fourth quarter of 2017, two projects by the first quarter of 2018, and one project by the third quarter of 2018. Twenty-nine of our multifamily properties include retail components with approximately 601,000 square feet of gross leasable area. We also have four wholly owned commercial properties, which we acquired through the Merger, with approximately 269,000 square feet of gross leasable area.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 92.5% to 100% of all consolidated subsidiaries. The consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Effective January 1, 2016, we adopted ASU 2015-02, Consolidation: Topic 810, which resulted in the Operating Partnership now being classified as a VIE, since the limited partners of both entities lack substantive kick-out rights and substantive participating rights. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the de-consolidation of any entities previously consolidated. We are the primary beneficiary of, and continue to consolidate, both entities, and there was no material effect on our financial position or results of operations as a result of this adoption. See , "Recent Accounting Pronouncements", below, for further details on the adoption of this standard.

We use the equity method of accounting for our investments in entities for which we exercise significant influence, but do not have the ability to exercise control. The factors considered in determining that we do not have the ability to exercise control include ownership of voting interests and participatory rights of investors. (see "Investment in Unconsolidated Real Estate Joint Ventures", below)

Noncontrolling interests

At December 31, 2016, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see note 11) and (2) noncontrolling interests related to its consolidated real estate entities (see "Investment in Consolidated Real Estate Joint Ventures", below).

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

Rental Costs

Costs associated with rental activities, including advertising costs, are expensed as incurred. Advertising expenses were approximately $13.0 million, $13.5 million, and $12.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings within a development, amounts representing the completed building's portion of total estimated development costs for the project are transferred to "Land", "Buildings", and "Furniture, fixtures and equipment" as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total interest capitalized during the years ended December 31, 2016, 2015 and 2014 was approximately $2.1 million, $1.7 million, and $1.7 million, respectively. Indirect costs other than interest that we capitalized included capitalized salaries of $0.3 million, $0.4 million, and $1.7 million during the years ended December 31, 2016, 2015 and 2014, respectively, and real estate taxes of $0.3 million, $0.2 million, and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

For residential leases, the fair value of the in-place leases and resident relationships is then amortized over 6 months, the estimated remaining term of the resident leases. For commercial leases, the fair value of in-place leases and resident relationships is amortized over the remaining term of the commercial leases. The amount of these lease intangibles included in Other assets totaled $42.4 million, $6.1 million, and $8.3 million as of December 31, 2016, 2015, and 2014, respectively. Accumulated amortization for these leases totaled $7.3 million, $2.3 million, and $1.8 million as of December 31, 2016, 2015 and 2014, respectively. The amortization recorded as depreciation and amortization expense was $8.7 million, $5.0 million, and $24.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. The estimated aggregate future amortization expense of in-place leases is approximately $28.7 million, $2.0 million, $1.6 million, $0.8 million, and $0.5 million for the years ended December 31, 2017, 2018, 2019, 2020, and 2021, respectively.

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

 Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group or a property classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no impairment of goodwill in the three year period ended December 31, 2016.

Goodwill decreased from $1.6 million at December 31, 2015 to $1.2 million at December 31, 2016 as a result of the disposition of the Corners at Crystal Lake apartment community on August 18, 2016. Goodwill decreased from $2.3 million at December 31, 2014 to $1.6 million at December 31, 2015 as a result of the disposition of the Post House Jackson, Post House North, and Oaks apartment communities on April 29, 2015.

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

Investment in Unconsolidated Real Estate Joint Ventures

Immediately prior to the effective date of the Merger, Post Properties was an investor in a limited liability company, together with institutional investors that owned one apartment community located in Washington, D.C, or the Apartment LLC.  Post Properties had a 35.0% equity interest in this unconsolidated joint venture, which MAA retained immediately following the effectiveness of the Merger and as of December 31, 2016. MAA provides property and asset management services to the Apartment LLC for which it earns fees.

This joint venture was determined to be a variable interest entity, but we are not designated as a primary beneficiary. As a result, we account for our investment in the Apartment LLC using the equity method of accounting as we are able to exert significant influence, but do not have a controlling interest in this joint venture.  At December 31, 2016, our investment in the 35.0% owned Apartment LLC totaled $44.5 million.

Investment in Consolidated Real Estate Joint Ventures

In 2015, Post Properties entered into a joint venture arrangement with a private real estate company to develop, construct and operate a 358-unit apartment community in Denver, Colorado. At December 31, 2016, we owned a 92.5% equity interest in the consolidated joint venture. In 2015, this joint venture acquired the land site and initiated the development of the community. The venture partner will generally be responsible for the development and construction of the community and MAA will continue to manage the community upon its completion. This joint venture was determined to be a variable interest entity with us designated as the primary beneficiary. As a result, the accounts of the joint venture are consolidated by us. At December 31, 2016, our consolidated assets, liabilities and equity included construction in progress of $30.0 million, land of $13.4 million, cash and cash equivalents of $0.6 million, and accounts payable and accrued expenses of $6.7 million.

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

Other Assets

Other assets consist primarily of deferred rental concessions which are recognized on a straight line basis over the life of the leases, receivables and deposits from residents, the value of derivative contracts and other prepaid expenses including prepaid insurance and prepaid interest. Also included in other assets are the fair market value of in place leases and resident relationships, net of accumulated amortization, which totaled $35.0 million and $3.8 million as of December 31, 2016 and 2015, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividends payable, accrued real estate taxes, accrued interest payable, accrued loss contingencies, other accrued expenses payable, and unearned income. Significant accruals include accrued dividends payable of $102.4 million and $65.2 million at December 31, 2016 and 2015, respectively, accrued real estate taxes of $97.6 million and $63.3 million at December 31, 2016 and 2015, respectively, unearned income of $39.4 million and $25.4 million at December 31, 2016 and 2015, respectively, accrued legal contingency loss of $42.1 million and $13.5 million at December 31, 2016 and 2015, respectively, and accrued interest payable of $15.2 million and $17.2 million at December 31, 2016 and 2015, respectively.

Self-Insurance

We are self-insured for workers' compensation claims up to $500,000 and for general liability claims up to $100,000 for historical MAA properties and up to $200,000 for Post properties. We accrue for expected liabilities less than these amounts based on third party actuarial estimates of ultimate losses. Claims exceeding these amounts are insured by a third party.

Income Taxes

MAA has elected to be taxed as a REIT under the Code, beginning with the taxable year ended December 31, 1994, and intends to continue to operate in such a manner. The current and continuing qualification as a REIT depends on MAA's ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain requirements with respect to the nature and diversity of MAA’s assets and sources of MAA’s gross income. As long as MAA qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation” (i.e., income taxation at both the corporate and shareholder levels) that generally results from an investment in a corporation.

Even if MAA qualifies as a REIT, MAA may be subject to United States federal income and excise taxes in certain situations, such as if MAA fails to distribute timely all of its taxable income with respect to a taxable year. MAA also will be required to pay a 100% tax on any net income on non- arm’s length transactions between MAA and its TRSs. In addition, MAA also could be subject to the alternative minimum tax. Furthermore, MAA and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which MAA transacts business or its shareholders reside, and the applicable state and local tax laws may not conform to the United States federal income tax treatment. Any taxes imposed on MAA would reduce its operating cash flow and net income.

Certain of our operations and activities, including asset management and risk management, are conducted through TRSs, which are subject to United States federal corporate income tax without the benefit of the dividends paid deduction applicable to REITs.

MAA accounts for deferred taxes of a TRS by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on this evaluation, at December 31, 2016, net of the valuation allowance, the net deferred tax assets were reduced to zero.

MAA recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires MAA to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. MAA classifies interest related to income tax liabilities, and if applicable, penalties, as a component of income tax expense. As of December 31, 2016, MAA did not have any unrecognized tax benefits, and MAA does not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The income tax expense line item shown in the Statement of Operations represents the Texas-based margin tax for all Texas properties.

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

Additionally, the 867,846 shares of Series I Preferred shares issued as consideration in the Merger are redeemable, at the Company's option, on October 1, 2026, and the redemption price per share, $50, is the price at which the preferred stock is redeemable (see Note 10). This redemption feature embedded in the preferred stock was evaluated in accordance with ASC 815, Derivatives and Hedging, and the Company determined that it was required to bifurcate the value associated with this feature from its host instrument, the perpetual preferred shares, and account for it as a freestanding derivative on the balance sheet at fair value as a result of the call option. Thus, the redemption feature embedded in the Series I Preferred shares is reported as a derivative asset in Other assets on the accompanying consolidated balance sheet and will be adjusted to its fair value at each reporting date, with a corresponding adjustment to Other non-property expense.

The valuation of our derivative interest rate swaps and caps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps.  The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair values of our in our interest rate and cap derivatives are primarily the result of fluctuations in interest rates.

The derivative asset related to the redemption feature embedded in the Series I Preferred shares issued in connection with the Merger are valued using widely accepted valuation techniques, included discounted cash flow analysis in which the perpetual value of the preferred shares are compared to the value with the call option giving the value of the bifurcated call option as the difference between the two values. This analysis reflects the contractual terms of the redeemable preferred shares, redeemable at the Company's option, on October 1, 2026, reflecting the redemption price per share, $50, as the price at which the preferred stock is redeemable. The analysis uses observable market-based inputs, including discount rates based on the REIT preferred stock indices and adjusted based treasury rates to determine the present value of cash flows for the called value and the perpetual value in addition to trading data available on the preferred shares to interpolate an as called value and discount rate and again adjusted from there to determine the perpetual discount rate using the applicable treasury rates.

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
This ASU is effective for annual periods ending after December 15, 2015. We adopted this ASU effective January 1, 2016.
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

ASU 2015-16 , Simplifying the Accounting for Measurement -Period Adjustments
This ASU was issued to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.
This ASU is effective for annual periods ending after December 15, 2015. We adopted this ASU effective January 1, 2016.
Adoption of this ASU did not have a significant impact on our consolidated financial statements; however, as noted in Note 2, Business Combinations, we will continue to monitor these adjustments related to the Post Merger as the measurement period remains open for twelve months following the 12/1/16 Merger date.

ASU 2014-16 - Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
This ASU clarifies how U.S. GAAP should be applied in determining whether the nature of a host contract in a hybrid financial instrument that is issued in the form of a share is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract.

This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after 15 December 2015. We adopted this ASU effective January 1, 2016.
Upon initial adoption on January 1, 2016, this ASU did not have an impact on our consolidated financial statements and disclosures. However, as a result of the issuance of the MAA Series I preferred stock resulting from the merger on December 1, 2016, we identified a redemption feature embedded in this preferred stock and determined that we were required to bifurcate the value associated with this feature from its host instrument, the preferred shares, and account for it as a freestanding derivative on the balance sheet at fair value as a result of the call option in accordance with this guidance in ASC 815. (See Note 7 and 8 for details and referenced impact to our consolidated financial statements and disclosures).

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
	This ASU is effective for annual periods ending after December 15, 2016. We adopted this guidance on December 31, 2016.	We adopted this guidance on December 31, 2016, and the adoption of this guidance did not have an impact to the consolidated financial statements or material impact on our disclosures.
ASU 2014-09, Revenue from Contracts with Customers
This ASU establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services as outlined in a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Income from lease contracts is specifically excluded from this ASU.

This ASU is effective for annual reporting periods beginning after December 15, 2017, as a result of a deferral of the effective date arising from the issuance of ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early adoption is permitted.

The amendments may be applied using the full retrospective transition method resulting in adjustments to each prior period presented as of the date of initial application or by using the modified retrospective transition method with a cumulative effect recognized as of the date of initial application. We currently expect to adopt ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. We have identified our revenue streams and are in the process of evaluating the impact on our consolidated financial statements and internal accounting processes; however, the majority of our revenue is derived from real estate lease contracts.

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

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)
This ASU clarifies how several specific cash receipts and cash payments are to be presented and classified on the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration made after a business combination, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of predominance principle.
This ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.
Each amendment in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We expect to adopt ASU 2016-15 as of January 1, 2018, and we are currently evaluating the impact this standard may have on our consolidated financial statements upon adoption.

ASU 2016-18, Statement of Cash Flows (Topic 230):Restricted Cash (A Consensus of the FASB Emerging Issues Task Force)	This ASU requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the statements of cash flows.	This ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.
The update should be applied retrospectively to each period presented. We expect to adopt ASU 2016-15 as of January 1, 2018. We currently report the change in restricted cash within the investing activities in our consolidated statement of cash flows. If we were to early adopt in 2017, cash and cash equivalents reported in our consolidated statements of cash flows would increase by approximately $88.3 million and $26.1 million in 2016 and 2015, respectively, to reflect the restricted cash balances. Additionally, net cash used in investing activities would increase by $58.3 million in 2016 and decrease by $8 thousand in 2015.

ASU 2017-01, Clarifying the Definition of a Business (Topic 805)	This ASU clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.	This ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.
The update should be applied prospectively. We adopted ASU 2017-01 as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

2.     BUSINESS COMBINATIONS

Merger of MAA and POST

On December 1, 2016, we completed the Merger with Post Properties and Post LP , resulting in 100% of the outstanding common shares and voting interest of Post being converted into MAA ownership shares and units. Under the terms of the Merger Agreement, each Post Properties common share and Post Apartment Homes, L.P., or Post LP, unit was converted automatically into the right to receive 0.71 of a newly issued share of MAA common stock, including the right , if any, to receive cash in lieu of fractional shares of MAA common stock, or MAA LP OP unit, respectively, and each of Post Properties’ 8.50% Series A Cumulative Redeemable Preferred Shares, which we refer to as Post Properties preferred stock, converted automatically into the right to receive one newly issued share of 8.50% Series I Cumulative Redeemable Preferred Stock of MAA, which has the same rights, preferences, privileges and voting powers as the Post Properties preferred stock. Following the parent merger, continuing MAA common shareholders held approximately 68 percent of the issued and outstanding shares of common stock of the Combined Corporation and former Post Properties common shareholders held approximately 32 percent.

As part of the Merger, we acquired 61 wholly owned apartment communities encompassing 24,138 units, including 261 apartment units in one community held in an unconsolidated entity, and 2,266 apartment units in six communities currently under development. Post Properties had operations in ten markets across the United States. In addition to the apartment communities, we also acquired four commercial properties totaling approximately 269,000 square feet. The consolidated net assets and results of operations of Post Properties are included in our consolidated financial statements from the closing date, December 1, 2016, going forward.

The total purchase price of approximately $4.0 billion was determined based on the number of Post Properties common shares, Post Properties’ 8.50% Series A Cumulative Redeemable Preferred shares, and Post LP partnership interests outstanding as of December 1, 2016, in addition to cash consideration provided by MAA immediately prior to the Merger to pay off a Post Properties $300 million Post unsecured term loan and a $162 million Post Properties line of credit, both outstanding from Wells Fargo. In all cases in which MAA’s common stock price was a determining factor in arriving at final consideration for the Merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on December 1, 2016 ($91.41 per share). The preferred shares consideration was valued at $74.69 per share, which excludes a $12.42 per share bifurcated call option (See Notes 7 & 8). The total purchase price also includes $2.0 million of other consideration, a majority of which relates to assumed stock compensation plans. As a result of the Merger, we issued approximately 38.0 million shares of MAA common stock, approximately 80,000 OP units, and approximately 868,000 newly issued shares of MAA’s 8.50% Series I Cumulative Redeemable Preferred Stock.

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

The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date. The following preliminary purchase price allocation was based on our valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the preliminary purchase price allocation (in thousands):

Land	$875,737
Buildings and improvements	3,401,983
Furniture, fixtures and equipment	81,389
Development and capital improvements in progress	184,044
Undeveloped land	24,200
Commercial properties, net	3,610
Investment in real estate joint venture	44,435
Lease intangible assets	53,192
Cash and cash equivalents	34,292
Restricted cash	3,608
Deferred costs and other assets, excluding lease intangible assets	40,473
Total assets acquired	4,746,963

Notes payable	(595,609)
Fair market value of interest rate swaps	(2,118)
Lease intangible liabilities	(1,661)
Accounts payable, accrued expenses, and other liabilities	(138,683)
Total liabilities assumed, including debt	(738,071)

Noncontrolling interests - consolidated real estate entity	(2,306)

Total purchase price	$4,006,586

The purchase price accounting reflected in the accompanying financial statements is based upon estimates and assumptions that are subject to change within the measurement period, pursuant to ASC 805. See Note 13, for commitments and contingencies identified, measured, and included in "Accounts payable, accrued expenses, and other liabilities" in the allocation above. We have preliminarily completed our valuation procedures. Adjustments may still occur as the valuation and revised preliminary purchase allocation is finalized in areas such as, real estate related assets and liabilities, equity investments, litigation reserves, debt and debt related instruments, and certain other acquired assets and liabilities assumed.

The Merger accounts for $33.5 million of consolidated revenue as reported and a $1.0 million consolidated net income as reported for 2016.

We incurred total merger and integration related expenses of $40.8 million and $0.0 million for the years ended December 31, 2016 and 2015, respectively. These amounts were expensed as incurred and are included in the Consolidated Statement of

Operations in the items titled "Merger related expenses", primarily consisting of severance, legal, and professional costs, and "Integration related expenses", primarily consisting of temporary systems, staffing, and facilities costs. We also recognized $1.1 million costs associated with issuing and registering the shares issued as consideration in the business combination. Those costs were deducted from the recognized proceeds of issuance within stockholders' equity.

Pro forma information

The unaudited pro forma information set forth below is based on MAA’s historical Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, adjusted to give effect to the Merger in 2016 as though it occurred on January 1, 2015, the beginning of the comparable prior annual period. The pro forma adjustments primarily relate to the depreciation expense on stepped up fixed assets, amortization of acquired intangibles, Merger and Integration related expenses and estimated interest expense related to new financings. The pro forma information is provided for illustrative purposes only and does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the earliest year presented nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result or have resulted from the Merger.

	Pro forma (Unaudited)
	Period Ended December 31, (in thousands, except per share data)
	2016	2015
Total revenue	$1,494,298	$1,426,785
Net income available to common shareholders	$296,084	$330,886
Earnings per share, diluted	$2.61	$2.90

The pro forma results are based on estimates and assumptions, which we believe are reasonable. During 2016, we acquired five properties, other than through the Merger, totaling 1,626 units for a total purchase price of $339.2 million, paid in cash. The financial results of these acquired properties are included in the Non-Same Store and Other segment from their respective date of acquisition. Further, the financial results of these acquired properties were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented. See Note 17 for a discussion of acquisitions and dispositions not related to the Merger.

3.    EARNINGS PER COMMON SHARE OF MAA

Basic earnings per share is computed by dividing net income available to MAA common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the years ended December 31, 2016, 2015, and 2014, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Years ended December 31,
	2016		2015		2014
Shares Outstanding
Weighted average common shares - basic	78,502		75,176		74,982
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)
Effect of dilutive securities	298		—	(2)	—	(2)
Weighted average common shares - diluted	78,800		75,176		74,982

Calculation of Earnings per Share - basic
Income from continuing operations	$224,402		$350,745		$150,946
Income from continuing operations attributable to noncontrolling interests	(12,180)		(18,458)		(8,013)
Income from continuing operations allocated to unvested restricted shares	(572)		(772)		(278)
Preferred dividends	(307)		—		—
Income from continuing operations available for common shareholders, adjusted	$211,343		$331,515		$142,655

Income from discontinued operations	$—		$—		$5,331
Income from discontinued operations attributable to noncontrolling interest	—		—		(284)
Income from discontinued operations allocated to unvested restricted shares	—		—		(10)
Income from discontinued operations available for common shareholders, adjusted	$—		$—		$5,037

Weighted average common shares - basic	78,502		75,176		74,982
Earnings per share - basic	$2.69		$4.41		$1.97

Calculation of Earnings per Share - diluted
Income from continuing operations	$224,402		$350,745		$150,946
Income from continuing operations attributable to noncontrolling interests	(12,180)	(1)	(18,458)	(1)	(8,013)	(1)
Income from continuing operations allocated to unvested restricted shares	—		(772)	(2)	(278)	(2)
Preferred dividends	(307)		—		—
Income from continuing operations available for common shareholders, adjusted	$211,915		$331,515		$142,655

Income from discontinued operations	$—		$—		$5,331
Income from discontinued operations attributable to noncontrolling interest	—		—		(284)	(1)
Income from discontinued operations allocated to unvested restricted shares	—		—		(10)	(2)
Income from discontinued operations available for common shareholders, adjusted	$—		$—		$5,037

Weighted average common shares - diluted	78,800		75,176		74,982
Earnings per share - diluted	$2.69		$4.41		$1.97

(1) For the years ended December 31, 2016, 2015, and 2014, 4.2 million OP units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per OP unit computations for the years ended December 31, 2016, 2015, and 2014 is presented below:

(dollars and units in thousands, except per unit amounts)	Years ended December 31,
	2016	2015		2014
Units Outstanding
Weighted average common units - basic	82,661	79,361		79,188
Effect of dilutive securities	298	—	(1)	—	(1)
Weighted average common units - diluted	82,959	79,361		79,188

Calculation of Earnings per Unit - basic
Income from continuing operations	$224,402	$350,745		$150,946
Income from continuing operations allocated to unvested restricted shares	(574)	(772)		(278)
Preferred unit distributions	(307)	—		—
Income from continuing operations available for common unitholders, adjusted	$223,521	$349,973		$150,668

Income from discontinued operations	$—	$—		$5,331
Income from discontinued operations allocated to unvested restricted shares	—	—		(10)
Income from discontinued operations available for common unitholders, adjusted	$—	$—		$5,321

Weighted average common units - basic	82,661	79,361		79,188
Earnings per unit - basic:	$2.70	$4.41		$1.97

Calculation of Earnings per Unit - diluted
Income from continuing operations	$224,402	$350,745		$150,946
Income from continuing operations allocated to unvested restricted shares	—	(772)	(1)	(278)	(1)
Preferred unit distributions	(307)	—		—
Income from continuing operations available for common unitholders, adjusted	$224,095	$349,973		$150,668

Income from discontinued operations	$—	$—		$5,331
Income from discontinued operations allocated to unvested restricted shares	—	—		(10)	(1)
Income from discontinued operations available for common unitholders, adjusted	$—	$—		$5,321

Weighted average common units - diluted	82,959	79,361		79,188
Earnings per unit - diluted:	$2.70	$4.41		$1.97

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

MAA’s stock compensation plans consist of an employee stock purchase plan and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2013 Stock Incentive Plan, as amended, which was originally approved at the September 27, 2013 annual meeting of MAA shareholders. The 2013 Stock Incentive Plan replaced the 2004 Stock Plan (collectively, the “Plans”) under which no further awards may be granted as of October 31, 2013. The 2004 Stock Plan allowed for the grant of restricted stock and stock options up to a total of 500,000 shares. The 2013 Stock Incentive Plan allows for the grant of restricted stock and stock options up to 625,000 shares. MAA believes that such awards better align the interests of its employees with those of its shareholders.

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

Total compensation costs under the Plans were approximately $12.2 million, $6.9 million and $5.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Of these amounts, total compensation costs capitalized under the Plans were approximately $697,000, $735,000, and $431,000 for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the total unrecognized compensation cost related to the Plans was approximately $8.1 million. This cost is expected to be recognized over the remaining weighted average period of 1.1 years. Total cash paid for the settlement of plan shares totaled $2.0 million, $1.0 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Information concerning grants under the Plans is listed below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, performance condition, or market condition, or a combination thereof, and vests ratably over a period from 1 year to 5 years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals such as FFO targets and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2016, 2015, and 2014, was $73.20, $68.35, and $62.40, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Risk free rate - minimum	0.49%	0.10%	0.02%
Risk free rate - maximum	1.27%	1.05%	0.80%
Dividend yield	3.634%	3.932%	4.755%
Volatility - minimum	18.41%	15.41%	18.31%
Volatility - maximum	19.45%	16.04%	20.48%
Service period	3 years	3 years	3 years

The risk free rate was based on a zero coupon risk-free rate. The minimum risk free rate was based on a period of 0.25 years for the years ended December 31, 2016, 2015, and 2014. The maximum risk free rate was based on a period of 3 years for the years ended December 31, 2016, 2015, and 2014. The dividend yield was based on the closing stock price of MAA stock on the date of grant. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns, and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. The minimum volatility was based on a period of 2 years, 1 year, and 1 year for the years ended December 31, 2016, 2015, and 2014, respectively. The maximum volatility was based on a period of 1 year, 2 years, and 3 years for the years ended December 31, 2016, 2015, and 2014, respectively. The requisite service period is based on the criteria for the separate programs according to the vesting schedule. Turnover is based on the historical experience for the key managers and executive officers, and is used in estimating forfeitures.

A summary of the status of the nonvested restricted shares as of December 31, 2016, and the changes for the year ended December 31, 2016, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	187,941	$63.36
Issued	119,039	79.51
Vested	(80,342)	64.00
Forfeited	(1,014)	71.84
Nonvested at December 31, 2016	225,624	$71.61

The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was approximately $5.1 million, $2.9 million, and $2.7 million, respectively.

Stock Options

In general, stock options are earned when the employee remains employed over the requisite service period and vest ratably over a period from 0.3 years to 2.3 years. Stock options exercised result in new common shares being issued on the open market by the Company. The fair value of stock option awards is determined using the Black-Scholes or Monte Carlo valuation models. The weighted average grant date fair value of stock option awards granted during the year ended December 31, 2016 was $18.08 per option. All options issued during the year ended December 31, 2016 related to options exchanged during the Post Merger. All options were fully vested at merger. No stock options were granted during the years ended December 31, 2015 and 2014.

The following is a summary of the key assumptions used in the Monte Carlo valuation calculations for stock options granted during the year ended December 31, 2016:

2016
Term - minimum	1.11 years
Term - maximum	2.11 years
Risk free rate - minimum	0.64%
Risk free rate - maximum	2.63%
Dividend yield	3.81%
Volatility - minimum	21.02%
Volatility - maximum	21.57%

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

A summary of the status of the stock options as of December 31, 2016 and the changes for the year ended December 31, 2016 is presented below:

Stock Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	58,112	$86.21
Granted	108,198	75.58
Exercised	—	—
Expired	(19,028)	103.56
Outstanding at December 31, 2016	147,282	$76.16

All 147,282 options outstanding at December 31, 2016 were exercisable with a weighted average exercise price of $76.16, an intrinsic value of $3,400,000, and a weighted average remaining term of 6.1 years. No options were exercised during the year ended December 31, 2016. There was no cash received from the exercise of stock options for the year ended December 31, 2016. Cash received from the exercise of stock options for the years ended December 31, 2015 and 2014 was $0.4 million and $12.2 million, respectively.

6.    BORROWINGS

The weighted average interest rate at December 31, 2016 for the $4.50 billion of debt outstanding was 3.5%, compared to the weighted average interest rate of 3.7% on $3.43 billion of debt outstanding at December 31, 2015. Our debt consists of an unsecured credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At December 31, 2016, we had $2.7 billion of senior unsecured notes and term loans fixed at an average interest rate of 3.7% and a $1.0 billion variable rate credit facility with an average interest rate of 1.6% with $490.0 million borrowed at December 31, 2016. Additionally, we had $110.0 million of secured variable rate debt outstanding at an average interest rate of 1.1%, $50.0 million of capped secured variable rate debt at an average interest rate of 1.1%. The interest rate on all other secured debt, totaling $1.1 billion, was hedged or fixed at an average interest rate of 3.9%.

Unsecured Revolving Credit Facility

We maintain a $1.0 billion unsecured credit facility with sixteen banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at 1.64%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At December 31, 2016, we had $490.0 million actually borrowed under this facility, and another approximately $3.3 million of the facility used to support letters of credit.

Unsecured Term Loans

We also maintain four term loans with a syndicate of banks, one led by KeyBank, two by Wells Fargo, and one by US Bank, respectively. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on our credit ratings. The Wells Fargo term loans have balances of $250.0 million and $300.0 million, mature in 2018 and 2022, and have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% and 0.90% to 1.75%, respectively. The US Bank term loan has a balance of $150.0 million, matures in 2020, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.90%.

Senior Unsecured Notes

As of December 31, 2016, we had approximately $1.6 billion of publicly issued bonds and $310.0 million of private placement notes. These senior unsecured notes are longer term in nature and usually mature within five to twelve years, averaging 6.4 years remaining until maturity as of December 31, 2016.

As part of the Merger on December 1, 2016, we assumed two publicly issued bonds, one of $250.0 million and one of $150.0 million, or $250.0 million Post Bond and $150.0 million Post Bond, respectively. The $250.0 million Post Bond matures December 1, 2022 and has an interest rate of 3.375% per annum with interest due on June 1 and December 1 of each year. The $150.0 million Post Bond matures on October 15, 2017 and has an interest rate of 4.75% per annum with interest due on April 15 and October 15 of each year. Both bonds are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The carrying values of the $250.0 million Post Bond and the $150.0 million Post Bond were adjusted down $2.3 million and up $2.6 million, respectively, to reflect fair market values at the date of assumption. There were no additional costs capitalized to assume these bonds.

Secured Property Mortgages

At December 31, 2016, we had $1.1 billion of fixed rate conventional property mortgages with an average interest rate of 3.9% and an average maturity in 2019.

On February 1, 2016, we paid off a $13.4 million mortgage associated the Colonial Village at Matthews apartment community. The loan was scheduled for maturity in March 2016.

On March 1, 2016, we paid off a $20.2 million mortgage associated with the Verandas at Southwood apartment community. The payoff was a scheduled maturity of the loan.

On October 31, 2016, we paid off a $28.9 million mortgage associated with the Legacy at Western Oaks apartment community. We recorded a $0.1M gain on debt extinguishment due to paying off the mortgage prior to its scheduled maturity in February 2017 .

As part of the Merger on December 1, 2016, we assumed $186.7 million of mortgages associated with five properties, or the Post Mortgages. The carrying value of the Post Mortgages was adjusted up by $8.6 million to reflect fair market values. These mortgages mature February 1, 2019 and have an interest rate of 5.99%. There were no additional costs incurred to transfer ownership.

In addition to these payoffs, we have paid $8.4 million associated with property mortgage principal amortizations during the year ended December 31, 2016.

Secured Credit Facility

We maintain a $160.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or Fannie Mae Facility. The Fannie Mae Facility has maturities from 2017 through 2018. Borrowings under the Fannie Mae Facility totaled $160.0 million at December 31, 2016, all of which was variable rate at an average rate of 1.1%. The available borrowing capacity at December 31, 2016 was $160.0 million.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$160.0 million of the Fannie Mae Facility, all of which has been borrowed as of December 31, 2016; and

•	$310.0 million of the privately placed senior unsecured notes, all of which has been borrowed as of December 31, 2016.

Total Outstanding Debt

The following table summarizes our indebtedness at December 31, 2016, (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,128,284	3.9%	8/11/2019
Total fixed rate secured debt	1,128,284	3.9%	8/11/2019

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facilities	160,000	1.1%	6/1/2018
Total variable rate secured debt	160,000	1.1%	6/1/2018

Fair market value adjustments and debt issuance costs	30,804
Total Secured Debt	$1,319,088	3.5%	6/16/2019

Unsecured Debt
Variable rate credit facility	490,000	1.6%	4/15/2020
Term loan fixed with swaps	850,000	3.1%	11/10/2017
Fixed rate bonds	1,860,000	4.1%	5/29/2023
Fair market value adjustments, debt issuance costs and discounts	(19,376)
Total Unsecured Debt	$3,180,624	3.4%	6/7/2021

Total Outstanding Debt	$4,499,712	3.5%	11/8/2020

(1) Includes capped balances

The following table summarizes interest rate ranges, maturity and balance of our indebtedness, net of fair market value adjustments, debt issuance costs and discounts, at December 31, 2016 and the balance of our indebtedness, net of fair market value adjustments, debt issuance costs and discounts, at December 31, 2015 (dollars in millions):

	At December 31, 2016
	Actual Interest Rates	Current Average Interest Rate	Maturity	Balance	Balance at December 31, 2015
Fixed Rate:
Secured	3.00 - 5.49%	3.92%	2017-2025	$1,128.3	$1,062.9
Unsecured	3.15 - 5.57%	4.06%	2017-2025	1,860.0	1,535.2
Interest rate swaps	2.63 - 6.63%	2.80%	2017-2018	850.0	550.0
				$3,838.3	$3,148.1
Variable Rate: (1)
Secured	1.08%	1.08%	2017	110.0	65.0
Secured interest rate caps	1.08%	1.08%	2017	50.0	125.0
Unsecured	1.65%	1.65%	2020	490.0	75.0
				$650.0	$265.0

Fair market value adjustments, debt issuance costs and discounts				$11.4	$14.5
				$4,499.7	$3,427.6

(1) Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2016, and 2015, respectively, which results in us paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap. Rates and maturities for capped balances are for the underlying debt, unless the strike rate has been reached.

The following table includes scheduled principal repayments on the borrowings at December 31, 2016, as well as the amortization of the fair market value of debt assumed along with debt discounts and issuance costs (dollars in thousands):

Year	Amortization	Maturities	Total
2017	$26,110	$277,525	$303,635
2018	21,525	465,429	486,954
2019	6,778	719,142	725,920
2020	2,768	792,456	795,224
2021	(677)	340,618	339,941
Thereafter	(1,350)	1,849,388	1,848,038
	$55,154	$4,444,558	$4,499,712

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2016, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the years ended December 31, 2016, 2015 and 2014, we recorded ineffectiveness of $54,000 (increase to interest expense), $100,000 (increase to interest expense) and $157,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income/loss" related to derivatives designated as qualifying cash flow hedges will be reclassified to Interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next twelve months, we estimate that an additional $1.2 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of December 31, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	2	$50,000,000
Interest Rate Swaps	15	$850,000,000

The fair value of our interest rate derivatives designated as hedging instruments at December 31, 2016 included $2,364,000 of asset derivatives reported in Other assets and $7,562,000 of liability derivatives reported in the Fair market value of interest rate swaps in the Consolidated Balance Sheet. The fair value of our interest rate derivatives designated as hedging instruments at December 31, 2015 included $6,000 of asset derivatives reported in Other Assets and $10,358,000 of liability derivatives reported in Fair market value of interest rate swaps in the Consolidated Balance Sheet.

Bifurcated Embedded Derivatives

Additionally, as a result of the Merger (see Note 2), on December 1, 2016, we issued 867,846 shares of 8.50% Series I Cumulative Redeemable Preferred shares as consideration. These shares are redeemable, at the Company's option, on October 1, 2026, and the redemption price per share, $50, is the price at which the preferred stock is redeemable (see Note 10).

This redemption feature embedded in the preferred stock was evaluated in accordance with ASC 815, Derivatives and Hedging, and the Company determined that it was required to bifurcate the value associated with this feature from its host instrument, the perpetual preferred shares, and account for it as a freestanding derivative on the balance sheet at fair value as a result of the call option.

Thus, the redemption feature embedded in the 8.50% Series I Cumulative Redeemable Preferred shares is reported as a derivative asset in Other assets on the accompanying consolidated balance sheet and will be adjusted to its fair value at each reporting date, with a corresponding adjustment to Other non-property expense. The embedded derivative for these preferred shares was initially recorded at a fair value of $10.8 million at the date of the Merger and represents the fair value at December 31, 2016.

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Years ended December 31,	2016	2015	2014		2016	2015	2014		2016	2015	2014
Interest rate contracts	$(1,500)	$(8,306)	$(12,335)	Interest expense	$(4,364)	$(7,064)	$(11,785)	Interest expense	$(54)	$(100)	$(157)

Total derivatives in cash flow hedging relationships	$(1,500)	$(8,306)	$(12,335)		$(4,364)	$(7,064)	$(11,785)		$(54)	$(100)	$(157)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
For the year ended December 31,		2016	2015	2014

Interest rate products	Interest expense	$—	$(3)	$(146)

Total		$—	$(3)	$(146)

 Credit-risk-related Contingent Features

As of December 31, 2016, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $7.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $7.6 million at December 31, 2016.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2016, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $7.5 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

We did not have any asset or liability derivative balances that were offsetting that would have resulted in reported net derivative balances differing from the recorded gross amount of derivative assets of $2,364,000 and $6,000 as of December 31, 2016 and 2015, respectively, in addition to gross recorded derivative liabilities of $7,562,000 and $10,358,000 as of December 31, 2016 and 2015, respectively.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the years ended December 31, 2016, 2015, and 2014:

Changes in Accumulated Other Comprehensive Income (Loss) by Component	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the year ended December 31,		2016	2015	2014
Beginning balance		$(1,589)	$(412)	$108
Other comprehensive loss before reclassifications		(1,500)	(8,306)	(12,335)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	4,364	7,064	11,785
Net current-period other comprehensive (income) loss attributable to noncontrolling interest		(131)	65	30
Net current-period other comprehensive income (loss) attributable to MAA		2,733	(1,177)	(520)
Ending balance		$1,144	$(1,589)	$(412)

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

Fixed rate notes payable at December 31, 2016 and December 31, 2015, totaled $3.00 billion and $2.61 billion, respectively, and had estimated fair values of $3.13 billion and $2.71 billion (excluding prepayment penalties), respectively, as of December 31, 2016 and December 31, 2015. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2016 and December 31, 2015, totaled $1.50 billion and $0.82 billion, respectively, and had estimated fair values of $1.51 billion and $0.82 billion (excluding prepayment penalties), respectively, based upon observable interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2016 and December 31, 2015. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

The derivative asset related to the redemption feature embedded in the 8.50% Series I Cumulative Redeemable Preferred shares issued in connection with Merger are valued using widely accepted valuation techniques, included discounted cash flow analysis in which the perpetual value of the preferred shares are compared to the value with the call option giving the value of the bifurcated call option as the difference between the two values. This analysis reflects the contractual terms of the redeemable preferred shares, redeemable at the Company's option, on October 1, 2026, reflecting the redemption price per share, $50, as the price at which the preferred stock is redeemable. The analysis uses observable market-based inputs, including discount rates based on the REIT preferred stock indices and adjusted based treasury rates to determine the present value of cash flows for the called value and the perpetual value in addition to trading data available on the preferred shares to interpolate an as called value and discount rate and again adjusted from there to determine the perpetual discount rate using the applicable treasury rates.

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of December 31, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Interest rate derivative contracts	$—	$2,364	$—	$2,364
Preferred Stock embedded derivative	—	10,783	—	10,783
Total	$—	$13,147	$—	$13,147
Liabilities
Interest rate derivative contracts	$—	$7,562	$—	$7,562

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Interest rate derivative contracts	$—	$6	$—	$6
Liabilities
Interest rate derivative contracts	$—	$10,358	$—	$10,358

The fair value estimates presented herein are based on information available to management as of December 31, 2016 and December 31, 2015.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Note 7 (Derivatives and Hedging Activities).

9.    INCOME TAXES

For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2016, 2015 and 2014, dividends per share held for the entire year were estimated to be taxable as follows:

	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$3.28	100%	$3.07	99.7%	$2.76	94.41%
Return of capital	—	—%	—	—%	0.16	5.59%
Un-recaptured Section 1250 gain	—	—%	0.01	0.3%	—	—%
	$3.28	100.00%	$3.08	100.00%	$2.92	100.00%

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

Merger

As discussed in Note 2 (Business Combinations), on December 1, 2016, we completed the Merger pursuant to the Merger Agreement, Post Properties merged with and into MAA completing the Parent Merger, and Post LP merged with and into MAALP completing the Partnership Merger. We believe that the Partnership Merger constituted a tax free merger under Code section 708. Additionally, we believe that the Parent Merger constituted a tax free merger under Code section 368(a). As a result of the tax free merger treatment, the merger transactions did not result in the recognition of a gain to any security holder of MAA, Post Properties, MAALP, or Post LP.

On December 1, 2016, MAA re-identified hedging transactions for federal income tax purposes according to Reg. §1.1221-2(f) and all relevant state income tax purposes that were previously held by Post Properties. This re-identification was made because the tax identity of Post Properties changed by virtue of the merger into MAA. These hedging transactions are included in the derivative disclosures in Note 7 (Derivatives and Hedging Activities).

Taxable REIT subsidiaries

We acquired the operations of a taxable REIT subidiary, or TRS, Colonial Properties Services, Inc., or CPSI, through the Colonial Merger in 2013. As a result, CPSI’s tax attributes are now included in the MAA consolidated financial statements. Formerly, CPSI provided property development, construction, leasing and management services for joint venture and third-party owned properties and administrative services to MAA and engaged in for-sale development activity. CPSI also owned and operated two multifamily apartment communities during 2016, however, during 2016, CPSI distributed these communities to MAALP.  The distribution resulted in a reduction of the deferred tax asset for real estate asset basis differences and the valuation allowance. CPSI currently holds undeveloped land held for sale.

We acquired the operations of a TRS, Post Asset Management, Inc., or PAM, through the Post Merger in 2016. As a result, PAM’s tax attributes are now included in the MAA consolidated financial statements. PAM provides third-party to MAA services as well as to MAA owned properties. PAM also currently holds a tract of undeveloped land held for sale.

We also hold certain undeveloped land through another TRS, MAA Copper Ridge, Inc.

We generally reimburse our TRSs for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. A TRS is an entity that is subject to Federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. Our TRSs recognized no income tax expense for the years ended December 31, 2016, 2015 or 2014.

The TRSs uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. The net deferred tax assets of the Company related to net deferred tax assets of CPSI and the net-loss deferred tax asset acquired by MAA from Colonial in 2013, have been fully offset by a valuation allowance. The net deferred tax assets of PAM were immaterial at December 31, 2016. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized. We considered the four sources of taxable income that should be considered when determining whether a valuation allowance is required (from least to most subjective):

•	taxable income in prior carryback years, if carryback is permitted under the tax law;

•	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.

For the years ended December 31, 2016 and 2015, the components of MAA's deferred income tax assets and liabilities were as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Real estate asset basis differences	$13,387	$25,627
Deferred revenue	—	22
Deferred expenses	12,481	14,106
Net operating loss carryforward	32,585	28,493
Accrued liabilities	102	3,951
	$58,555	$72,199
Deferred tax liabilities:
Real estate asset basis differences	$(311)	$(145)
	$(311)	$(145)
Net deferred tax assets, before valuation allowance	$58,244	$72,054
Valuation allowance	(58,244)	(72,054)
Net deferred tax assets, included in other assets	$—	$—

For the years ended December 31, 2016, 2015 and 2014, the reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to the income tax provision was as follows (dollars in thousands):

	2016	2015	2014
Tax expense at U.S. statutory rates on TRS income subject to tax	$3,185	$2,506	$1,802
Effect of permanent differences and other	—	(730)	(1,110)
Decrease in valuation allowance	(3,185)	(1,776)	(692)
TRS income tax provision	$—	$—	$—

At December 31, 2016 and 2015, CPSI had federal net operating loss, or NOL, carryforwards of approximately $76.6 million and $66.0 million, respectively, for income tax purposes that expire in years 2030 to 2036. Utilization of these NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards before utilization. CPSI generated approximately $9.4 million of taxable loss before NOL carryforwards for the period ended December 31, 2016.

We had no reserve for uncertain tax positions for the years ended December 31, 2016, 2015 and 2014. If necessary, we accrue interest and penalties on unrecognized tax benefits as a component of income tax expense.

For the years ended December 31, 2016, 2015, and 2014, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee. The income tax expense line item shown in the Consolidated Statement of Operations represents the Texas-based margin tax for all Texas properties and federal and state taxes for PAM.

As of December 31, 2016 and 2015, MAA held federal NOL carryforwards of approximately $71.5 million and $46.3 million, respectively, for income tax purposes that expire in years 2019 to 2033. MAA's NOL increased by $25.2 million through its acquisition of Post Properties’ NOL. Utilization of our NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards before utilization. We may use these NOLs to offset all or a portion of the taxable income generated at the REIT level.

Tax years 2013 through 2016 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

10.    SHAREHOLDERS' EQUITY OF MAA

On December 31, 2016, 113,518,212 shares of common stock of MAA and 4,220,403 partnership units in the Operating Partnership (excluding the units held by the Operating Partnership) were issued and outstanding, representing a total of 117,738,615 shares and units. At December 31, 2015, 75,408,571 shares of common stock of MAA and 4,162,996 partnership units in the Operating Partnership were outstanding, representing a total of 79,571,567 shares and units. There were 147,282 outstanding options as of December 31, 2016 compared to 58,112 outstanding options as of December 31, 2015.

During the year ended December 31, 2016, 22,067 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the year ended December 31, 2015, 11,914 shares were acquired for these purposes.

Preferred Stock

As of December 31, 2016, we had one outstanding series of cumulative redeemable preferred stock which was issued pursuant to the Merger and has the following characteristics:

Description	Outstanding Shares	Liquidation Preference(2)	Optional Redemption Date	Redemption Price (1)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)
Series I	867,846	$50.00	10/1/2026	$50.00	8.50%	$4.25
(1) The redemption price is the price at which the preferred stock is redeemable, at our option, for cash.
(2) The total liquidation preference for outstanding preferred stock is $43.4 million.

As discussed in Note 2, these shares of preferred stock were issued in connection with the Merger.

Noncontrolling Interest

Noncontrolling interest in the accompanying Consolidated Financial Statements relates to the limited partnership interest in the Operating Partnership owned by the holders of the Class A limited partner units of the Operating Partnership, or Class A Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B general partner units of the Operating Partnership, or Class B Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interest based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A Units or Class B Units changes the ownership percentage of both the noncontrolling interest and MAA. The issuance of Class B Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B Units equal to the number of shares of common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and Noncontrolling interest is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

MAA’s Board of Directors established economic rights in respect to each Class A Unit that were equivalent to the economic rights in respect to each share of MAA common stock. The holders of Class A Units may redeem each of their units in exchange for one share of common stock in MAA or cash, at the option of MAA. At December 31, 2016, a total of 4,220,403 Class A Units were outstanding and redeemable to MAA by the holders of the units for 4,220,403 shares of MAA common stock or approximately $413.3 million, based on the closing price of MAA’s common stock on December 31, 2016 of $97.92 per share, at MAA’s option. At December 31, 2015, a total of 4,162,996 Class A Units were outstanding and redeemable to MAA by the holders of the units for 4,162,996 shares of MAA common stock or approximately $378.0 million, based on the closing price of MAA’s common stock on December 31, 2015 of $90.81 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the Class A Units as the per share distribution MAA pays in respect to the common stock. Operating Partnership net income for 2016, 2015 and 2014 was allocated approximately 5.0%, 5.2% and 5.3%, respectively, to holders of Class A Units and 95.0%, 94.8% and 94.7%, respectively, to MAA as the holder of all Class B Units.

MAA further determined that the noncontrolling interests in its consolidated real estate entity totaling $2.3 million (see Note 1 - Organization and Summary of Significant Accounting Policies) met the criterion to be classified and accounted for as a component of permanent equity.

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

Shares of common stock totaling 7,906 in 2016, 8,562 in 2015, and 9,055 in 2014 were acquired by shareholders under the DRSPP. MAA did not offer a discount for optional cash purchases in 2016, 2015 or 2014.

At the Market Offering

On December 9, 2015, we entered into distribution agreements with J.P. Morgan Securities, LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to sell up to an aggregate of 4.0 million shares of common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs. As of December 31, 2016, there were 4.0 million shares remaining under the ATM program.

During the years ended December 31, 2016 and 2015, MAA did not sell any shares of common stock under its ATMs. As of December 31, 2016, there were 4.0 million shares available for issuance under MAA's ATMs.

Stock Repurchase Plan

In 1999, MAA’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of MAA’s common stock. As of December 8, 2015, MAA had repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42.0 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2016 under the plan. On December 8, 2015, MAA's Board of Directors authorized us to repurchase up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA's common stock outstanding at the time of such authorization. This December 2015 authorization replaced and superseded the 1999 plan, under which approximately 2.1 million shares remained at the time of the December 2015 authorization.  No shares were repurchased from December 8, 2015 through December 31, 2016 under the current authorization.

Exercise of Stock Options

During the years ended December 31, 2015 and 2014, we issued 7,342 shares and 270,459 shares, respectively, related to the exercise of stock options. These exercises resulted in proceeds of $0.4 million and $12.2 million, respectively. There were no stock options exercised in 2016.

11.    PARTNERS' CAPITAL OF MAALP

Operating Partnership Units

Interests in MAALP are represented by Operating Partnership Units, or OP Units. As of December 31, 2016, there were 117,738,615 OP Units outstanding, 113,518,212 or 96.4% of which were owned by MAA, MAALP's general partner. The remaining 4,220,403 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of December 31,

2015, there were 79,571,567 OP Units outstanding, 75,408,571 or 94.8% of which were owned by MAA and 4,162,996 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of December 31, 2016, a total of 4,220,403 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 113,518,212 Class B Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

Net income (after allocations to preferred ownership interests) is allocated to the general partner and limited partners based on their respective ownership percentages of the Operating Partnership. Issuance or redemption of additional Class A Units or Class B Units changes the relative ownership percentage of the partners. The issuance of Class B Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to the Operating Partnership in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, the Operating Partnership generally redeems an equal number of Class B Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of the Operating Partnership. Holders of the Class A Units may require MAA to redeem their Class A Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A Unit so redeemed.

At December 31, 2016, a total of 4,220,403 Class A Units were outstanding and redeemable for 4,220,403 shares of MAA common stock, with an approximate value of $413.3 million, based on the closing price of MAA’s common stock on December 31, 2016 of $97.92 per share. At December 31, 2015, a total of 4,162,996 Class A Units were outstanding and redeemable for 4,162,996 shares of MAA common stock, with an approximate value of $378.0 million, based on the closing price of MAA’s common stock on December 31, 2015 of $90.81 per share.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

12.     EMPLOYEE BENEFIT PLANS

Following are details of employee benefit plans not previously discussed in Note 5 (Stock Based Compensation).

401(k) Savings Plans

MAA's 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. Subsequent to the Merger, eligible employees of Post Properties continued to actively participate in the Post Properties 401(k) Plan, which also is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA's Board of Directors has the discretion to approve matching contributions to these plans. MAA's contributions to these plans were approximately $2.0 million, $1.0 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Non-Qualified Deferred Compensation Retirement Plan

MAA has adopted a non-qualified deferred compensation retirement plan for certain selected executive employees. Under the terms of the plan, employees may elect to defer a percentage of the compensation and bonus, and MAA may, but is not obligated to, match a portion of their salary deferral. MAA’s match to this plan for the years ended December 31, 2016, 2015 and 2014 was approximately $96,000, $106,000 and $82,000, respectively.

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

For the years ended December 31, 2016, 2015 and 2014, directors deferred 10,166 shares, 8,466 shares and 9,415 shares of common stock, respectively, with weighted-average grant date fair values of $97.99, $78.62 and $70.63, respectively, into the Directors Deferred Compensation Plan.

The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares for the years ended December 31, 2016, 2015 and 2014.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401 (a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all Participants with an account balance under the ESOP became 100% vested. The Company did not contribute to the ESOP during 2016, 2015 or 2014. As of December 31, 2016, there were 149,051 shares outstanding with a fair value of $14.6 million.

13.     COMMITMENTS AND CONTINGENCIES

Land and equipment leases

We have a ground lease expiring in 2074 related to one of its operating communities acquired in the Merger. This lease contains stated rent increases that generally compensate for the impact of inflation.  We also have office, equipment and other operating leases.  Future minimum lease payments for non-cancelable land, equipment and other operating leases at December 31, 2016, were as follows (dollars in thousands):

2017	$836
2018	703
2019	687
2020	707
2021	719
2022 and thereafter	63,600

Legal proceedings

In September 2010, the United States Department of Justice, or DOJ, filed suit against Post Properties (and by virtue of the Merger, MAA) in the United States District Court for the District of Columbia alleging that certain of Post Properties’

apartments violated accessibility requirements of the Fair Housing Act, or FHA. and the Americans with Disabilities Act of 1990, or ADA. The DOJ is seeking, among other things, an injunction against MAA, requiring MAA to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. No trial date has been set and no significant settlement negotiations with the DOJ have occurred.

In addition, we are subject to various other legal proceedings and claims that arise in the ordinary course of its business operations. Matters which arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have any additional material adverse effect on our financial position, results of operations or cash flows.

Loss Contingencies

See discussion of our accounting for loss contingencies in Note 1 (Organization and Summary of Significant Accounting Polices). As of December 31, 2016 and December 31, 2015, the Company's accrual for loss contingencies was $42.1 million and $13.5 million in the aggregate, respectively.

14.    RELATED PARTY TRANSACTIONS

In 2016, 2015 and 2014, we held investments in unconsolidated joint ventures accounted for under the equity method of accounting (see note 1). Our portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

All cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a payable to its General Partner (MAA) of $19,000 at each of the years ended December 31, 2016, and 2015. The Partnership Agreement does not require that this due to/due from be settled in cash until liquidation of the Operating Partnership and therefore there is no regular settlement schedule for these amounts.

15.    EARNINGS FROM DISCONTINUED OPERATIONS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, none of the wholly owned multifamily real estate dispositions for the years ended December 31, 2016 and December 31, 2015 were classified as discontinued operations, and the majority of the wholly owned multifamily real estate dispositions for the year ended December 31, 2014 were not classified as discontinued operations.

One of the ten properties that we sold during 2014, Willow Creek, was classified as discontinued operations in the accompanying Consolidated Statements of Operations. Willow Creek was included in discontinued operations because it had been designated as held for sale and was shown in discontinued operations as of December 31, 2013, and thus was not subject to ASU 2014-08.

As a result of the adoption of ASU No. 2014-08, the Company did not report any discontinued operations for the year ended December 31, 2016 or the year ended December 31, 2015. The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Income from continuing operations:
Net Income available for shareholders	$212,222	$332,287	$142,933
Attributable to noncontrolling interest	12,180	18,458	8,013
Income from continuing operations	$224,402	$350,745	$150,946

Income from discontinued operations:
Attributable to MAA	$—	$—	$5,047
Attributable to noncontrolling interest	—	—	284
Income from discontinued operations	$—	$—	$5,331

The following is a summary of earnings from discontinued operations for MAA and MAALP for the year ended December 31, 2014 (dollars in thousands):

2014
Revenues:
Rental revenues	$75
Other revenues	10
Total revenues	85
Expenses:
Property operating expenses	74
Depreciation and amortization	42
Interest expense	32
Total expenses	148
Income from discontinued operations before gain on sale	(63)
Gain on sale of discontinued operations	5,394
Income from discontinued operations	$5,331

16.     SEGMENT INFORMATION

As of December 31, 2016, we owned or had an ownership interest in 303 multifamily apartment communities in 16 different states and the District of Columbia from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations of each of our apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis.  This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following are the three reportable operating segments for MAA and the Operating Partnership:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have undergone a significant casualty loss. Also included in non same store communities are non multifamily activities which represent less than 1% of our portfolio's net operating income, or NOI.

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

We utilize NOI in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

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

Revenues and NOI for each reportable segment for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016	2015	2014 (1)
Revenues:
Large Market Same Store	$642,679	$612,934	$553,038
Secondary Market Same Store	337,883	327,700	310,281
Non-Same Store and Other	144,786	102,145	128,859
Total property revenues	1,125,348	1,042,779	992,178
Management fee income	—	—	154
Total operating revenues	$1,125,348	$1,042,779	$992,332

NOI:
Large Market Same Store	$399,287	$377,025	$334,255
Secondary Market Same Store	212,053	204,382	190,348
Non-Same Store and Other	90,652	60,727	74,211
Total NOI	701,992	642,134	598,814
Discontinued operations NOI included above	—	—	16
Management fee income	—	—	154
Depreciation and amortization	(322,958)	(294,520)	(301,812)
Acquisition expenses	(2,928)	(2,777)	(2,388)
Property management expenses	(34,093)	(30,990)	(32,095)
General and administrative expenses	(29,040)	(25,716)	(20,909)
Merger related expenses	(39,033)	—	(3,152)
Integration related costs	(1,790)	—	(8,395)
Interest and other non-property income (expense)	724	(368)	770
Interest expense	(129,947)	(122,344)	(123,953)
Loss on debt extinguishment/modification	(83)	(3,602)	(2,586)
Net casualty gain (loss) after insurance and other settlement proceeds	448	473	(476)
Gain on sale of depreciable real estate assets	80,397	189,958	42,649
Income tax expense	(1,699)	(1,673)	(2,050)
Gain on sale of non-depreciable real estate assets	2,171	172	350
Gain (loss) from real estate joint ventures	241	(2)	6,009
Discontinued operations	—	—	5,331
Net income attributable to noncontrolling interests	(12,180)	(18,458)	(8,297)
Preferred dividends	(307)	—	—
Net income available for MAA common shareholders	$211,915	$332,287	$147,980

(1) The 2014 column shows the segment break down based on the 2015 same store portfolios. A comparison using the 2016 same store portfolio would not be comparative due to the nature of the segment classifications.

Assets for each reportable segment as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Assets
Large Market Same Store	$3,945,122	$4,062,595
Secondary Market Same Store	1,707,495	1,756,313
Non-Same Store and Other	5,722,231	956,336
Corporate assets	229,643	72,537
Total assets	$11,604,491	$6,847,781

17.      REAL ESTATE ACQUISITIONS AND DISPOSITIONS

The following chart shows our acquisition activity, excluding properties acquired through the Merger, for the year ended December 31, 2016:

Community	Market	Units/Acres	Date Acquired
The Apartments at Cobblestone Square	Fredericksburg, Virginia	314	March 1, 2016
Residences at Fountainhead	Phoenix, Arizona	322	June 30, 2016
Yale at 6th	Houston, Texas	352	September 8, 2016
Innovation Apartment Homes	Greenville, South Carolina	336	September 22, 2016
1201 Midtown	Charleston, South Carolina	302	December 15, 2016

The following chart shows our disposition activity for the year ended December 31, 2016:

Community	Market	Units/Sq. Ft./Acres	Date Sold
McKinney (1)	Dallas, Texas	30 acres	February 5, 2016
Colonial Promenade Nord du Lac	Covington, Louisiana	295,447 sq. ft.	March 28, 2016
Colonial Promenade Nord du Lac - Outparcels	Covington, Louisiana	25 acres	March 28, 2016
Colonial Grand at Heathrow - Adjacent Land Parcels	Orlando, Florida	11 acres	April 7, 2016
Land Title Building (2)	Birmingham, Alabama	29,971 sq. ft.	May 23, 2016
Colonial Promenade Huntsville - Outparcel	Huntsville, Alabama	1 acre	June 29, 2016
CG at Autumn Park	Greensboro, North Carolina	402	August 18, 2016
Corners at Crystal Lake	Winston-Salem, North Carolina	240	August 18, 2016
CV at Glen Eagles	Winston-Salem, North Carolina	310	August 18, 2016
CV at Mill Creek	Winston-Salem, North Carolina	220	August 18, 2016
Abbington Place	Huntsville, Alabama	152	September 13, 2016
CV at Stone Point	Charlotte, North Carolina	192	September 13, 2016
CV at Greystone	Charlotte, North Carolina	408	September 13, 2016
CV at Woodlake	Raleigh/Durham, North Carolina	266	November 17, 2016
CV at Tradewinds	Norfolk/Hampton/Virginia Beach, Virginia	284	November 17, 2016
CV Harbour Club	Norfolk/Hampton/Virginia Beach, Virginia	213	November 17, 2016
CV Main Park	Dallas, Texas	192	November 17, 2016
Lane at Towne Crossing	Dallas, Texas	384	November 17, 2016

18.     SUBSEQUENT EVENTS

On February 7, 2017, we paid off the $15.8 million remaining principal balance of the mortgage on the Grand Cypress apartment community.

19.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MID-AMERICA APARTMENT COMMUNITIES, INC. (UNAUDITED)

(Dollars in thousands except per share data)

	Year Ended December 31, 2016
	First	Second	Third	Fourth
Total operating revenues	$269,016	$272,236	$276,898	$307,198
Income from continuing operations before non-operating items	$76,709	$77,794	$73,790	$43,857
Interest expense	$(32,211)	$(32,039)	$(32,168)	$(33,529)
Gain (loss) from real estate joint ventures	$128	$(101)	$—	$214
Net income	$45,808	$47,630	$88,906	$42,058
Net income attributable to noncontrolling interest	$2,395	$2,486	$4,627	$2,672
Dividends to preferred shareholders	$—	$—	$—	$307
Net income available for MAA common shareholders	$43,413	$45,144	$84,279	$39,079

Per share:
Net income available per common share - basic	$0.58	$0.60	$1.12	$0.44
Net income available per common share - diluted	$0.58	$0.60	$1.12	$0.44
Dividend paid	$0.82	$0.82	$0.82	$0.82

	Year Ended December 31, 2015
	First	Second	Third	Fourth
Total operating revenues	$258,552	$258,891	$261,998	$263,337
Income from continuing operations before non-operating items	$69,393	$68,837	$73,138	$76,763
Interest expense	$(30,848)	$(30,433)	$(30,229)	$(30,834)
Gain (loss) from real estate joint ventures	$19	$(23)	$(1)	$3
Net income	$64,677	$143,873	$96,828	$45,367
Net income attributable to noncontrolling interest	$3,410	$7,574	$5,094	$2,380
Dividends to preferred shareholders	$—	$—	$—	$—
Net income available for MAA common shareholders	$61,267	$136,299	$91,734	$42,987

Per share:
Net income available per common share - basic	$0.81	$1.81	$1.22	$0.57
Net income available per common share - diluted	$0.81	$1.81	$1.22	$0.57
Dividend paid	$0.77	$0.77	$0.77	$0.77

20.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MID-AMERICA APARTMENTS, L.P. (UNAUDITED)

(Dollars in thousands except per unit data)

	Year Ended December 31, 2016
	First	Second	Third	Fourth
Total operating revenues	$269,016	$272,236	$276,898	$307,198
Income from continuing operations before non-operating items	$76,709	$77,794	$73,790	$43,857
Interest expense	$(32,211)	$(32,039)	$(32,168)	$(33,529)
Gain (loss) from real estate joint ventures	$128	$(101)	$—	$214
Net Income	$45,808	$47,630	$88,906	$42,058
Dividends to preferred unitholders	$—	$—	$—	$307
Net income available for common unitholders	$45,808	$47,630	$88,906	$41,751

Per unit:
Net income available per common unit - basic	$0.61	$0.60	$1.12	$0.45
Net income available per common unit - diluted	$0.61	$0.60	$1.12	$0.45
Distribution paid	$0.82	$0.82	$0.82	$0.82

	Year Ended December 31, 2015
	First	Second	Third	Fourth
Total operating revenues	$258,552	$258,891	$261,998	$263,337
Income from continuing operations before non-operating items	$69,393	$68,837	$73,138	$76,763
Interest expense	$(30,848)	$(30,433)	$(30,229)	$(30,834)
Gain (loss) from real estate joint ventures	$19	$(23)	$(1)	$3
Net income	$64,677	$143,873	$96,828	$45,367
Dividends to preferred unitholders	$—	$—	$—	$—
Net income available for common unitholders	$64,677	$143,873	$96,828	$45,367

Per unit:
Net income available per common unit - basic	$0.81	$1.81	$1.22	$0.57
Net income available per common unit - diluted	$0.81	$1.81	$1.22	$0.57
Distribution paid	$0.77	$0.77	$0.77	$0.77

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(Dollars in thousands)

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$1,072	$2,640	$29,914	$32,554	$(5,587)	$26,967	2009	1 - 40
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,761	22,079	—	2,259	3,761	24,338	28,099	(3,881)	24,218	2010	1 - 40
Colonial Village at Trussville	Birmingham, AL	—		3,402	31,813	—	1,694	3,402	33,507	36,909	(4,868)	32,041	1996/97	1 - 40
Eagle Ridge	Birmingham, AL	—	(1)	851	7,667	—	3,593	851	11,260	12,111	(6,842)	5,269	1986	1 - 40
Colonial Grand at Traditions	Gulf Shores,AL	—		3,211	25,162	—	1,558	3,211	26,720	29,931	(4,202)	25,729	2007	1 - 40
Colonial Grand at Edgewater	Huntsville, AL	20,472		4,943	38,673	—	3,904	4,943	42,577	47,520	(5,669)	41,851	1990	1 - 40
Paddock Club at Providence	Huntsville, AL	—		909	10,152	830	13,272	1,739	23,424	25,163	(12,467)	12,696	1993	1 - 40
Colonial Grand at Madison	Madison, AL	17,028		3,601	28,934	—	1,119	3,601	30,053	33,654	(4,488)	29,166	2000	1 - 40
Paddock Club Montgomery	Montgomery, AL	—		965	13,190	—	1,769	965	14,959	15,924	(7,299)	8,625	1999	1 - 40
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	583	1,290	12,821	14,111	(1,861)	12,250	2008	1 - 40
Colonial Grand at Liberty Park	Vestavia Hills, AL	16,404		3,922	30,977	—	3,249	3,922	34,226	38,148	(4,992)	33,156	2000	1 - 40
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	1,891	7,901	29,073	36,974	(8,483)	28,491	2007	1 - 40
Residences at Fountainhead	Phoenix, AZ	—		12,212	56,705	—	566	12,212	57,271	69,483	(875)	68,608	2015	1 - 40
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	1,832	2,668	16,409	19,077	(4,413)	14,664	2007	1 - 40
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	2,153	12,741	49,854	62,595	(17,449)	45,146	2005	1 - 40
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,219	26,255	—	1,211	4,219	27,466	31,685	(3,931)	27,754	2002	1 - 40
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,612	20,273	—	1,660	3,612	21,933	25,545	(3,137)	22,408	1999	1 - 40
Colonial Grand at OldTown Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	3,589	7,820	55,216	63,036	(7,643)	55,393	1994/95	1 - 40
SkySong	Scottsdale, AZ	—		—	55,748	—	609	—	56,357	56,357	(2,310)	54,047	2014	1 - 40
Calais Forest	Little Rock, AR	—		1,026	9,244	—	7,442	1,026	16,686	17,712	(10,657)	7,055	1987	1 - 40
Napa Valley	Little Rock, AR	—		960	8,642	—	4,833	960	13,475	14,435	(8,507)	5,928	1984	1 - 40
Palisades at Chenal Valley	Little Rock, AR	—		2,560	25,234	—	2,941	2,560	28,175	30,735	(5,145)	25,590	2006	1 - 40
Ridge at Chenal Valley	Little Rock, AR	—		2,626	—	—	27,222	2,626	27,222	29,848	(3,130)	26,718	2012	1 - 40
Westside Creek	Little Rock, AR	—		1,271	11,463	—	7,554	1,271	19,017	20,288	(11,244)	9,044	1984/86	1 - 40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	4,671	1,024	13,890	14,914	(9,016)	5,898	1985	1 - 40
Indigo Point	Brandon, FL	—	(1)	1,167	10,500	—	3,219	1,167	13,719	14,886	(7,929)	6,957	1989	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	5,223	2,896	31,334	34,230	(17,961)	16,269	1998	1 - 40
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	2,515	2,980	42,745	45,725	(5,885)	39,840	1999	1 - 40
The Preserve at Coral Square	Coral Springs, FL	—		9,600	40,004	—	8,573	9,600	48,577	58,177	(20,516)	37,661	1996	1 - 40
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	4,295	1,800	20,174	21,974	(8,645)	13,329	1999	1 - 40
The Retreat at Magnolia Park	Gainesville, FL	—		2,040	16,338	—	504	2,040	16,842	18,882	(3,299)	15,583	2009	1 - 40
Colonial Grand at Heathrow	Heathrow, FL	20,310		4,101	35,684	—	2,072	4,101	37,756	41,857	(5,448)	36,409	1997	1 - 40
220 Riverside	Jacksonville, FL	—		2,500	38,416	—	2,180	2,500	40,596	43,096	(1,362)	41,734	2015	1 - 40
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	1,393	4,000	20,888	24,888	(4,246)	20,642	2008	1 - 40
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,250	854	10,750	11,604	(7,460)	4,144	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	5,121	1,533	18,956	20,489	(11,640)	8,849	1987	1 - 40
Lakeside	Jacksonville, FL	—		1,430	12,883	—	7,341	1,430	20,224	21,654	(14,045)	7,609	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	35,052	—	4,769	4,047	39,821	43,868	(17,929)	25,939	2003	1 - 40
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	2,382	1,411	17,349	18,760	(8,381)	10,379	1998	1 - 40
St. Augustine	Jacksonville, FL	—		2,857	6,475	—	19,440	2,857	25,915	28,772	(11,487)	17,285	1987	1 - 40
St. Augustine II	Jacksonville, FL	—		—	—	—	—	—	—	—	—	—	2008	1 - 40
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	859	6,417	36,928	43,345	(7,033)	36,312	2009	1 - 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(8)	8,356	1,678	23,535	25,213	(15,203)	10,010	1986	1 - 40
Paddock Club Lakeland	Lakeland, FL	—		1,221	20,452	—	7,447	1,221	27,899	29,120	(17,072)	12,048	1988/90	1 - 40
Colonial Grand at Town Park	Lake Mary, FL	36,208		5,742	56,562	—	2,341	5,742	58,903	64,645	(8,810)	55,835	2005	1 - 40
Colonial Grand at Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	274	3,481	10,585	14,066	(1,610)	12,456	2004	1 - 40
Colonial Grand at Lake Mary	Lake Mary, FL	—		6,346	41,539	—	22,933	6,346	64,472	70,818	(7,171)	63,647	2012	1 - 40
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	2,484	7,880	43,659	51,539	(6,803)	44,736	2006	1 - 40
Colonial Grand at Heather Glen	Orlando, FL	—		4,662	56,988	—	3,473	4,662	60,461	65,123	(8,260)	56,863	2000	1 - 40
Colonial Grand at Randal Lakes	Orlando, FL	—		5,659	50,553	—	10,544	5,659	61,097	66,756	(4,479)	62,277	2013	1 - 40
Post Lake at Baldwin Park	Orlando, FL	—		18,137	144,474	—	129	18,137	144,603	162,740	(479)	162,261	2011	1 - 40
Post Lakeside	Orlando, FL	—		7,060	52,688	—	39	7,060	52,727	59,787	(157)	59,630	2013	1 - 40
Post Parkside	Orlando, FL	—		5,680	49,849	—	47	5,680	49,896	55,576	(167)	55,409	1999	1 - 40
Park Crest at Innisbrook	Palm Harbor, FL	27,805		6,900	26,613	—	1,575	6,900	28,188	35,088	(7,835)	27,253	2000	1 - 40
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	3,476	893	17,752	18,645	(9,179)	9,466	2000	1 - 40
Colonial Village at Twin Lakes	Sanford, FL	23,691		3,091	47,793	—	1,325	3,091	49,118	52,209	(7,053)	45,156	2005	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	14,079	1,480	18,884	20,364	(11,387)	8,977	1992	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Verandas at Southwood	Tallahassee, FL	—		3,600	25,914	—	476	3,600	26,390	29,990	(2,217)	27,773	2003	1 - 40
Belmere	Tampa, FL	—	(1)	852	7,667	—	5,654	852	13,321	14,173	(9,259)	4,914	1984	1 - 40
Links at Carrollwood	Tampa, FL	—		817	7,355	110	4,887	927	12,242	13,169	(7,431)	5,738	1980	1 - 40
Post Bay at Rocky Point	Tampa, FL	—		4,550	28,437	—	24	4,550	28,461	33,011	(90)	32,921	1997	1 - 40
Post Harbour Place	Tampa, FL	—		16,329	116,412	—	87	16,329	116,499	132,828	(401)	132,427	1997	1 - 40
Post Hyde Park	Tampa, FL	42,807		16,925	95,441	—	84	16,925	95,525	112,450	(330)	112,120	1994	1 - 40
Post Rocky Point	Tampa, FL	—		35,331	153,397	—	137	35,331	153,534	188,865	(502)	188,363	1994-1996	1 - 40
Post Soho Square	Tampa, FL	—		5,201	56,397	—	38	5,201	56,435	61,636	(215)	61,421	2012	1 - 40
Village Oaks	Tampa, FL	—		2,738	19,055	153	2,185	2,891	21,240	24,131	(6,126)	18,005	2005	1 - 40
Colonial Grand at Hampton Preserve	Tampa, FL	—		6,233	69,535	—	981	6,233	70,516	76,749	(9,408)	67,341	2012	1 - 40
Colonial Grand at Seven Oaks	Wesley Chapel, FL	25,015		3,051	42,768	—	1,306	3,051	44,074	47,125	(5,931)	41,194	2004	1 - 40
Colonial Grand at Windermere	Windermere, FL	—		2,711	36,710	—	844	2,711	37,554	40,265	(4,930)	35,335	2009	1 - 40
Allure at Brookwood	Atlanta, GA	—		11,168	52,758	—	3,662	11,168	56,420	67,588	(8,811)	58,777	2008	1 - 40
Allure in Buckhead Village Residential	Atlanta, GA	—		8,633	19,844	—	5,625	8,633	25,469	34,102	(4,603)	29,499	2002	1 - 40
The High Rise at Post Alexander	Atlanta, GA	—		8,452	92,440	—	122	8,452	92,562	101,014	(450)	100,564	2015	1 - 40
Post Alexander	Atlanta, GA	—		15,471	73,418	—	64	15,471	73,482	88,953	(237)	88,716	2006	1 - 40
Post Briarcliff	Atlanta, GA	55,365		24,694	115,145	—	103	24,694	115,248	139,942	(359)	139,583	1996	1 - 40
Post Brookhaven	Atlanta, GA	—		29,106	106,666	—	107	29,106	106,773	135,879	(361)	135,518	1989-1992	1 - 40
Post Chastain	Atlanta, GA	—		30,284	83,125	—	83	30,284	83,208	113,492	(258)	113,234	1990	1 - 40
Post Crossing	Atlanta, GA	24,858		15,831	48,147	—	56	15,831	48,203	64,034	(157)	63,877	1995	1 - 40
Post Gardens	Atlanta, GA	—		17,943	56,198	—	102	17,943	56,300	74,243	(194)	74,049	1996	1 - 40
Post Glen	Atlanta, GA	25,825		13,906	51,178	—	62	13,906	51,240	65,146	(162)	64,984	1996	1 - 40
Post Parkside	Atlanta, GA	—		11,047	34,345	—	27	11,047	34,372	45,419	(102)	45,317	1999	1 - 40
Post Peachtree Hills	Atlanta, GA	—		11,998	55,372	—	50	11,998	55,422	67,420	(171)	67,249	1992-1994/2009	1 - 40
Post Riverside	Atlanta, GA	—		23,813	89,532	—	117	23,813	89,649	113,462	(332)	113,130	1996	1 - 40
Post Spring	Atlanta, GA	—		18,634	57,927	—	65	18,634	57,992	76,626	(204)	76,422	1999	1 - 40
Post Stratford	Atlanta, GA	—		—	30,107	—	23	—	30,130	30,130	(104)	30,026	1999	1 - 40
Sanctuary at Oglethorpe	Atlanta, GA	—		6,875	31,441	—	3,945	6,875	35,386	42,261	(10,954)	31,307	1994	1 - 40
Terraces at Fieldstone	Conyers, GA	—		1,284	15,819	—	2,464	1,284	18,283	19,567	(8,518)	11,049	1999	1 - 40
Prescott	Duluth, GA	—	(2)	3,840	24,011	—	3,216	3,840	27,227	31,067	(11,318)	19,749	2001	1 - 40
Colonial Grand at Berkeley Lake	Duluth, GA	—		1,960	15,707	—	1,381	1,960	17,088	19,048	(2,839)	16,209	1998	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Grand at River Oaks	Duluth, GA	15,114		4,360	13,579	—	1,375	4,360	14,954	19,314	(3,126)	16,188	1992	1 - 40
Colonial Grand at River Plantation	Duluth, GA	—		2,059	19,158	—	1,525	2,059	20,683	22,742	(3,427)	19,315	1994	1 - 40
Colonial Grand at McDaniel Farm	Duluth, GA	—		3,985	32,206	—	2,710	3,985	34,916	38,901	(5,734)	33,167	1997	1 - 40
Colonial Grand at Pleasant Hill	Duluth, GA	—		6,753	32,202	—	2,677	6,753	34,879	41,632	(5,553)	36,079	1996	1 - 40
Colonial Grand at Mount Vernon	Dunwoody, GA	15,430		6,861	23,748	—	2,122	6,861	25,870	32,731	(3,498)	29,233	1997	1 - 40
Lake Lanier Club I	Gainesville, GA	—		3,560	22,611	—	4,445	3,560	27,056	30,616	(10,877)	19,739	1998	1 - 40
Lake Lanier Club II	Gainesville, GA	—	(2)	3,150	18,383	—	2,151	3,150	20,534	23,684	(8,116)	15,568	2001	1 - 40
Colonial Grand at Shiloh	Kennesaw, GA	29,518		4,864	45,893	—	2,454	4,864	48,347	53,211	(7,224)	45,987	2002	1 - 40
Millstead Village	LaGrange, GA	—		3,100	29,240	—	458	3,100	29,698	32,798	(4,135)	28,663	1998	1 - 40
Colonial Grand at Barrett Creek	Marietta, GA	22,146		5,661	26,186	—	1,863	5,661	28,049	33,710	(4,713)	28,997	1999	1 - 40
Colonial Grand at Godley Station	Pooler, GA	11,213		1,800	35,454	—	1,784	1,800	37,238	39,038	(5,079)	33,959	2001	1 - 40
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	853	1,750	31,746	33,496	(4,563)	28,933	2008	1 - 40
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	1,750	1,500	26,612	28,112	(4,947)	23,165	2009	1 - 40
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	2,976	1,288	14,555	15,843	(8,724)	7,119	1997	1 - 40
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	2,164	2,441	39,027	41,468	(5,343)	36,125	1997	1 - 40
Colonial Village at Greentree	Savannah, GA	—		1,710	10,494	—	832	1,710	11,326	13,036	(2,038)	10,998	1984	1 - 40
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	573	2,521	8,796	11,317	(1,382)	9,935	1986	1 - 40
Colonial Village at Marsh Cove	Savannah, GA	—		5,231	8,555	—	672	5,231	9,227	14,458	(1,715)	12,743	1983	1 - 40
Oaks at Wilmington Island	Savannah, GA	—		2,910	25,315	(46)	3,429	2,864	28,744	31,608	(10,188)	21,420	1999	1 - 40
Highlands of West Village I	Smyrna, GA	38,672		9,052	43,395	—	5,221	9,052	48,616	57,668	(3,765)	53,903	2006	1 - 40
Highlands of West Village II	Smyrna, GA	—		5,358	30,338	—	78	5,358	30,416	35,774	(2,229)	33,545	2012	1 - 40
Terraces at Townelake	Woodstock, GA	—		1,331	11,918	1,688	21,692	3,019	33,610	36,629	(18,017)	18,612	1999	1 - 40
Haven at Praire Trace	Overland Park, KS	—		3,500	40,614	—	787	3,500	41,401	44,901	(1,527)	43,374	2015	1 - 40
Grand Reserve at Pinnacle	Lexington, KY	—	(1)	2,024	31,525	—	4,378	2,024	35,903	37,927	(15,607)	22,320	2000	1 - 40
Lakepointe	Lexington, KY	—		411	3,699	—	2,328	411	6,027	6,438	(4,183)	2,255	1986	1 - 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	3,225	694	9,467	10,161	(6,669)	3,492	1989	1 - 40
Village, The	Lexington, KY	—	(1)	900	8,097	—	4,283	900	12,380	13,280	(8,662)	4,618	1989	1 - 40
Stonemill Village	Louisville, KY	—		1,169	10,518	—	8,923	1,169	19,441	20,610	(12,906)	7,704	1985	1 - 40
Crosswinds	Jackson, MS	—		1,535	13,826	—	4,544	1,535	18,370	19,905	(12,072)	7,833	1989	1 - 40
Pear Orchard	Jackson, MS	—		1,351	12,168	—	8,061	1,351	20,229	21,580	(13,723)	7,857	1985	1 - 40
Reflection Pointe	Jackson, MS	—		710	8,770	138	8,275	848	17,045	17,893	(11,088)	6,805	1986	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Lakeshore Landing	Ridgeland, MS	—		676	6,284	—	2,811	676	9,095	9,771	(4,145)	5,626	1974	1 - 40
Market Station	Kansas City, MO	—		5,814	46,241	—	1,322	5,814	47,563	53,377	(6,925)	46,452	2010	1 - 40
Residences at Burlington Creek	Kansas City, MO	—		4,000	42,144	—	514	4,000	42,658	46,658	(2,203)	44,455	2013/14	1 - 40
The Denton	Kansas City, MO	—		750	8,795	—	48	750	8,843	9,593	(225)	9,368	2014	1 - 40
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	949	4,091	30,775	34,866	(4,535)	30,331	2009	1 - 40
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	1,537	4,909	27,180	32,089	(4,175)	27,914	2007	1 - 40
Colonial Village at Beaver Creek	Apex, NC	—		7,491	34,863	—	1,275	7,491	36,138	43,629	(4,968)	38,661	2007	1 - 40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	4,377	900	12,476	13,376	(7,483)	5,893	1988	1 - 40
Waterford Forest	Cary, NC	—	(2)	4,000	20,250	—	3,221	4,000	23,471	27,471	(9,431)	18,040	1996	1 - 40
1225 South Church I	Charlotte, NC	—		9,612	22,342	—	24,977	9,612	47,319	56,931	(6,178)	50,753	2010	1 - 40
Colonial Grand at Ayrsley	Charlotte, NC	—		2,481	52,119	—	12,797	2,481	64,916	67,397	(8,282)	59,115	2008	1 - 40
Colonial Grand at Beverly Crest	Charlotte, NC	16,462		3,161	24,004	—	2,129	3,161	26,133	29,294	(3,617)	25,677	1996	1 - 40
Colonial Grand at Legacy Park	Charlotte, NC	—		2,891	28,272	—	1,646	2,891	29,918	32,809	(4,282)	28,527	2001	1 - 40
Colonial Grand at Mallard Creek	Charlotte, NC	14,520		4,591	27,713	—	959	4,591	28,672	33,263	(4,170)	29,093	2005	1 - 40
Colonial Grand at Mallard Lake	Charlotte, NC	19,942		3,250	31,389	—	2,327	3,250	33,716	36,966	(4,907)	32,059	1998	1 - 40
Colonial Grand at University Center	Charlotte, NC	—		1,620	17,499	—	511	1,620	18,010	19,630	(2,437)	17,193	2005	1 - 40
Colonial Reserve at South End	Charlotte, NC	—		4,628	44,282	—	11,006	4,628	55,288	59,916	(3,868)	56,048	2013	1 - 40
Colonial Village at Chancellor Park	Charlotte, NC	—		5,311	28,016	—	2,632	5,311	30,648	35,959	(4,161)	31,798	1999	1 - 40
Colonial Village at South Tryon	Charlotte, NC	—		2,260	19,489	—	1,121	2,260	20,610	22,870	(2,951)	19,919	2002	1 - 40
Colonial Village at Timber Crest	Charlotte, NC	—		2,901	17,192	—	1,435	2,901	18,627	21,528	(2,454)	19,074	2000	1 - 40
Enclave	Charlotte, NC	—		1,461	18,984	—	675	1,461	19,659	21,120	(2,366)	18,754	2008	1 - 40
Post Ballantyne	Charlotte, NC	—		16,249	44,904	—	46	16,249	44,950	61,199	(138)	61,061	2004	1 - 40
Post Gateway Place	Charlotte, NC	—		17,563	57,552	—	56	17,563	57,608	75,171	(199)	74,972	2000	1 - 40
Post Park at Phillips Place	Charlotte, NC	—		20,911	65,642	—	116	20,911	65,758	86,669	(215)	86,454	1996	1 - 40
Post South End	Charlotte, NC	—		18,873	58,912	—	48	18,873	58,960	77,833	(169)	77,664	2009	1 - 40
Post Uptown Place	Charlotte, NC	—		10,910	30,136	—	28	10,910	30,164	41,074	(99)	40,975	2000	1 - 40
Colonial Grand at Cornelius	Cornelius, NC	—		4,571	29,151	—	848	4,571	29,999	34,570	(4,455)	30,115	2009	1 - 40
Colonial Grand at Patterson Place	Durham, NC	13,343		2,590	27,126	—	1,744	2,590	28,870	31,460	(4,023)	27,437	1997	1 - 40
Colonial Village at Deerfield	Durham, NC	—		3,271	15,609	—	1,016	3,271	16,625	19,896	(2,827)	17,069	1985	1 - 40
Colonial Grand at Research Park	Durham, NC	—		4,201	37,682	—	1,395	4,201	39,077	43,278	(5,671)	37,607	2002	1 - 40
Colonial Grand at Huntersville	Huntersville, NC	20,376		4,251	31,948	—	1,300	4,251	33,248	37,499	(4,786)	32,713	2008	1 - 40

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Village at Matthews	Matthews, NC	—	3,071	21,830	—	3,339	3,071	25,169	28,240	(3,993)	24,247	2008	1 - 40
Colonial Grand at Matthews Commons	Matthews, NC	—	3,690	28,536	—	1,481	3,690	30,017	33,707	(4,193)	29,514	2008	1 - 40
Colonial Grand at Arringdon	Morrisville, NC	22,153	6,401	31,134	—	1,663	6,401	32,797	39,198	(4,680)	34,518	2003	1 - 40
Colonial Grand at Brier Creek	Raleigh, NC	28,856	7,372	50,202	—	1,257	7,372	51,459	58,831	(7,029)	51,802	2010	1 - 40
Colonial Grand at Brier Falls	Raleigh, NC	—	6,572	48,910	—	1,075	6,572	49,985	56,557	(6,730)	49,827	2008	1 - 40
Colonial Grand at Crabtree Valley	Raleigh, NC	12,219	2,241	18,434	—	1,208	2,241	19,642	21,883	(2,581)	19,302	1997	1 - 40
Hue	Raleigh, NC	—	3,690	29,910	—	2,161	3,690	32,071	35,761	(5,783)	29,978	2009	1 - 40
Colonial Grand at Trinity Commons	Raleigh, NC	27,974	5,232	45,138	—	2,084	5,232	47,222	52,454	(6,973)	45,481	2000/02	1 - 40
Post Parkside at Wade	Raleigh, NC	—	7,211	52,064	—	37	7,211	52,101	59,312	(204)	59,108	2011	1 - 40
Preserve at Brier Creek	Raleigh, NC	—	5,850	21,980	(19)	24,242	5,831	46,222	52,053	(14,514)	37,539	2004	1 - 40
Providence at Brier Creek	Raleigh, NC	—	4,695	29,007	—	1,561	4,695	30,568	35,263	(8,939)	26,324	2007	1 - 40
Tanglewood	Anderson, SC	—	427	3,853	—	2,911	427	6,764	7,191	(4,810)	2,381	1980	1 - 40
Colonial Grand at Cypress Cove	Charleston, SC	—	3,610	28,645	—	1,464	3,610	30,109	33,719	(4,347)	29,372	2001	1 - 40
Colonial Village at Hampton Pointe	Charleston, SC	—	3,971	22,790	—	3,112	3,971	25,902	29,873	(3,680)	26,193	1986	1 - 40
Colonial Grand at Quarterdeck	Charleston, SC	—	920	24,097	—	4,897	920	28,994	29,914	(3,783)	26,131	1987	1 - 40
Colonial Village at Westchase	Charleston, SC	—	4,571	20,091	—	1,932	4,571	22,023	26,594	(3,634)	22,960	1985	1 - 40
River's Walk	Charleston, SC	—	5,200	28,682	—	283	5,200	28,965	34,165	(2,314)	31,851	2013	1 - 40
River's Walk II	Charleston, SC	—	3,631	10,748	—	8	3,631	10,756	14,387	(130)	14,257	2016	1 - 40
1201 Midtown	Charleston, SC	—	11,929	57,885	—	50	11,929	57,935	69,864	(140)	69,724	2015	1 - 40
Fairways, The	Columbia, SC	—	910	8,207	—	3,230	910	11,437	12,347	(7,850)	4,497	1992	1 - 40
Paddock Club Columbia	Columbia, SC	—	1,840	16,560	—	4,123	1,840	20,683	22,523	(12,692)	9,831	1991	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Village at Windsor Place	Goose Creek, SC	—		1,321	14,163	—	1,919	1,321	16,082	17,403	(2,593)	14,810	1985	1 - 40
Highland Ridge	Greenville, SC	—		482	4,337	—	2,406	482	6,743	7,225	(4,298)	2,927	1984	1 - 40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	3,263	1,304	15,003	16,307	(9,725)	6,582	1987	1 - 40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	1,783	1,200	12,583	13,783	(7,885)	5,898	1996	1 - 40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	4,230	360	7,155	7,515	(5,087)	2,428	1983	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Spring Creek	Greenville, SC	—		597	5,374	(14)	2,879	583	8,253	8,836	(5,483)	3,353	1985	1 - 40
Innovation Apartment Homes	Greenville, SC	—		4,437	52,026	—	171	4,437	52,197	56,634	(444)	56,190	2015	1 - 40
Runaway Bay	Mt. Pleasant, SC	—		1,085	7,269	12	5,913	1,097	13,182	14,279	(8,096)	6,183	1988	1 - 40
Colonial Grand at Commerce Park	North Charleston, SC	—		2,780	33,966	—	1,238	2,780	35,204	37,984	(4,877)	33,107	2008	1 - 40
535 Brookwood	Simpsonville, SC	12,610		1,216	18,666	—	1,057	1,216	19,723	20,939	(4,490)	16,449	2008	1 - 40
Park Place	Spartanburg, SC	—		723	6,504	—	2,973	723	9,477	10,200	(5,972)	4,228	1987	1 - 40
Farmington Village	Summerville, SC	—		2,800	26,295	—	1,543	2,800	27,838	30,638	(8,718)	21,920	2007	1 - 40
Colonial Village at Waters Edge	Summerville, SC	—		2,103	9,187	—	2,949	2,103	12,136	14,239	(2,148)	12,091	1985	1 - 40
Hamilton Pointe	Chattanooga, TN	—		1,131	10,632	—	4,215	1,131	14,847	15,978	(6,593)	9,385	1989	1 - 40
Hidden Creek	Chattanooga, TN	—	(1)	972	8,954	—	4,622	972	13,576	14,548	(5,183)	9,365	1987	1 - 40
Steeplechase	Chattanooga, TN	—		217	1,957	—	3,055	217	5,012	5,229	(3,343)	1,886	1986	1 - 40
Windridge	Chattanooga, TN	—		817	7,416	—	3,854	817	11,270	12,087	(7,018)	5,069	1984	1 - 40
Kirby Station	Memphis, TN	—		1,148	10,337	—	9,713	1,148	20,050	21,198	(12,593)	8,605	1978	1 - 40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	14,800	1,498	35,283	36,781	(23,470)	13,311	1992	1 - 40
Park Estate	Memphis, TN	—		178	1,141	—	4,690	178	5,831	6,009	(4,515)	1,494	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	—		1,260	16,043	2,147	38,978	3,407	55,021	58,428	(23,640)	34,788	2000	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	2,950	915	17,724	18,639	(8,414)	10,225	1999	1 - 40
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	1,217	4,950	29,270	34,220	(5,466)	28,754	2010	1 - 40
Avondale at Kennesaw	Nashville, TN	17,378		3,456	22,443	—	1,705	3,456	24,148	27,604	(5,550)	22,054	2008	1 - 40
Brentwood Downs	Nashville, TN	—		1,193	10,739	(2)	6,091	1,191	16,830	18,021	(10,992)	7,029	1986	1 - 40
Colonial Grand at Bellevue	Nashville, TN	20,893		8,622	34,229	—	1,763	8,622	35,992	44,614	(5,451)	39,163	1996	1 - 40
Colonial Grand at Bellevue (Phase II)	Nashville, TN	—		8,656	29,967	—	64	8,656	30,031	38,687	(1,294)	37,393	2015	1 - 40
Grand View Nashville	Nashville, TN	—		2,963	33,673	—	6,414	2,963	40,087	43,050	(17,055)	25,995	2001	1 - 40
Monthaven Park	Nashville, TN	—		2,736	28,902	—	4,821	2,736	33,723	36,459	(14,774)	21,685	2000	1 - 40
Park at Hermitage	Nashville, TN	—		1,524	14,800	—	8,308	1,524	23,108	24,632	(15,306)	9,326	1987	1 - 40
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	50,973	6,670	50,973	57,643	(5,770)	51,873	2012	1 - 40
Verandas at Sam Ridley	Nashville, TN	21,388		3,350	28,308	—	1,541	3,350	29,849	33,199	(6,687)	26,512	2009	1 - 40
Northwood	Arlington, TX	—		886	8,051	—	2,826	886	10,877	11,763	(4,828)	6,935	1980	1 - 40
Balcones Woods	Austin, TX	—		1,598	14,398	—	8,516	1,598	22,914	24,512	(14,395)	10,117	1983	1 - 40
Colonial Grand at Canyon Creek	Austin, TX	13,951		3,621	32,137	—	1,305	3,621	33,442	37,063	(4,854)	32,209	2008	1 - 40
Colonial Grand at Canyon Ranch	Austin, TX	—		3,778	20,201	—	1,489	3,778	21,690	25,468	(3,477)	21,991	2003	1 - 40

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Grand at Double Creek	Austin, TX	—	3,131	29,375	—	443	3,131	29,818	32,949	(4,408)	28,541	2013	1 - 40
Colonial Grand at Onion Creek	Austin, TX	—	4,902	33,010	—	1,080	4,902	34,090	38,992	(5,034)	33,958	2009	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	—	3,150	11,393	—	3,126	3,150	14,519	17,669	(6,067)	11,602	1996	1 - 40
Colonial Village at Quarry Oaks	Austin, TX	30,417	4,621	34,461	—	4,799	4,621	39,260	43,881	(6,005)	37,876	1996	1 - 40
Colonial Grand at Wells Branch	Austin, TX	—	3,094	32,283	294	1,084	3,388	33,367	36,755	(4,581)	32,174	2008	1 - 40
Legacy at Western Oaks	Austin, TX	—	9,100	49,339	—	(1,358)	9,100	47,981	57,081	(7,921)	49,160	2001	1 - 40
Post Barton Creek	Austin, TX	—	8,700	21,538	—	28	8,700	21,566	30,266	(80)	30,186	1998	1 - 40
Post Park Mesa	Austin, TX	—	4,662	19,867	—	15	4,662	19,882	24,544	(64)	24,480	1992	1 - 40
Post South Lamar	Austin, TX	—	11,565	41,361	—	33	11,565	41,394	52,959	(176)	52,783	2011	1 - 40
Post West Austin	Austin, TX	—	7,821	48,925	—	37	7,821	48,962	56,783	(203)	56,580	2009	1 - 40
Silverado	Austin, TX	—	2,900	24,009	—	3,060	2,900	27,069	29,969	(9,956)	20,013	2003	1 - 40
Stassney Woods	Austin, TX	—	1,621	7,501	—	7,850	1,621	15,351	16,972	(8,978)	7,994	1985	1 - 40
Travis Station	Austin, TX	—	2,281	6,169	—	7,100	2,281	13,269	15,550	(8,010)	7,540	1987	1 - 40
Woods, The	Austin, TX	—	1,405	12,769	—	7,173	1,405	19,942	21,347	(8,465)	12,882	1977	1 - 40
Colonial Village at Shoal Creek	Bedford, TX	18,662	4,982	27,377	—	2,402	4,982	29,779	34,761	(4,597)	30,164	1996	1 - 40
Colonial Village at Willow Creek	Bedford, TX	22,425	3,109	33,488	—	4,927	3,109	38,415	41,524	(5,661)	35,863	1996	1 - 40
Colonial Grand at Hebron	Carrollton, TX	—	4,231	42,237	—	742	4,231	42,979	47,210	(5,655)	41,555	2011	1 - 40
Colonial Grand at Silverado	Cedar Park, TX	—	3,282	24,935	—	930	3,282	25,865	29,147	(3,709)	25,438	2005	1 - 40
Colonial Grand at Silverado Reserve	Cedar Park, TX	—	3,951	31,705	—	1,263	3,951	32,968	36,919	(4,624)	32,295	2005	1 - 40
Grand Cypress	Cypress, TX	15,824	3,881	24,267	—	927	3,881	25,194	29,075	(2,642)	26,433	2008	1 - 40
Courtyards at Campbell	Dallas, TX	—	988	8,893	—	3,476	988	12,369	13,357	(7,562)	5,795	1986	1 - 40
Deer Run	Dallas, TX	—	1,252	11,271	—	4,383	1,252	15,654	16,906	(9,517)	7,389	1985	1 - 40
Grand Courtyard	Dallas, TX	—	2,730	22,240	—	2,628	2,730	24,868	27,598	(9,366)	18,232	2000	1 - 40
Legends at Lowe's Farm	Dallas, TX	—	5,016	41,091	—	1,881	5,016	42,972	47,988	(8,011)	39,977	2008	1 - 40
Colonial Reserve at Medical District	Dallas, TX	—	4,050	33,779	—	1,331	4,050	35,110	39,160	(4,402)	34,758	2007	1 - 40
Post Abbey	Dallas, TX	—	2,716	4,377	—	5	2,716	4,382	7,098	(15)	7,083	1996	1 - 40
Post Addison Circle	Dallas, TX	—	12,333	189,783	—	157	12,333	189,940	202,273	(617)	201,656	1998-2000	1 - 40
Post Cole's Corner	Dallas, TX	—	13,056	14,409	—	21	13,056	14,430	27,486	(55)	27,431	1998	1 - 40
Post Eastside	Dallas, TX	—	7,148	58,200	—	46	7,148	58,246	65,394	(179)	65,215	2008	1 - 40
Post Gallery	Dallas, TX	—	4,399	7,924	—	9	4,399	7,933	12,332	(34)	12,298	1999	1 - 40
Post Heights	Dallas, TX	—	26,297	37,993	—	42	26,297	38,035	64,332	(137)	64,195	1998-1999/2009	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Post Katy Trail	Dallas, TX	—		10,353	32,521	—	33	10,353	32,554	42,907	(94)	42,813	2010	1 - 40
Post Legacy	Dallas, TX	—		6,588	55,385	—	38	6,588	55,423	62,011	(179)	61,832	2000	1 - 40
Post Meridian	Dallas, TX	—		8,798	13,680	—	20	8,798	13,700	22,498	(51)	22,447	1991	1 - 40
Post Sierra at Frisco Bridges	Dallas, TX	—		6,790	32,607	—	26	6,790	32,633	39,423	(138)	39,285	2009	1 - 40
Post Square	Dallas, TX	—		13,204	24,095	—	27	13,204	24,122	37,326	(74)	37,252	1996	1 - 40
Post Uptown Village	Dallas, TX	—		35,044	33,276	—	48	35,044	33,324	68,368	(115)	68,253	1995-2000	1 - 40
Post Vineyard	Dallas, TX	—		7,982	7,486	—	14	7,982	7,500	15,482	(24)	15,458	1996	1 - 40
Post Vintage	Dallas, TX	—		13,648	8,624	—	14	13,648	8,638	22,286	(31)	22,255	1993	1 - 40
Post Worthington	Dallas, TX	—		13,740	43,352	—	48	13,740	43,400	57,140	(139)	57,001	1993/2008	1 - 40
Watermark	Dallas, TX	—	(2)	960	14,438	—	2,253	960	16,691	17,651	(7,161)	10,490	2002	1 - 40
Colonial Grand at Bear Creek	Euless, TX	22,568		6,453	30,048	—	2,155	6,453	32,203	38,656	(5,161)	33,495	1998	1 - 40
Colonial Grand at Fairview	Fairview, TX	—		2,171	35,077	—	581	2,171	35,658	37,829	(4,648)	33,181	2012	1 - 40
La Valencia at Starwood	Frisco, TX	20,510		3,240	26,069	—	1,214	3,240	27,283	30,523	(6,049)	24,474	2009	1 - 40
Colonial Reserve at Frisco Bridges	Frisco, TX	—		1,968	34,018	—	1,005	1,968	35,023	36,991	(4,489)	32,502	2013	1 - 40
Colonial Village at Grapevine	Grapevine, TX	—		2,351	29,757	—	3,989	2,351	33,746	36,097	(4,811)	31,286	1985/1986	1 - 40
Greenwood Forest	Houston, TX	—		3,465	23,482	—	72	3,465	23,554	27,019	(3,071)	23,948	1994	1 - 40
Legacy Pines	Houston, TX	—	(2)	2,157	19,066	(15)	3,109	2,142	22,175	24,317	(10,323)	13,994	1999	1 - 40
Park Place (Houston)	Houston, TX	—		2,061	15,830	—	2,924	2,061	18,754	20,815	(6,667)	14,148	1996	1 - 40
Post Midtown Square	Houston, TX	—		19,076	89,736	—	92	19,076	89,828	108,904	(319)	108,585	1999/2013	1 - 40
Post 510	Houston, TX	—		7,241	33,421	—	24	7,241	33,445	40,686	(157)	40,529	2014	1 - 40
Ranchstone	Houston, TX	—		1,480	14,807	—	2,206	1,480	17,013	18,493	(5,864)	12,629	1996	1 - 40
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	3,029	1,968	22,957	24,925	(8,399)	16,526	1999	1 - 40
Retreat at Vintage Park	Houston, TX	—		8,211	40,352	—	507	8,211	40,859	49,070	(2,197)	46,873	2014	1 - 40
Yale at 6th	Houston, TX	—		13,107	62,764	—	169	13,107	62,933	76,040	(599)	75,441	2015	1 - 40
Cascade at Fall Creek	Humble, TX	—		5,985	40,011	—	1,933	5,985	41,944	47,929	(13,492)	34,437	2007	1 - 40
Bella Casita	Irving, TX	—	(2)	2,521	26,432	—	1,726	2,521	28,158	30,679	(5,978)	24,701	2007	1 - 40
Remington Hills	Irving, TX	—		4,390	21,822	—	7,408	4,390	29,230	33,620	(4,049)	29,571	1984	1 - 40
Colonial Reserve at Las Colinas	Irving, TX	—		3,902	40,691	—	1,225	3,902	41,916	45,818	(5,332)	40,486	2006	1 - 40
Colonial Grand at Valley Ranch	Irving, TX	23,690		5,072	37,397	—	7,594	5,072	44,991	50,063	(6,544)	43,519	1997	1 - 40
Colonial Village at Oakbend	Lewisville, TX	—		5,598	28,616	—	2,845	5,598	31,461	37,059	(4,673)	32,386	1997	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	3,382	1,130	31,440	32,570	(7,329)	25,241	2009	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Venue at Stonebridge Ranch	McKinney, TX	14,152		4,034	19,528	—	503	4,034	20,031	24,065	(2,113)	21,952	2000	1 - 40
Cityscape at Market Center	Plano, TX	—		8,626	60,407	—	646	8,626	61,053	69,679	(4,101)	65,578	2013	1 - 40
Cityscape at Market Center II	Plano, TX	—		8,268	50,298	—	507	8,268	50,805	59,073	(1,412)	57,661	2015	1 - 40
Highwood	Plano, TX	—		864	7,783	—	3,035	864	10,818	11,682	(6,667)	5,015	1983	1 - 40
Los Rios Park	Plano, TX	—		3,273	28,823	—	5,082	3,273	33,905	37,178	(15,229)	21,949	2000	1 - 40
Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	5,547	3,382	32,477	35,859	(12,766)	23,093	1999	1 - 40
Copper Ridge	Roanoke, TX	—		4,166	—	—	21,471	4,166	21,471	25,637	(4,581)	21,056	2009	1 - 40
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	1,339	5,511	37,580	43,091	(5,364)	37,727	2009	1 - 40
Colonial Grand at Round Rock	Round Rock, TX	23,752		4,691	45,379	—	1,661	4,691	47,040	51,731	(6,525)	45,206	1997	1 - 40
Colonial Village at Sierra Vista	Round Rock, TX	11,594		2,561	16,488	—	2,652	2,561	19,140	21,701	(2,857)	18,844	1999	1 - 40
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	2,213	2,380	29,195	31,575	(6,200)	25,375	2009	1 - 40
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	788	4,257	37,547	41,804	(2,134)	39,670	2014	1 - 40
Haven at Blanco	San Antonio, TX	—		5,450	45,958	—	2,227	5,450	48,185	53,635	(7,409)	46,226	2010	1 - 40
Stone Ranch at Westover Hills	San Antonio, TX	18,197		4,000	24,992	—	2,219	4,000	27,211	31,211	(6,727)	24,484	2009	1 - 40
Cypresswood Court	Spring, TX	—	(2)	576	5,190	—	3,103	576	8,293	8,869	(5,725)	3,144	1984	1 - 40
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	2,500	1,918	18,346	20,264	(7,725)	12,539	1996	1 - 40
Green Tree Place	Woodlands, TX	—	(2)	539	4,850	—	3,185	539	8,035	8,574	(5,406)	3,168	1984	1 - 40
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	426	11,044	37,115	48,159	(2,484)	45,675	2013	1 - 40
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	2,193	5,280	33,534	38,814	(5,695)	33,119	2002	1 - 40
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	1,048	4,842	22,725	27,567	(3,036)	24,531	1980	1 - 40
Seasons at Celebrate Virginia I	Fredericksburg, VA	—		14,490	32,083	—	38,736	14,490	70,819	85,309	(8,852)	76,457	2011	1 - 40
Station Square at Cosner's Corner	Fredericksburg, VA	—		8,580	35,700	—	520	8,580	36,220	44,800	(3,379)	41,421	2013	1 - 40
Station Square at Cosner's Corner II	Fredericksburg, VA	—		4,245	15,378	—	187	4,245	15,565	19,810	(322)	19,488	2016	1 - 40
Apartments at Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	1,808	10,990	50,504	61,494	(1,540)	59,954	2012	1 - 40
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	1,507	4,851	23,185	28,036	(3,308)	24,728	1986	1 - 40
Colonial Village at West End	Glen Allen, VA	11,425		4,661	18,908	—	1,888	4,661	20,796	25,457	(2,845)	22,612	1987	1 - 40
Township	Hampton, VA	—		1,509	8,189	—	7,653	1,509	15,842	17,351	(9,291)	8,060	1987	1 - 40
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	2,424	6,733	31,645	38,378	(4,709)	33,669	1989	1 - 40
Ashley Park	Richmond, VA	—		4,761	13,365	—	1,314	4,761	14,679	19,440	(2,432)	17,008	1988	1 - 40
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	1,491	6,021	30,495	36,516	(4,533)	31,983	1984	1 - 40
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	2,963	4,930	38,561	43,491	(7,722)	35,769	2003	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Retreat at West Creek	Richmond, VA	—		7,112	36,136	—	663	7,112	36,799	43,911	(1,509)	42,402	2015	1 - 40
Radius	Newport News, VA	—		5,040	36,481	—	851	5,040	37,332	42,372	(1,378)	40,994	2012	1 - 40
Post Carlyle Square	Washington D.C.	—		29,788	154,607	—	114	29,788	154,721	184,509	(480)	184,029	2006/2013	1 - 40
Post Corners at Trinity Centre	Washington D.C.	37,611		7,679	70,149	—	54	7,679	70,203	77,882	(216)	77,666	1996	1 - 40
Post Fallsgrove	Washington D.C.	—		17,559	59,010	—	57	17,559	59,067	76,626	(192)	76,434	2003	1 - 40
Post Park	Washington D.C.	—		5,365	79,970	—	66	5,365	80,036	85,401	(356)	85,045	2010	1 - 40
Post Pentagon Row	Washington D.C.	—		30,513	125,332	—	95	30,513	125,427	155,940	(409)	155,531	2001	1 - 40
Post Tysons Corner	Washington D.C.	—		30,838	82,180	—	73	30,838	82,253	113,091	(260)	112,831	1990	1 - 40
Total Residential Properties		1,000,773		1,705,646	9,579,476	6,248	997,866	1,711,894	10,577,342	12,289,236	(1,653,436)	10,635,800
Allure at Buckhead	Atlanta, GA	—		867	3,465	—	22	867	3,487	4,354	(542)	3,812	2012	1 - 40
Highlands of West Village	Smyrna, GA	431		2,500	8,446	—	948	2,500	9,394	11,894	(702)	11,192	2012	1 - 40
The Denton	Kansas City, MO	—		700	4,439	—	—	700	4,439	5,139	(133)	5,006	2014	1 - 40
1225 South Church	Charlotte, NC	—		43	199	9	242	52	441	493	(86)	407	2010	1 - 40
Bella Casita at Las Colinas	Irving, TX	—	(2)	46	186	—	126	46	312	358	(66)	292	2007	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		253	1,310	—	1,387	253	2,697	2,950	(372)	2,578	2009	1 - 40
Post Rocky Point	Tampa, FL	—		34	51	—	—	34	51	85	—	85	1994-1996	1 - 40
Post Training Facility	Atlanta, GA	—		1,094	969	—	—	1,094	969	2,063	(4)	2,059	1999	1 - 40
Post Riverside Office	Atlanta, GA	—		9,699	22,145	—	18	9,699	22,163	31,862	(61)	31,801	1996	1 - 40
Post Riverside Retail	Atlanta, GA	—		890	2,344	—	1	890	2,345	3,235	(5)	3,230	1996	1 - 40
Post Harbour Place	Tampa, FL	—		387	4,324	—	—	387	4,324	4,711	(9)	4,702	1997	1 - 40
Post Soho Square Retail	Tampa, FL	—		268	4,039	—	—	268	4,039	4,307	(14)	4,293	2012	1 - 40
Post Parkside Atlanta Retail	Atlanta, GA	—		427	1,091	—	—	427	1,091	1,518	(2)	1,516	1999	1 - 40
Post Uptown Place Retail	Charlotte, NC	—		320	1,146	—	—	320	1,146	1,466	(3)	1,463	1998	1 - 40
Post Uptown Leasing Center	Charlotte, NC	—		1,293	1,491	—	—	1,293	1,491	2,784	(3)	2,781	1998	1 - 40
Post Park Maryland Retail	Washington DC, MD	—		25	137	—	—	25	137	162	—	162	2007	1 - 40
Post South End Retail	Charlotte, NC	—		471	1,291	—	—	471	1,291	1,762	(3)	1,759	2009	1 - 40
Post Gateway Place Retail	Charlotte, NC	—		319	1,433	—	—	319	1,433	1,752	(3)	1,749	2000	1 - 40
Post Parkside at Wade Retail	Raleigh, NC	—		317	4,559	—	—	317	4,559	4,876	(15)	4,861	2011	1 - 40
Post Parkside Orlando Retail	Orlando, FL	—		743	11,947	—	1	743	11,948	12,691	(28)	12,663	1999	1 - 40
Post Carlyle Square Retail	Washington DC, VA	—		1,050	7,945	—	—	1,050	7,945	8,995	(18)	8,977	2006/2016	1 - 40

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2016 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Post Coles Corner Retail	Dallas, TX	—	348	717	—	—	348	717	1,065	(2)	1,063	1998	1 - 40
Post Square Retail	Dallas, TX	—	1,584	5,994	—	1	1,584	5,995	7,579	(14)	7,565	1996	1 - 40
Post Worthington Retail	Dallas, TX	—	108	496	—	1	108	497	605	(1)	604	1993/2008	1 - 40
Post Heights Retail	Dallas, TX	—	1,068	3,319	—	—	1,068	3,319	4,387	(8)	4,379	1997	1 - 40
Post Eastside Retail	Dallas, TX	—	684	10,665	—	—	684	10,665	11,349	(21)	11,328	2008	1 - 40
Post Addison Circle Retail	Dallas, TX	—	449	21,426	—	111	449	21,537	21,986	(50)	21,936	1998-2000	1 - 40
Post Addison Circle Office	Dallas, TX	—	1,397	4,288	—	5	1,397	4,293	5,690	(13)	5,677	1998-2000	1 - 40
Post Sierra Frisco Br Retail	Dallas, TX	—	780	6,605	—	1	780	6,606	7,386	(16)	7,370	2009	1 - 40
Post Katy Trail Retail	Dallas, TX	—	466	4,893	—	—	466	4,893	5,359	(11)	5,348	2010	1 - 40
Post Midtown Square Retail	Houston, TX	—	1,325	16,036	5	17	1,330	16,053	17,383	(36)	17,347	1999/2013	1 - 40
Rise Condo Devel LP Retail	Houston, TX	—	—	2,284	—	—	—	2,284	2,284	(5)	2,279	1999/2013	1 - 40
Post Legacy Retail	Dallas, TX	—	150	3,341	—	—	150	3,341	3,491	(7)	3,484	2000	1 - 40
Post South Lamar Retail	Austin, TX	—	422	3,078	—	1	422	3,079	3,501	(7)	3,494	2011	1 - 40
Total Commercial Properties		431	30,527	166,099	14	2,882	30,541	168,981	199,522	(2,260)	197,262
Colonial Promenade Huntsville	Huntsville, AL	—	2,000	—	—	—	2,000	—	2,000	—	2,000	N/A	N/A
Colonial Grand at Randall Lakes (Phase II)	Jacksonville, FL	—	3,200	—	—	33,725	3,200	33,725	36,925	(123)	36,802	N/A	N/A
Post Parkside at Wade II	Raleigh, NC	—	9,450	46,350	—	1,848	9,450	48,198	57,648	(143)	57,505	N/A	N/A
Post Afton Oaks	Houston, TX	—	12,090	68,810	—	1,445	12,090	70,255	82,345	(109)	82,236	N/A	N/A
Post South Lamar II	Austin, TX	—	9,000	32,800	—	3,307	9,000	36,107	45,107	—	45,107	N/A	N/A
Post Millennium Midtown	Atlanta, GA	—	7,000	44,000	—	8,312	7,000	52,312	59,312	—	59,312	N/A	N/A
Post River North	Denver, CO	—	13,413	26,732	—	3,287	13,413	30,019	43,432	—	43,432	N/A	N/A
Post Centennial Park	Atlanta, GA	—	13,650	10,950	—	2,321	13,650	13,271	26,921	—	26,921	N/A	N/A
The Denton (Phase II)	Kansas City, MO	—	770	—	—	12,806	770	12,806	13,576	—	13,576	N/A	N/A
Retreat at West Creek (Phase II)	Richmond, VA	—	3,000	—	—	10,174	3,000	10,174	13,174	—	13,174	N/A	N/A
Total Active Development Properties		—	73,573	229,642	—	77,225	73,573	306,867	380,440	(375)	380,065
Total Properties		1,001,204	1,809,746	9,975,217	6,262	1,077,973	1,816,008	11,053,190	12,869,198	(1,656,071)	11,213,127
Total Land Held for Future Developments		—	71,464	—	—	—	71,464	—	71,464	—	71,464	N/A	N/A
Corporate Properties		—	—	—	—	31,508	—	31,508	31,508	(18,730)	12,778	Various	1-40
Total Other			71,464	—	—	31,508	71,464	31,508	102,972	(18,730)	84,242
Total Real Estate Assets, net of Joint Ventures		$1,001,204	$1,881,210	$9,975,217	$6,262	$1,109,481	$1,887,472	$11,084,698	$12,972,170	$(1,674,801)	$11,297,369

(1)
Encumbered by a $160.0 million Fannie Mae facility, with $160.0 million available and outstanding with a variable interest rate of 1.1% on which there exists two interest rate caps totaling $50 million at an average rate of 4.50% at December 31, 2016.

(2)	Encumbered by a $127 million loan with a fixed interest rate of 5.08% which matures on June 10, 2021.

(3)
The aggregate cost for Federal income tax purposes was approximately $10.45 billion at December 31, 2016. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(4)
Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 6 months for fair market value of residential leases.

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate Investments and Accumulated Depreciation
A summary of activity for real estate investments and accumulated depreciation is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Real estate investments:
Balance at beginning of year	$8,215,768	$8,069,395	$7,722,181
Acquisitions (1)	4,961,140	316,151	407,889
Less: FMV of Leases included in Acquisitions	(51,588)	(4,438)	(4,968)
Improvement and development	202,614	165,000	186,043
Assets held for sale	—	—	—
Disposition of real estate assets (2)	(355,764)	(330,340)	(241,750)
Balance at end of year	$12,972,170	$8,215,768	$8,069,395

Accumulated depreciation:
Balance at beginning of year	$1,499,213	$1,373,678	$1,138,315
Depreciation	314,076	289,177	276,991
Assets held for sale	—	—	—
Disposition of real estate assets (2)	(138,488)	(163,642)	(41,628)
Balance at end of year	$1,674,801	$1,499,213	$1,373,678

MAA's consolidated balance sheet at December 31, 2016, 2015, and 2014, includes accumulated depreciation of $18,730,000, $16,845,000, and $15,279,000, respectively, in the caption "Corporate properties, net".

(1) Includes non-cash activity related to acquisitions.
(2) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm