Form 10-Q
period 2017-03-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2017-04-27
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emergency growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Mid-America Apartment Communities, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Mid-America Apartments, L.P.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	April 24, 2017
Common Stock, $0.01 par value	113,575,534

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This periodic report on Form 10-Q, or this Report, combines the quarterly reports for the quarter ended March 31, 2017 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is its sole general partner. Mid-America Apartment Communities, Inc. and its 96.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Report to "MAA" refer only to Mid-America Apartment Communities, Inc., and not to any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this Report to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and "shareholders" means the holders of shares of MAA’s common stock. The common units of limited partnership interest in the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "common unitholders".

As of March 31, 2017, MAA owned 113,574,798 OP Units (or approximately 96.4%) of the common units of limited partnership interests in the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time-to-time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership gnerates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of partnership units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital is the principal area of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, limited partners' noncontrolling interests, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its entity affiliates) may require us to redeem their OP Units, from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

In order to highlight the material differences between MAA and the Operating Partnership, this Report includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the Condensed Consolidated Financial Statements in Item 1 of this Report;

•
certain accompanying notes to the Condensed Consolidated Financial Statements, including Note 3 - Earnings per Common Share of MAA and Note 4 - Earnings per OP Unit of MAALP; Note 5 - MAA Equity and Note 6 - MAALP Capital; and Note 10 - Shareholders' Equity of MAA and Note 11 - Partners' Capital of MAALP; and

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Unaudited)
(Dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets:
Real estate assets:
Land	$1,825,223	$1,816,008
Buildings and improvements	10,636,260	10,523,762
Furniture, fixtures and equipment	307,463	298,204
Development and capital improvements in progress	242,286	231,224
	13,011,232	12,869,198
Less accumulated depreciation	(1,768,527)	(1,656,071)
	11,242,705	11,213,127

Undeveloped land	71,464	71,464
Corporate properties, net	12,350	12,778
Investments in real estate joint ventures	44,629	44,493
Real estate assets, net	11,371,148	11,341,862

Cash and cash equivalents	33,959	33,536
Restricted cash	24,540	88,264
Deferred financing costs, net	4,679	5,065
Other assets	124,134	134,525
Goodwill	1,239	1,239
Total assets	$11,559,699	$11,604,491

Liabilities and equity:
Liabilities:
Unsecured notes payable	$3,260,686	$3,180,624
Secured notes payable	1,296,498	1,319,088
Accounts payable	13,346	11,970
Fair market value of interest rate swaps	5,001	7,562
Accrued expenses and other liabilities	368,785	414,244
Security deposits	19,419	18,829
Total liabilities	4,963,735	4,952,317

Redeemable common stock	9,132	10,073

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 and 867,846 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,574,798 and 113,518,212 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively(1)	1,134	1,133
Additional paid-in capital	7,111,445	7,109,012
Accumulated distributions in excess of net income	(765,749)	(707,479)
Accumulated other comprehensive income	4,223	1,144
Total MAA shareholders' equity	6,351,062	6,403,819
Noncontrolling interests - operating partnership units	233,464	235,976
Total Company's shareholders' equity	6,584,526	6,639,795
Noncontrolling interests - consolidated real estate entity	$2,306	$2,306
Total equity	$6,586,832	$6,642,101
Total liabilities and equity	$11,559,699	$11,604,491

(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the condensed consolidated balance sheets. The number of shares classified as redeemable stock on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 are 90,217 and 103,578, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Operating revenues:
Rental revenues	$351,177	$245,665
Other property revenues	27,731	23,351
Total operating revenues	378,908	269,016
Property operating expenses:
Personnel	33,373	25,197
Building repairs and maintenance	9,813	6,099
Real estate taxes and insurance	53,973	35,172
Utilities	26,897	22,136
Landscaping	6,522	5,321
Other operating	10,695	6,956
Depreciation and amortization	129,997	75,127
Total property operating expenses	271,270	176,008
Acquisition expenses	—	713
Property management expenses	10,981	9,004
General and administrative expenses	12,840	6,582
Merger related expenses	2,871	—
Integration related expenses	3,290	—
Income from continuing operations before non-operating items	77,656	76,709
Interest and other non-property income	2,679	32
Interest expense	(36,584)	(32,211)
Gain on debt extinguishment	123	3
Net casualty loss after insurance and other settlement proceeds	(91)	(947)
(Loss) gain on sale of depreciable real estate assets	(73)	755
Gain on sale of non-depreciable real estate assets	—	1,627
Income before income tax expense	43,710	45,968
Income tax expense	(651)	(288)
Income from continuing operations before joint venture activity	43,059	45,680
Gain from real estate joint ventures	357	128
Net income	43,416	45,808
Net income attributable to noncontrolling interests	1,511	2,395
Net income available for shareholders	41,905	43,413
Dividends to MAA Series I preferred shareholders	922	—
Net income available for MAA common shareholders	$40,983	$43,413

Earnings per common share - basic:
Net income available for common shareholders	$0.36	$0.58

Earnings per common share - diluted:
Net income available for common shareholders	$0.36	$0.58

Dividends declared per common share	$0.87	$0.82

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2017	2016
Net income	$43,416	$45,808
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	2,520	(3,705)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	672	1,186
Total comprehensive income	46,608	43,289
Less: comprehensive income attributable to noncontrolling interests	(1,624)	(2,263)
Comprehensive income attributable to MAA	$44,984	$41,026

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$43,416	$45,808
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(98)	(91)
Depreciation and amortization	130,082	75,148
Stock compensation expense	3,018	1,885
Redeemable stock expense	243	186
Amortization of debt premium and debt issuance costs	(3,147)	(2,656)
Gain from investments in real estate joint ventures	(357)	(128)
Gain on debt extinguishment	(124)	—
Derivative interest credit	(3,551)	(616)
Gain on sale of non-depreciable real estate assets	—	(1,627)
Loss (gain) on sale of depreciable real estate assets	73	(755)
Net casualty loss and other settlement proceeds	91	947
Changes in assets and liabilities:
Restricted cash	5,465	4,442
Other assets	175	(1,666)
Accounts payable	1,376	2,300
Accrued expenses and other	(39,121)	(19,496)
Security deposits	475	404
Net cash provided by operating activities	138,016	104,085
Cash flows from investing activities:
Purchases of real estate and other assets	(62,817)	(61,930)
Normal capital improvements	(15,850)	(16,190)
Construction capital and other improvements	(3,327)	(984)
Renovations to existing real estate assets	(7,331)	(7,692)
Development	(59,830)	(13,020)
Distributions from real estate joint ventures	221	1,418
Proceeds from disposition of real estate assets	—	32,481
Return of escrow for future acquisitions	58,259	—
Net cash used in investing activities	(90,675)	(65,917)
Cash flows from financing activities:
Net change in credit lines	80,000	55,000
Principal payments on notes payable	(18,871)	(35,494)
Payment of deferred financing costs	—	(139)
Repurchase of common stock	(4,734)	(1,730)
Proceeds from issuances of common shares	67	90
Distributions to noncontrolling interests	(3,667)	(3,413)
Dividends paid on common shares	(98,791)	(61,857)
Dividends paid on preferred shares	(922)	—
Net cash used in financing activities	(46,918)	(47,543)
Net increase (decrease) in cash and cash equivalents	423	(9,375)
Cash and cash equivalents, beginning of period	33,536	37,559
Cash and cash equivalents, end of period	$33,959	$28,184

Supplemental disclosure of cash flow information:
Interest paid	$24,785	$25,114
Income taxes paid	$10	$19
Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$167	$33
Accrued construction in progress	$21,810	$12,307
Interest capitalized	$2,020	$380
Mark-to-market adjustment on derivative instruments	$6,743	$(1,903)

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Unaudited)
(Dollars in thousands, except unit data)

	March 31, 2017	December 31, 2016
Assets:
Real estate assets:
Land	$1,825,223	$1,816,008
Buildings and improvements	10,636,260	10,523,762
Furniture, fixtures and equipment	307,463	298,204
Development and capital improvements in progress	242,286	231,224
	13,011,232	12,869,198
Less accumulated depreciation	(1,768,527)	(1,656,071)
	11,242,705	11,213,127

Undeveloped land	71,464	71,464
Corporate properties, net	12,350	12,778
Investments in real estate joint ventures	44,629	44,493
Real estate assets, net	11,371,148	11,341,862

Cash and cash equivalents	33,959	33,536
Restricted cash	24,540	88,264
Deferred financing costs, net	4,679	5,065
Other assets	124,134	134,525
Goodwill	1,239	1,239
Total assets	$11,559,699	$11,604,491

Liabilities and Capital:
Liabilities:
Unsecured notes payable	$3,260,686	$3,180,624
Secured notes payable	1,296,498	1,319,088
Accounts payable	13,346	11,970
Fair market value of interest rate swaps	5,001	7,562
Accrued expenses and other liabilities	368,785	414,244
Security deposits	19,419	18,829
Due to general partner	19	19
Total liabilities	4,963,754	4,952,336

Redeemable common units	9,132	10,073

Operating Partnership Capital:
Preferred Units: 867,846 Preferred Units outstanding at March 31, 2017 and 867,846 Preferred Units outstanding at December 31, 2016.	66,840	64,833
Common Units:
General partner: 113,574,798 OP Units outstanding at March 31, 2017 and 113,518,212 OP Units outstanding at December 31, 2016 (1)	6,279,765	6,337,721
Limited partners: 4,217,444 OP Units outstanding at March 31, 2017 and 4,220,403 OP Units outstanding at December 31, 2016 (1)	233,464	235,976
Accumulated other comprehensive income	4,438	1,246
Total operating partners' capital	6,584,507	6,639,776
Noncontrolling interests - consolidated real estate entity	2,306	2,306
Total capital	6,586,813	6,642,082
Total liabilities and capital	$11,559,699	$11,604,491

(1)
Number of units outstanding represents total OP Units regardless of classification on the condensed consolidated balance sheets. The number of OP Units classified as redeemable units on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 are 90,217 and 103,578, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2017	2016
Operating revenues:
Rental revenues	$351,177	$245,665
Other property revenues	27,731	23,351
Total operating revenues	378,908	269,016
Property operating expenses:
Personnel	33,373	25,197
Building repairs and maintenance	9,813	6,099
Real estate taxes and insurance	53,973	35,172
Utilities	26,897	22,136
Landscaping	6,522	5,321
Other operating	10,695	6,956
Depreciation and amortization	129,997	75,127
Total property operating expenses	271,270	176,008
Acquisition expenses	—	713
Property management expenses	10,981	9,004
General and administrative expenses	12,840	6,582
Merger related expenses	2,871	—
Integration related expenses	3,290	—
Income from continuing operations before non-operating items	77,656	76,709
Interest and other non-property income	2,679	32
Interest expense	(36,584)	(32,211)
Gain on debt extinguishment	123	3
Net casualty loss after insurance and other settlement proceeds	(91)	(947)
(Loss) gain on sale of depreciable real estate assets	(73)	755
Gain on sale of non-depreciable real estate assets	—	1,627
Income before income tax expense	43,710	45,968
Income tax expense	(651)	(288)
Income from continuing operations before joint venture activity	43,059	45,680
Gain from real estate joint ventures	357	128
Net income	43,416	45,808
Dividends to preferred unitholders	922	—
Net income available for Mid-America Apartments, L.P. common unitholders	$42,494	$45,808

Earnings per common unit - basic:
Net income available for common unitholders	$0.36	$0.61

Earnings per common unit - diluted:
Net income available for common unitholders	$0.36	$0.61

Distributions declared per common unit	$0.87	$0.82

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2017	2016
Net income	$43,416	$45,808
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	2,520	(3,705)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	672	1,186
Comprehensive income attributable to Mid-America Apartments, L.P.	$46,608	$43,289

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2017 and 2016
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$43,416	$45,808
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(98)	(91)
Depreciation and amortization	130,082	75,148
Stock compensation expense	3,018	1,885
Redeemable units expense	243	186
Amortization of debt premium and debt issuance costs	(3,147)	(2,656)
Gain from investments in real estate joint ventures	(357)	(128)
Gain on debt extinguishment	(124)	—
Derivative interest credit	(3,551)	(616)
Gain on sale of non-depreciable real estate assets	—	(1,627)
Loss (gain) on sale of depreciable real estate assets	73	(755)
Net casualty loss and other settlement proceeds	91	947
Changes in assets and liabilities:
Restricted cash	5,465	4,442
Other assets	175	(1,666)
Accounts payable	1,376	2,300
Accrued expenses and other	(39,121)	(19,496)
Security deposits	475	404
Net cash provided by operating activities	138,016	104,085
Cash flows from investing activities:
Purchases of real estate and other assets	(62,817)	(61,930)
Normal capital improvements	(15,850)	(16,190)
Construction capital and other improvements	(3,327)	(984)
Renovations to existing real estate assets	(7,331)	(7,692)
Development	(59,830)	(13,020)
Distributions from real estate joint ventures	221	1,418
Proceeds from disposition of real estate assets	—	32,481
Return of escrow for future acquisitions	58,259	—
Net cash used in investing activities	(90,675)	(65,917)
Cash flows from financing activities:
Net change in credit lines	80,000	55,000
Principal payments on notes payable	(18,871)	(35,494)
Payment of deferred financing costs	—	(139)
Repurchase of common units	(4,734)	(1,730)
Distributions paid on preferred units	(922)	—
Proceeds from issuances of common units	67	90
Distributions paid on common units	(102,458)	(65,270)
Net cash used in financing activities	(46,918)	(47,543)
Net increase (decrease) in cash and cash equivalents	423	(9,375)
Cash and cash equivalents, beginning of period	33,536	37,559
Cash and cash equivalents, end of period	$33,959	$28,184

Supplemental disclosure of cash flow information:
Interest paid	$24,785	$25,114
Income taxes paid	$10	$19
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$21,810	$12,307
Interest capitalized	$2,020	$380
Mark-to-market adjustment on derivative instruments	$6,743	$(1,903)

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

1.           Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to "MAA" refer only to Mid-America Apartment Communities, Inc. and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and "shareholders" means the holders of shares of MAA’s common stock. The common units of limited partnership interests in the Operating Partnership are referred to as "OP Units," and the holders of the OP Units are referred to as "common unitholders".

As of March 31, 2017, MAA owned 113,574,798 common units (or approximately 96.4%) of the limited partnership interests in the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

On December 1, 2016, MAA completed a merger with Post Properties, Inc. ("Post Properties"). Pursuant to the Agreement and Plan of Merger, the "Merger Agreement," Post Properties merged with and into MAA, with MAA continuing as the surviving corporation, the "Parent Merger", and Post LP merged with and into MAALP, with MAALP continuing as the surviving entity, the "Partnership Merger". We refer to the Parent Merger, together with the Partnership Merger, as the Merger in this Quarterly Report on Form 10-Q. Under the terms of the Merger Agreement, each share of Post Properties common stock was converted into the right to receive 0.71 of a newly issued share of MAA common stock including the right, if any, to receive cash in lieu of fractional shares of MAA common stock. In addition, each limited partner interest in Post LP designated as a "Class A Unit" automatically converted into the right to receive 0.71 of a newly issued partnership unit of MAALP. Also, each share of Post Properties 8 1/2% Series A Cumulative Redeemable Preferred Stock, which we refer to as the Post Properties Series A preferred stock, was automatically converted into the right to receive one newly issued share of MAA's 8.50% Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share, which we refer to as MAA Series I preferred stock. Each newly issued share of MAA Series I preferred stock has the same rights, preferences, privileges, and voting powers as those of the Post Properties Series A preferred stock.

As of March 31, 2017, we owned and operated 303 apartment communities, comprising 99,794 apartments located in 16 states, through the Operating Partnership. As of March 31, 2017, we also owned a 35.0% interest in an unconsolidated real estate joint venture.

As of March 31, 2017, we had seven development communities under construction totaling 2,420 units. Total expected costs for the development projects are $505.4 million, of which $376.7 million has been incurred through March 31, 2017. We expect to complete construction on two projects by the second quarter of 2017, two projects by the fourth quarter of 2017, two projects by the first quarter of 2018, and one project by the third quarter of 2018. Twenty-nine of our multifamily properties include retail components with approximately 600,000 square feet of gross leasable area. We also have two wholly owned commercial office properties and two wholly owned separate retail properties, which we acquired through the Merger, with approximately 269,000 square feet of combined gross leasable area.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 92.5% to 100% of all consolidated subsidiaries, including the Operating Partnership. The condensed consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

We invest in entities which may qualify as variable interest entities, or VIEs, and the limited partnership is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. The limited partnership is classified as a VIE, since the limited partners lack substantive kick-out rights and substantive participating rights. We consolidate all VIEs for which we are the primary beneficiary and use the equity method to account for investments that qualify as VIEs but for which we are not the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities.

We use the equity method of accounting for our investments in entities for which we exercise significant influence, but do not have the ability to exercise control. The factors considered in determining that we do not have the ability to exercise control include ownership of voting interests and participatory rights of investors (see "Investment in Unconsolidated Real Estate Joint Ventures" below).

Noncontrolling Interests

At March 31, 2017, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of the Operating Partnership (see Note 11) and (2) noncontrolling interests related to its consolidated real estate entities (see "Investment in Consolidated Real Estate Joint Ventures" below).

Investment in Unconsolidated Real Estate Joint Ventures

Immediately prior to the effective date of the Merger, Post Properties together with other institutional investors, in a limited liability company, or the Apartment LLC, that owned one apartment community located in Washington, D.C.  Post Properties had a 35.0% equity interest in this unconsolidated joint venture, which we retained immediately following the effectiveness of the Merger and as of March 31, 2017. We provides property and asset management services to the Apartment LLC for which we earn fees.

This joint venture was determined to be a VIE, but we are not designated as a primary beneficiary. As a result, we account for our investment in the Apartment LLC using the equity method of accounting as we are able to exert significant influence, but do not have a controlling interest in this joint venture.  At March 31, 2017, our investment in the Apartment LLC totaled $44.6 million.

Investment in Consolidated Real Estate Joint Ventures

In 2015, Post Properties entered into a joint venture arrangement with a private real estate company to develop, construct and operate a 358-unit apartment community in Denver, Colorado. At March 31, 2017, we owned a 92.5% equity interest in the consolidated joint venture. In 2015, this joint venture acquired the land site and initiated the development of the apartment community. The venture partner will generally be responsible for the development and construction of the community and we will continue to manage the community upon its completion. This joint venture was determined to be a VIE with us designated as the primary beneficiary. As a result, the accounts of the joint venture are consolidated by us. At March 31, 2017, our consolidated assets, liabilities and equity included construction in progress of $43.3 million, land of $14.5 million, and accounts payable and accrued expenses of $6.7 million.

2.    Business Combinations

On December 1, 2016, we completed the Merger. As part of the Merger, we acquired 61 wholly-owned apartment communities comprising 24,138 units, including 269 apartment units in one community held in an unconsolidated entity, and 2,266 apartment units in six communities currently under development. Post Properties had operations in ten markets across the United States. In addition to the apartment communities, we also acquired four commercial properties, which include two commercial office properties and two retail properties, totaling approximately 269,000 square feet. The consolidated net assets and results of operations of Post Properties are included in our consolidated financial statements from the closing date, December 1, 2016, going forward.

The total purchase price of approximately $4.0 billion was determined based on the number of shares of Post Properties' common stock, the number of shares of Post Properties’ Series A preferred stock, and shares of Post LP's Class A Units of limited partnership interest outstanding as of December 1, 2016, in addition to cash consideration provided by the Operating Partnership immediately prior to the Merger to pay off a $300.0 million Post LP unsecured term loan and a $162.0 million Post LP line of credit, both outstanding from Wells Fargo. In all cases in which MAA’s common stock price was a determining factor in arriving at final consideration for the Merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on December 1, 2016 ($91.41 per share). The MAA Series I preferred stock consideration was valued at $74.69 per share, which excludes a $14.24 per share bifurcated call option (See Notes 8 & 9). The total purchase price also included $2.0 million of other consideration, a majority of which related to assumed stock compensation plans. As a result of the Merger, we issued approximately 38.0 million shares of MAA common stock, approximately 80,000 OP Units, and approximately 868,000 newly issued shares of MAA’s 8.50% Series I preferred stock.

The Merger has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.

For larger, portfolio style acquisitions, like the Merger, management engages a third party valuation specialist to assist with the fair value assessment, which includes an allocation of the purchase price. Similar to management's methods, the third party uses cash flow analysis as well as an income approach and a market approach to determine the fair value of assets acquired. The third party uses stabilized net operating income, or NOI, and market specific capitalization and discount rates. Management reviews the inputs used by the third party specialist as well as the allocation of the purchase price provided by the third party to ensure reasonableness and that the procedures are performed in accordance with management's policy. The allocation of the purchase price is based on management’s assessment, which may differ as more information becomes available. Subsequent adjustments made to the purchase price allocation, if any, are made within the allocation period, which typically does not exceed one year.

The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date. The following preliminary purchase price allocation for the Merger, which reflects updates primarily to increased real estate asset values and derivative asset values on the preferred share bifurcated call option from our December 31, 2016 estimates, was based on our valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed.

The purchase price was allocated as follows (in thousands):

Land	$876,473
Buildings and improvements	3,402,061
Furniture, fixtures and equipment	81,243
Development and capital improvements in progress	183,881
Undeveloped land	24,200
Commercial properties, net	3,610
Investment in real estate joint venture	44,435
Lease intangible assets	53,192
Cash and cash equivalents	34,292
Restricted cash	3,608
Deferred costs and other assets, excluding lease intangible assets	42,052
Total assets acquired	4,749,047

Notes payable	(595,609)
Fair market value of interest rate swaps	(2,118)
Lease intangible liabilities	(1,661)
Accounts payable, accrued expenses, and other liabilities	(138,760)
Total liabilities assumed, including debt	(738,148)

Noncontrolling interests - consolidated real estate entity	(2,306)

Total purchase price	$4,008,593

The purchase price accounting reflected in the accompanying financial statements is based upon estimates and assumptions that are subject to change within the measurement period, pursuant to ASC 805. See Note 12, for loss contingencies identified, measured, and included in "Accounts payable, accrued expenses, and other liabilities" in the allocation above. We have preliminarily completed our valuation procedures. Adjustments may still occur as the valuation and revised preliminary purchase allocation is finalized in areas such as real estate related assets and liabilities, equity investments, litigation reserves, debt and debt related instruments, and certain other acquired assets and liabilities assumed.

We incurred Merger and integration related expenses of $6.2 million for the three months ended March 31, 2017. These amounts were expensed as incurred and are included in the Condensed Consolidated Statements of Operations in the items titled "Merger related expenses", primarily consisting of severance and professional costs, and "Integration related expenses", primarily consisting of temporary systems, staffing, and facilities costs.

3.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income available for MAA common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three months ended March 31, 2017 and 2016, MAA's basic earnings per share was computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below:

(dollars and shares in thousands, except per share amounts)	Three months ended March 31,
	2017	2016
Shares Outstanding
Weighted average common shares - basic	113,338	75,249
Weighted average partnership units outstanding	4,219	—	(1)
Effect of dilutive securities	307	240
Weighted average common shares - diluted	117,864	75,489

Calculation of Earnings per Share - basic
Net Income	$43,416	$45,808
Net Income attributable to noncontrolling interests	(1,511)	(2,395)
Unvested restricted stock (allocation of earnings)	(73)	(103)
Preferred dividends	(922)	—
Net income available for common shareholders, adjusted	$40,910	$43,310

Weighted average common shares - basic	113,338	75,249
Earnings per share - basic	$0.36	$0.58

Calculation of Earnings per Share - diluted
Net Income	$43,416	$45,808
Net income attributable to noncontrolling interests	—	(2,395)	(1)
Preferred dividends	(922)	—
Net income available for common shareholders, adjusted	$42,494	$43,413

Weighted average common shares - diluted	117,864	75,489
Earnings per share - diluted	$0.36	$0.58

(1) For the three months ended March 31, 2016, 4.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per OP Unit computations for the three months ended March 31, 2017 and 2016 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended March 31,
	2017	2016
Units Outstanding
Weighted average common units - basic	117,557	75,249
Effect of dilutive securities	307	240
Weighted average common units - diluted	117,864	75,489

Calculation of Earnings per Unit - basic
Net Income	$43,416	$45,808
Unvested restricted stock (allocation of earnings)	(73)	(110)
Preferred unit distributions	(922)	—
Net income available for common unitholders, adjusted	$42,421	$45,698

Weighted average common units - basic	117,557	75,249
Earnings per common unit - basic	$0.36	$0.61

Calculation of Earnings per Unit - diluted
Net Income	$43,416	$45,808
Preferred unit distributions	(922)	—
Net income available for common unitholders, adjusted	$42,494	$45,808

Weighted average common units - diluted	117,864	75,489
Earnings per common unit - diluted	$0.36	$0.61

5.    MAA Equity

Changes in total equity and its components for the three-month periods ended March 31, 2017 and 2016 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock Amount	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2016	$9	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101
Net income attributable to controlling interest	—	—	—	41,905	—	1,511	—	43,416
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	—	3,079	113	—	3,192
Issuance and registration of common shares	—	1	67	—	—	—	—	68
Issuance and registration of preferred shares	—	—	2,007	—	—	—	—	2,007
Shares repurchased and retired	—	—	(4,734)	—	—	—	—	(4,734)
Shares issued in exchange for common units	—	—	167	—	—	(167)	—	—
Shares issued in exchange for redeemable stock	—	—	1,482	—	—	—	—	1,482
Redeemable stock fair market value adjustment	—	—	—	(298)	—	—	—	(298)
Adjustment for noncontrolling interest ownership in operating partnership	—	—	305	—	—	(305)	—	—
Amortization of unearned compensation	—	—	3,139	(114)	—	—	—	3,025
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.87 per share)	—	—	—	(98,841)	—	—	—	(98,841)
Dividends on noncontrolling interest units ($0.87 per unit)	—	—	—	—	—	(3,664)	—	(3,664)
EQUITY BALANCE MARCH 31, 2017	$9	$1,134	$7,111,445	$(765,749)	$4,223	$233,464	$2,306	$6,586,832

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock Amount	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2015	$—	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$—	$3,157,823
Net income attributable to controlling interest	—	—	—	43,413	—	2,395	—	45,808
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	—	(2,387)	(132)	—	(2,519)
Issuance and registration of common shares	—	1	89	—	—	—	—	90
Shares repurchased and retired	—	—	(1,730)	—	—	—	—	(1,730)
Shares issued in exchange for common units	—	—	33	—	—	(33)	—	—
Shares issued in exchange for redeemable stock	—	—	123	—	—	—	—	123
Redeemable stock fair market value adjustment	—	—	—	(1,100)	—	—	—	(1,100)
Adjustment for noncontrolling interest ownership in operating partnership	—	—	40	—	—	(40)	—	—
Amortization of unearned compensation	—	—	2,078	—	—	—	—	2,078
Dividends on common stock ($0.82 per share)	—	—	—	(61,928)	—	—	—	(61,928)
Dividends on noncontrolling interest units ($0.82 per unit)	—	—	—	—	—	(3,412)	—	(3,412)
EQUITY BALANCE MARCH 31, 2016	$—	$754	$3,627,707	$(653,756)	$(3,976)	$164,504	$—	$3,135,233

6.    MAALP Capital

Changes in total capital and its components for the three-month periods ended March 31, 2017 and 2016 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082
Net income attributable to controlling interest	1,511	40,983	922	—	—	43,416
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	3,192	—	3,192
Issuance of units	—	68	2,007	—	—	2,075
Units repurchased and retired	—	(4,734)	—	—	—	(4,734)
General partner units issued in exchange for limited partner units	(167)	167	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482
Redeemable units fair market value adjustment	—	(298)	—	—	—	(298)
Adjustment for limited partners' capital at redemption value	(192)	192	—	—	—	—
Amortization of unearned compensation	—	3,025	—	—	—	3,025
Distributions to preferred unitholders	—		(922)			(922)
Distributions ($0.87 per unit)	(3,664)	(98,841)	—	—	—	(102,505)
CAPITAL BALANCE MARCH 31, 2017	$233,464	$6,279,765	$66,840	$4,438	$2,306	$6,586,813

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$—	$(1,618)	$—	$3,157,804
Net income attributable to controlling interest	2,395	43,413	—	—	—	45,808
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	(2,519)	—	(2,519)
Issuance of units	—	90	—	—	—	90
Units repurchased and retired	—	(1,730)	—	—	—	(1,730)
General partner units issued in exchange for limited partner units	(33)	33	—	—	—	—
Units issued in exchange for redeemable units	—	123	—	—	—	123
Redeemable units fair market value adjustment	—	(1,100)	—	—	—	(1,100)
Adjustment for limited partners' capital at redemption value	(172)	172	—	—	—	—
Amortization of unearned compensation	—	2,078	—	—	—	2,078
Distributions ($0.82 per unit)	(3,412)	(61,928)	—	—	—	(65,340)
CAPITAL BALANCE MARCH 31, 2016	$164,504	$2,974,847	$—	$(4,137)	$—	$3,135,214

7.           Borrowings

The weighted average interest rate at March 31, 2017 for the $4.6 billion of debt outstanding was 3.4%, compared to the weighted average interest rate of 3.5% on $4.5 billion of debt outstanding at December 31, 2016. Our debt consists of an unsecured revolving credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this Note 7.

At March 31, 2017, we had $2.6 billion of senior unsecured notes and term loans fixed at an average interest rate of 3.8%, a $150.0 million variable rate term loan with an average interest rate of 1.7%, and a $1.0 billion variable rate revolving credit facility with an average interest rate of 1.9% with $570.0 million borrowed at March 31, 2017. Additionally, we had $110.0 million of secured variable rate debt outstanding at an average interest rate of 1.2% and $50.0 million of capped secured variable rate debt at an average interest rate of 1.2%. The interest rate on all other secured debt, totaling $1.1 billion, was hedged or fixed at an average interest rate of 3.9%.

Unsecured Revolving Credit Facility

We maintain a $1.0 billion unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at 1.88%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At March 31, 2017, we had $570.0 million actually borrowed under this facility, and another approximately $2.2 million of the facility used to support letters of credit.

Unsecured Term Loans

We also maintain four term loans with a syndicate of banks, one led by KeyBank National Association, or KeyBank, two by Wells Fargo Bank, N.A., or Wells Fargo, and one by U.S. Bank National Association, or U.S. Bank, respectively. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on our credit ratings. The Wells Fargo term loans have balances of $250.0 million and $300.0 million, mature in 2018 and 2022, respectively, and have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% and 0.90% to 1.75%, respectively. The U.S. Bank term loan has a balance of $150.0 million, matures in 2020, and has a variable interest rates of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings.

Senior Unsecured Notes

As of March 31, 2017, we had approximately $1.6 billion of publicly issued notes and $310.0 million of private placement notes. These senior unsecured notes had maturities at issuance ranging from five to twelve years, averaging 6.2 years remaining until maturity as of March 31, 2017.

Secured Credit Facility

We maintain a $160.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility has maturities from 2017 through 2018. Borrowings under the Fannie Mae Facility totaled $160.0 million at March 31, 2017, all of which was variable rate at an average interest rate of 1.2%. The available borrowing capacity at March 31, 2017 was $160.0 million.

Secured Property Mortgages

At March 31, 2017, we had $1.1 billion of fixed rate conventional property mortgages with an average interest rate of 3.9% and an average maturity in 2019.

On February 7, 2017, we paid off a $15.8 million mortgage associated with the Grand Cypress apartment community. The loan was scheduled for maturity in August 2017.

In addition to that payoff, we paid $3.1 million associated with property mortgage principal amortizations during the three months ended March 31, 2017.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$160.0 million of the Fannie Mae Facility, of which $160.0 million has been borrowed as of March 31, 2017; and

•	$310.0 million of the privately placed senior unsecured notes, all of which has been borrowed as of March 31, 2017.

Total Outstanding Debt

The following table summarizes our indebtedness at March 31, 2017 (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,109,438	3.9%	8/21/2019
Total fixed rate secured debt	$1,109,438	3.9%	8/21/2019

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facility	160,000	1.2%	6/1/2018
Total variable rate secured debt	$160,000	1.2%	6/1/2018

Fair market value adjustments and debt issuance costs	27,060
Total Secured Debt	$1,296,498	3.6%	6/24/2019

Unsecured Debt
Variable rate revolving credit facility	570,000	1.9%	4/15/2020
Variable rate term loan	150,000	1.7%	2/26/2021
Term loans fixed with swaps	700,000	3.1%	11/10/2017
Fixed rate bonds	1,860,000	4.1%	5/29/2023
Fair market value adjustments, debt issuance costs and discounts	(19,314)
Total Unsecured Debt	$3,260,686	3.4%	7/23/2021

Total Outstanding Debt	$4,557,184	3.4%	12/19/2020

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended March 31, 2017 and 2016, we recorded ineffectiveness of $3,000 (increase to interest expense) and $43,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next twelve months, we estimate that an additional $1.4 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of March 31, 2017, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$50,000,000
Interest Rate Swaps(1)	16	$700,000,000

(1)  Four forward rate swaps totaling $200 million, which hedge the first 10 years of interest payments on debt expected to be issued in the second quarter of 2017, are included in the number of instruments but excluded from the notional amount. These swaps are not included in our debt discussion in Note 7 or Management's Discussion and Analysis.

The fair value of our interest rate derivatives designated as hedging instruments at March 31, 2017 included $4.2 million of asset derivatives reported in Other assets and $5.0 million of liability derivatives reported in the Fair market value of interest rate swaps in the Condensed Consolidated Balance Sheet. The fair value of our interest rate derivatives designated as hedging instruments at December 31, 2016 included $2.4 million of asset derivatives reported in "Other assets" and $7.6 million of liability derivatives reported in "Fair market value of interest rate swaps" in the Condensed Consolidated Balance Sheet.

Bifurcated Embedded Derivatives

Additionally, as a result of the Merger (see Note 2), on December 1, 2016, we issued 867,846 shares of MAA Series I preferred stock as consideration. These shares are redeemable, at our option, on and after October 1, 2026, at the redemption price per share of $50 (see Note 10).

This redemption feature embedded in the preferred stock was evaluated in accordance with ASC 815, Derivatives and Hedging, and we determined that we were required to bifurcate the value associated with this feature from its host instrument, the perpetual preferred shares, and account for it as a freestanding derivative on the balance sheet at fair value as a result of the call option.

Thus, the redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" on the accompanying Condensed Consolidated Balance Sheet and will be adjusted to its fair value at each reporting date, with a corresponding adjustment to Other non-property expense. The embedded derivative for these preferred shares was initially recorded at a fair value of  $10.8 million at the date of the Merger and as of December 31, 2016 and then subsequently adjusted to fair value of $14.7 million at March 31, 2017. This $3.9 million increase included a purchase price allocation adjustment of $1.6 million related to the Merger opening balance sheet date, which was recorded in the three months ended March 31, 2017, in addition to a $2.3 million mark to market adjustment to record the change in fair value of the derivative asset.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Location of (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31,	2017	2016		2017	2016		2017	2016

Interest rate contracts	$2,520	$(3,705)	Interest Expense	$(672)	$(1,186)	Interest Expense	$(3)	$(43)

Derivatives Not Designated as Hedging Instruments						Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Three months ended March 31,							2017	2016

Preferred stock embedded derivative						Interest and other non-property expense	$2,353	$—

Credit-Risk-Related Contingent Features

As of March 31, 2017, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $4.8 million, which included accrued interest but excluded any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $5.0 million at March 31, 2017.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2017, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $4.8 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

We did not have any asset or liability derivative balances that were offsetting that would have resulted in reported net derivative balances differing from the recorded gross amount of derivative assets of $4.2 million and $2.4 million as of March 31, 2017 and December 31, 2016, respectively, in addition to gross recorded derivative liabilities of $5.0 million and $7.6 million as of March 31, 2017 and December 31, 2016, respectively.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Affected Line Item in the Condensed Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the three months ended March 31,		2017	2016
Beginning balance		$1,144	$(1,589)
Other comprehensive income (loss) before reclassifications		2,520	(3,705)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	672	1,186
Net current-period other comprehensive (loss) income attributable to noncontrolling interests		(113)	132
Net current-period other comprehensive income (loss) attributable to MAA		3,079	(2,387)
Ending balance		$4,223	$(3,976)

See also discussions in Note 9 (Fair Value Disclosure of Financial Instruments) to the Condensed Consolidated Financial Statements.

9.           Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

We apply Financial Accounting Standard Board, or FASB, ASC 820 Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Fixed rate notes payable at March 31, 2017 and December 31, 2016, totaled $2.98 billion and $3.00 billion, respectively, and had estimated fair values of $3.12 billion and $3.13 billion (excluding prepayment penalties), respectively, as of March 31, 2017 and December 31, 2016. The carrying values of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2017 and December 31, 2016, totaled $1.6 billion and $1.5 billion, respectively, and had estimated fair values of $1.6 billion and $1.5 billion (excluding prepayment penalties), respectively, as of March 31, 2017 and December 31, 2016. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

The derivative asset related to the redemption feature embedded in the MAA Series I preferred stock issued in connection with Merger is valued using widely accepted valuation techniques, including discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value with the call option giving the value of the bifurcated call option as the difference between the two values. This analysis reflects the contractual terms of the redeemable preferred shares, redeemable at the Company's option, on October 1, 2026, reflecting the redemption price per share, $50, as the price at which the preferred stock is redeemable. The analysis uses observable market-based inputs, including discount rates based on the REIT preferred stock indices and adjusted based treasury rates to determine the present value of cash flows for the called value and the perpetual value in addition to trading data available on the preferred shares to interpolate an as called value and discount rate and again adjusted from there to determine the perpetual discount rate using the applicable treasury rates.

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of March 31, 2017 and December 31, 2016 were classified as Level 2 in the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2017
(dollars in thousands)

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017

Assets
Interest rate derivative contracts	Other assets	$—	$4,198	$—	$4,198
Preferred Stock embedded derivative	Other assets	$—	$14,715	$—	$14,715
Total		$—	$18,913	$—	$18,913
Liabilities
Interest derivative rate contracts	Fair market value of interest rate swaps	$—	$5,001	$—	$5,001

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016
(dollars in thousands)

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016

Assets
Interest rate derivative contracts	Other assets	$—	$2,364	$—	$2,364
Preferred Stock embedded derivative	Other assets	$—	$10,783	$—	$10,783
Total		$—	$13,147	$—	$13,147
Liabilities
Interest derivative rate contracts	Fair market value of interest rate swaps	$—	$7,562	$—	$7,562

The fair value estimates presented herein are based on information available to management as of March 31, 2017 and December 31, 2016.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 8 (Derivatives and Hedging Activities) to the Condensed Consolidated Financial Statements.

10.           Shareholders' Equity of MAA

On March 31, 2017, 113,574,798 shares of common stock of MAA and 4,217,444 OP Units in the Operating Partnership (excluding the units held by MAA) were issued and outstanding, representing a total of 117,792,242 common shares and units. At March 31, 2016, 75,505,025 shares of common stock of MAA and 4,162,163 OP Units in the Operating Partnership (excluding units held by MAA) were issued, and outstanding, representing a total of 79,667,188 common shares and units. There were 147,282 options to acquire shares of MAA common stock outstanding as of March 31, 2017 compared to 58,112 outstanding options as of March 31, 2016.

During the three months ended March 31, 2017, 47,480 shares of MAA common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the three months ended March 31, 2016, 18,887 shares were acquired for that purpose. During the three months ended March 31, 2017 and 2016, there were no stock options exercised.

Preferred Stock

As of March 31, 2017, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

Description	Outstanding Shares	Liquidation Preference(1)	Optional Redemption Date	Redemption Price (2)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)		(per share)	(per share)	(per share)
Series I	867,846	$50.00	10/1/2026	$50.00	8.50%	$4.25
(1) The total liquidation preference for outstanding preferred stock is $43.4 million.
(2) The redemption price is the price at which the preferred stock is redeemable, at MAA's option, for cash.

11.    Partners' Capital of MAALP

Operating Partnership Units

Interests in MAALP are represented by Operating Partnership Units, or OP Units. As of March 31, 2017, there were 117,792,242 OP Units outstanding, 113,574,798 or 96.4% of which were owned by MAA, MAALP's general partner. The remaining 4,217,444 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of March 31, 2016, there were 79,667,188 OP Units outstanding, 75,505,025 or 94.8% of which were owned by MAA and 4,162,163 of which were owned by the Class A Limited Partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of the Operating Partnership subject to the restrictions specifically contained within the Operating Partnership's agreement of limited parnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on the Operating Partnership's assets; and distribution of Operating Partnership cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. MAA may delegate these and other powers granted if MAA, the general partner, remains in supervision of the designee.

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of March 31, 2017, a total of 4,217,444 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 113,574,798 Class B Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

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

At March 31, 2017, a total of 4,217,444 Class A Units were outstanding and redeemable for 4,217,444 shares of MAA common stock, with an approximate value of $429.1 million, based on the closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, on March 31, 2017 of $101.74 per share. At March 31, 2016, a total of 4,162,163 Class A Units were outstanding and redeemable for 4,162,163 shares of MAA common stock, with an approximate value of $425.4 million, based on the closing price of MAA’s common stock the NYSE on March 31, 2016 of $102.21 per share.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common stock.

12.     Legal Proceedings

In September 2010, the United States Department of Justice, or DOJ, filed suit against Post Properties (and by virtue of the Merger, MAA) in the United States District Court for the District of Columbia alleging that certain of Post Properties’ apartments violated accessibility requirements of the Fair Housing Act, or FHA, and the Americans with Disabilities Act of 1990, or ADA. The DOJ is seeking, among other things, an injunction against MAA, requiring MAA to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. No trial date has been set.

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

As of March 31, 2017 and December 31, 2016, the Company's accrual for loss contingencies was $41.8 million and $42.1 million in the aggregate, respectively.

13.           Segment Information

As of March 31, 2017, we owned or had ownership interest in 304 multifamily apartment communities in 16 different states and the District of Columbia from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations of each of our apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following are the three reportable operating segments for MAA and the Operating Partnership:

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

•
Non-same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have undergone a significant casualty loss. Also included in non-same store communities are non-multifamily activities, which represent less than 1% of our portfolio's net operating income, or NOI.

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

Note that all properties acquired from Post have been placed in our Non-Same Store and Other operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months as of the first day of the calendar year.

Revenues and NOI for each reportable segment for the three month periods ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Revenues:
Large Market Same Store	$166,258	$160,192
Secondary Market Same Store	86,147	84,093
Non-Same Store and Other	126,503	24,731
Total operating revenues	$378,908	$269,016

NOI:
Large Market Same Store	$104,747	$99,527
Secondary Market Same Store	54,238	53,394
Non-Same Store and Other	78,650	15,214
Total NOI	237,635	168,135
Depreciation and amortization	(129,997)	(75,127)
Acquisition expenses	—	(713)
Property management expenses	(10,981)	(9,004)
General and administrative expenses	(12,840)	(6,582)
Merger related expenses	(2,871)	—
Integration costs	(3,290)	—
Interest and other non-property income	2,679	32
Interest expense	(36,584)	(32,211)
Gain on debt extinguishment/modification	123	3
(Loss) gain on sale of depreciable real estate assets	(73)	755
Net casualty loss after insurance and other settlement proceeds	(91)	(947)
Income tax expense	(651)	(288)
Gain on sale of non-depreciable real estate assets	—	1,627
Gain from real estate joint ventures	357	128
Net income attributable to noncontrolling interests	(1,511)	(2,395)
Preferred Dividends	(922)	—
Net income available for MAA common shareholders	$40,983	$43,413

Assets for each reportable segment as of March 31, 2017 and December 31, 2016, were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Assets:
Large Market Same Store	$4,083,791	$4,126,885
Secondary Market Same Store	1,752,043	1,768,183
Non-Same Store and Other	5,549,507	5,479,780
Corporate assets	174,358	229,643
Total assets	$11,559,699	$11,604,491

14.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the three months ended March 31, 2017:

Community	Market	Units	Date Acquired
Charlotte at Midtown	Nashville, TN	279	March 16, 2017

During the three months ended March 31, 2017, we did not have any disposition activity.

15.           Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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
This ASU is effective for annual reporting periods beginning after December 15, 2016. We adopted this guidance effective January 1, 2017.
We adopted this standard effective January 1, 2017, using the modified retrospective transition method, with a cumulative-effect adjustment to retained earnings, and there was no material effect on our consolidated financial position or results of operations taken as a whole.

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
The update should be applied retrospectively to each period presented. We expect to adopt ASU 2016-18 as of January 1, 2018. We currently report the change in restricted cash within the investing activities in our consolidated statement of cash flows. Upon adoption in Q1 2018, cash and cash equivalents reported in our consolidated statements of cash flows for the three months ended March 31, 2017 will increase by approximately $24.5 million to reflect the restricted cash balances. Additionally, net cash used in investing activities will decrease by $58.3 million for the 3 months ended March 31, 2017.

ASU 2017-01, Clarifying the Definition of a Business (Topic 805)	This ASU clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.	This ASU is effective for interim and annual periods beginning after December 15, 2017. We early adopted this standard effective January 1, 2017.
We adopted this standard as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized. During the first quarter of 2017, acquisition costs totaling $0.6M related to our acquisition of Charlotte at Midtown were capitalized and allocated to the assets acquired based on the relative fair market value of those underlying assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.4% limited partner interest as of March 31, 2017. MAA conducts substantially all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

Risk Associated with Forward Looking Statements

We consider this and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements may include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations, as well as statements about the anticipated benefits from the Merger. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	exposure, as a multifamily-focused REIT, to risks inherent in investments in a single industry and sector;

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

•	inability to attract and retain qualified personnel;

•	cyber liability or potential liability for breaches of our privacy or information security systems;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes;

•	litigation and compliance costs associated with laws requiring access for disabled persons;

•	risks associated with the Merger, including the integration of MAA's and Post Properties' businesses and achieving expected revenue synergies and/or cost savings as a result of the Merger;

•	risks associated with unexpected costs or unexpected liabilities that may arise from the Merger; and

•	other risks identified in this Report and, from time to time, in other reports we file with the SEC or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date on which this Report is filed.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on February 24, 2017 for discussions of our critical accounting policies. During the three months ended March 31, 2017, there were no material changes to these policies.

Overview of the Three Months Ended March 31, 2017

As noted earlier, on December 1, 2016, we consummated the Merger and acquired all of Post's net assets. The consolidated net assets and results of operations of Post Properties are included in our consolidated financial statements of this Report from the closing date, December 1, 2016, going forward. All properties acquired from Post have been placed in our Non-Same Store operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months.

For the three months ended March 31, 2017 net income available for MAA common shareholders was $41.0 million compared to $43.4 million for the three months ended March 31, 2016 . Results for the three months ended March 31, 2017 included $6.2 million of merger and integration costs related to the merger as well as $29.3 million of additional depreciation and amortization expense related to the step-up in asset values from the Post Properties Merger. Also, results for the three months ended March 31, 2016 included $2.4 million of gains on the sale of real estate assets. These increases to net expense were partially offset by increases in revenues primarily resulting from the merger as we experienced a 411.5% increase in our non-same store and other segment. We also experienced a 3.8% increase in our large market same store segment and a 2.4% increase in our secondary market same store segment. The increases in expense were driven by the above mentioned factors and increased property operating expenses primarily in our non-same store and other segment from the acquired Post properties resulting in a 402.8% increase in our non-same store and other segment. We also experienced a 1.4% increase in our large market same store segment expense and a 3.9% increase in our secondary market same store segment expense.

The drivers of these increases are discussed below in the "Results of Operations" section. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio include recent acquisitions, such as the communities acquired as result of the Merger, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. Additional information regarding the composition of our operating segments is included in the Note 13 (Segment Information) to the Condensed Consolidated Financial Statements. The drivers of these increases are discussed below in the results of operations section.

The following table shows our multifamily real estate assets as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Properties(1)	304	255
Units(1)	100,035	79,896
Development units	2,420	628
Average effective rent per unit for the three months ended March 31, 2017 or 2016, as applicable, excluding lease-up and development	$1,158	$1,017
Physical occupancy, excluding lease-up and development	96.5%	96.7%

(1) Includes property/units owned by nonconsolidated joint venture.

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

In addition to the multi-family assets detailed above, we also owned four commercial properties totaling approximately 269,000 square feet of leasable space at March 31, 2017.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Property Revenues

The following table shows our property revenues by segment for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$166,258	$160,192	$6,066	3.8%
Secondary Market Same Store	86,147	84,093	2,054	2.4%
Same Store Portfolio	252,405	244,285	8,120	3.3%
Non-Same Store and Other	126,503	24,731	101,772	411.5%
Total	$378,908	$269,016	$109,892	40.8%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average effective rent per unit of 2.9% for both, year over year. The increase in property revenues from our non-same store and other portfolio is primarily the result of the Merger, as we classified the properties we acquired as non-same store. See discussion of our segment classification methodology in Note 13 (Segment Information) to the Condensed Consolidated Financial Statements included in this Report.

Property Operating Expenses

Property operating expenses include costs primarily consisting of property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$61,511	$60,665	$846	1.4%
Secondary Market Same Store	31,909	30,699	1,210	3.9%
Same Store Portfolio	93,420	91,364	2,056	2.3%
Non-Same Store and Other	47,853	9,517	38,336	402.8%
Total	$141,273	$100,881	$40,392	40.0%

The increase in property operating expenses from our large market same store segment is primarily a result of increases in real estate taxes of $0.8 million. The increase in property operating expenses from our secondary market same store segment is primarily a result of increases in real estate taxes of $0.6 million, maintenance personnel expense of $0.3 million, office personnel expense of $0.1 million, water utilities expense of $0.1 million, cable utilities expense of $0.1 million, and landscape expense of $0.1 million. These increases were slightly offset by a decrease in grounds personnel expense of $0.1 million. The increase in property expenses from our non-same store and other portfolio is primarily the result of the Merger.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2017 was approximately $130.0 million, an increase of $54.9 million from the three months ended March 31, 2016. The increase in depreciation and amortization expense is primarily due to depreciation of $36.2 million and amortization expenses of $15.9 million resulting from the Merger, in addition to asset additions made in the normal course of business.

Property Management Expenses

Property management expenses for the three months ended March 31, 2017 were approximately $11.0 million, an increase of $2.0 million from the three months ended March 31, 2016. This increase is primarily due to the growth in our portfolio as a result of the Merger.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were approximately $12.8 million, an increase of $6.3 million from the three months ended March 31, 2016. This increase is primarily driven by increases in legal expenses of $2.8 million, stock compensation expense of $1.2 million, and audit fees of $0.6 million quarter over quarter.

Merger and Integration Related Expenses

Merger and integration related expenses for the acquisition of Post Properties, were comprised primarily of approximately $2.9 million legal costs and $3.3 million of professional costs for the three months ended March 31, 2017. We did not incur any merger-related expenses for the three months ended March 31, 2016.

Interest Expense

Interest expense for the three months ended March 31, 2017 was approximately $36.6 million, an increase of $4.4 million from the three months ended March 31, 2016. The increase was due to increased borrowing as we assumed several loans as a result of the Merger, including a secured loan with a face value of $186.0 million and two unsecured loans with face values of $150.0 million and $250.0 million. Additionally, we also entered into a new $300.0 million term loan on the closing date of the Merger, and we had additional borrowings from our revolving credit facility.

Net Casualty Loss After Insurance and Other Settlement Proceeds

We recorded a net casualty loss after insurance and other settlement proceeds of $0.1 million for the three months ended March 31, 2017, a decrease of $0.9 million from the three months ended March 31, 2016. This was the result of a decrease in damages that occured in the normal course of business, which was independent of economic factors and management influence.

(Loss) Gain on Sale of Depreciable Real Estate Assets

We recorded a loss on sale of depreciable real estate assets of $0.1 million for the three months ended March 31, 2017. For the three months ended March 31, 2016, we recorded a gain of $0.8 million. The decrease of $0.8 million from the three months ended March 31, 2016 was primarily caused by the disposition of a retail property for a gain of $0.7 million during the three months ended March 31, 2016.

Gain on Sale of Non-depreciable Real Estate Assets

We recorded a gain on sale of non-depreciable real estate assets related to the sale of land of $1.6 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, there were no land dispositions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2017 was approximately $1.5 million, a decrease of $0.9 million from the three months ended March 31, 2016. This decrease is primarily due to the decrease in consolidated net income, which resulted from the factors listed above.

Preferred Dividends Distributed

As a result of the Merger, for the three months ended March 31, 2017 we recorded a dividend distribution to holders of preferred stock of $0.9 million. As there were no MAA Series I preferred shares issued and outstanding during the three months ended March 31, 2016, we did not record a dividend distribution in that quarter.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income available for MAA common shareholders decreased by approximately $2.4 million for the three months ended March 31, 2017 from the three months ended March 31, 2016.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for common shareholders (computed in accordance with GAAP) excluding extraordinary items, asset impairment, gains or losses on disposition of real estate assets, plus net income available to noncontrolling interests, depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis.

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

The following table is a reconciliation of FFO to net income available for MAA common shareholders for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016
Net income available for MAA common shareholders	$40,983	$43,413
Depreciation and amortization of real estate assets	128,968	74,322
Loss (gain) on sale of depreciable real estate assets	73	(755)
Depreciation and amortization of real estate assets of real estate joint ventures	152	6
Net income attributable to noncontrolling interests	1,511	2,395
Funds from operations attributable to the Company	$171,687	$119,381

FFO for the three months ended March 31, 2017 increased approximately $52.3 million from the three months ended March 31, 2016 primarily as a result of the increase in total property revenues of approximately $109.9 million which was offset by the increases in property operating expenses, excluding depreciation and amortization, of $40.4 million, property management expenses of $2.0 million, general and administrative expenses of $6.3 million, merger and integration related expenses of $6.2 million, and interest expense of $4.4 million.

Trends

During the three months ended March 31, 2017, demand for apartments continued to be strong, as it was during the three months ended March 31, 2016. Our same store portfolio (which excludes properties acquired through the Merger) physical occupancy ended March 31, 2017 at a strong 96.7% and average daily physical occupancy for our same store portfolio was 96.2% for the quarter, in line with the three months ended March 31, 2016. Our same store average effective rent per unit continued to grow, up 3.6% in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
An important part of our portfolio strategy is to maintain a diversity of markets, submarkets, product types and price points across the Southeast and Southwest regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban, and downtown/CBD locations, and various monthly rent price points will perform well in “up” cycles as well as weather “down” cycles better. As of March 31, 2017, we were invested in 39 defined MSAs, diversified across both large markets and secondary markets, urban and suburban submarkets, and a variety of monthly rent pricing points.
According to U.S. Census Bureau data, as of February 2017, multifamily permitting across the country was down approximately 5% as compared to February 2016.  While the permitting activity in 2015 and 2016 has led to an increase in supply as compared to recent years, we believe the lack of new apartments in those years, the current downward trend of multifamily permitting, and the demand from new households will help keep supply and demand essentially in balance in most markets. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended March 31, 2017, total move outs attributable to single family home rentals for our same store portfolio remained at 7% of total move outs, in line with the three months ended March 31, 2016. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to support apartment rental demand for our markets.
Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy for our same store ended March 2017 strong and the average for the three months ended March 31, 2017 was in line with the level we achieved in the three months ended March 31, 2016. As we move into the typically busy spring and summer leasing, the current level of physical occupancy puts us in a good position to maximize pricing in the second and third quarters of 2017.
As a result of the Merger, we continue to combine best practices across the entire portfolio that we believe will ultimately enable us to capture more revenues and reduce expenses. Likewise, we believe our scale as a result of the Merger will help achieve efficiencies and create additional buying power.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing and financing activities for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $138.0 million for the three months ended March 31, 2017 from $104.1 million for the three months ended March 31, 2016. This change was a result of various items relating to operating performance, including higher revenues as discussed above.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 was $90.7 million compared to net cash used in investing activities during the three months ended March 31, 2016 of $65.9 million. The primary drivers of this change were as follows:

	Primary drivers of cash (outflow)/inflow during the three months ended March 31,
	2017	2016	(Decrease)/Increase in Net Cash	Percentage (Decrease)/Increase in Net Cash
Proceeds from disposition of real estate assets	$—	$32,481	$(32,481)	(100.0)%
Return of escrow for future acquisitions	$58,259	$—	$58,259	100.0%
Development	$(59,830)	$(13,020)	$(46,810)	(359.5)%
Distributions from real estate joint ventures	$221	$1,418	$(1,197)	(84.4)%

The decrease in proceeds from the disposition of real estate assets resulted from the sale of one commercial property during the three months ended March 31, 2016 compared to no property sales during the three months ended March 31, 2017. The increase in cash inflows from the return of escrow for future acquisitions resulted from having the funding release of one expected 1031(b) transaction that never occurred during the three months ended March 31, 2017 compared to no 1031(b) transaction activity during the three months ended March 31, 2016. The increase in cash outflows for development resulted from the timing of development spending for projects commencing during the three months ended March 31, 2017. The decrease in proceeds from distributions of real estate joint ventures was driven by the final distribution of $1.4 million received from a joint venture property sold during the three months ended March 31, 2016.

Financing Activities

Net cash used in financing activities decreased to $46.9 million for the three months ended March 31, 2017 from $47.5 million for the three months ended March 31, 2016. The primary drivers of this change were as follows:

	Primary drivers of cash inflow/ (outflow) during the three months ended March 31,
	2017	2016	Increase/(Decrease) in Net Cash	Percentage Increase/(Decrease) in Net Cash
Net change in credit lines	$80,000	$55,000	$25,000	45.5%
Principal payments on notes payable	$(18,871)	$(35,494)	$16,623	46.8%
Repurchase of common stock	$(4,734)	$(1,730)	$(3,004)	(173.6)%
Dividends paid on common shares	$(98,791)	$(61,857)	$(36,934)	(59.7)%
Dividends paid on preferred shares	$(922)	$—	$(922)	(100.0)%

The increase in cash inflows related to the net change in credit lines resulted from the increase in borrowings of $80.0 million on the KeyBank Facility during the three months ended March 31, 2017, compared to the increase in borrowings of $55.0 million on the KeyBank Facility during the three months ended March 31, 2016. The decrease in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $15.8 million of secured property mortgages during the three months ended March 31, 2017 compared to paying off approximately $33.6 million of secured property mortgages during the three months ended March 31, 2016. The increase in cash outflows for the repurchase of common stock was driven by 47,480 shares of our common stock being acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans compared to 18,887 shares acquired for that purpose during the three months ended March 31, 2016. The increase in cash outflows from dividends paid on common shares primarily resulted from the increased number of common shareholders resulting from the Merger and the increase in the dividend rate to $0.87 per share during the three months ended March 31, 2017 from $0.82 per share during the three months ended March 31, 2016. The increase in cash outflows from distributions paid on preferred units resulted from the December 2016 issuance of MAA Series I preferred stock in connection with the Merger.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to common unitholders and dividends paid on common shares for both the three months ended March 31, 2017 and 2016. While we had sufficient liquidity to permit common share distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to common shareholders at the current rate, in which event we would be required to reduce the distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may issue from time to time equity or debt securities.

Equity

As of March 31, 2017, MAA owned 113,574,798 OP Units, comprising a 96.4% limited partnership interest in the Operating Partnership, while the remaining 4,217,444 outstanding OP Units were held by third party limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act, the 4,217,444 shares of its common stock that as of March 31, 2017, were issuable upon redemption of OP Units, so that those shares can be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 10 and Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Debt

The following schedule outlines our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2017 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,109,438	2.4	3.9%
Conventional - Variable Rate - Capped (1)	50,000	1.0	1.2%
Total Fixed or Hedged Rate Maturity	$1,159,438	2.3	3.8%
Conventional - Variable Rate	110,000	0.1	1.2%
Fair Market Value Adjustments and Debt Issuance Costs	27,060
Total Secured Indebtedness	$1,296,498	2.3	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$2,560,000	4.9	3.8%
Variable Rate	720,000	0.1	1.9%
Fair Market Value Adjustments, Debt Issuance Costs and Discounts	(19,314)
Total Unsecured Indebtedness	$3,260,686	3.8	3.4%
TOTAL DEBT RATE MATURITY	$4,557,184	3.4	3.4%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,727,184	4.1	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.5% of LIBOR for conventional caps.

As of March 31, 2017, we had entered into interest rate swaps totaling a notional amount of $700.0 million related to issued debt. Additionally, we have entered into four forward rate swaps totaling a notional amount of $200.0 million where the debt has not yet been issued. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $50.0 million as of March 31, 2017.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of March 31, 2017 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Key Bank Unsecured	Public Bonds	Other Unsecured	Secured	Total
2017	$—	$151,670	$17,986	$94,190	$263,846
2018	—	—	300,571	168,333	468,904
2019	—	—	19,953	730,712	750,665
2020	570,000	—	149,718	165,884	885,602
2021	—	—	221,939	126,051	347,990
Thereafter	—	1,381,131	447,718	11,328	1,840,177
Total	$570,000	$1,532,801	$1,157,885	$1,296,498	$4,557,184

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of March 31, 2017 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2017	$183,846	$149,718	$333,564	3.1%	$25,000	$358,564
2018	138,270	250,634	388,904	4.0%	25,000	413,904
2019	750,666	—	750,666	5.8%	—	750,666
2020	165,884	298,995	464,879	3.3%	—	464,879
2021	198,582	—	198,582	5.2%	—	198,582
Thereafter	1,541,181	—	1,541,181	4.0%	—	1,541,181
Total	$2,978,429	$699,347	$3,677,776	4.3%	$50,000	$3,727,776

Unsecured Revolving Credit Facility

On October 15, 2015, the Operating Partnership entered into a $750.0 million unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank, or the KeyBank Facility. This credit facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. On December 1, 2016, the Operating Partnership amended the KeyBank Facility by increasing the borrowing capacity to $1.0 billion. As of March 31, 2017, we had $570 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 0.90%. The KeyBank Facility serves as our primary source of short term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. This facility matures on April 15, 2020.

Unsecured Term Loans

In addition to the Keybank facility, we maintain four unsecured term loans. We had total borrowings of $850 million outstanding under these term loan agreements at March 31, 2017.

A $250.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of March 31, 2017, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with U.S. Bank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt The loan matures on March 1, 2020. As of March 31, 2017, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of March 31, 2017, this loan was bearing interest at a rate of LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2022. As of March 31, 2017, this loan was bearing interest at a rate of LIBOR plus 0.95%.

Senior Unsecured Notes

We have also issued both public and private unsecured notes. As of March 31, 2017, we had approximately $1.6 billion of publicly issued notes and $310 million of unsecured notes issued in two private placements. In October 2013, we publicly issued $350 million of senior unsecured notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400 million of senior unsecured notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we publicly issued $400 million of senior unsecured notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. We also assumed two series of publicly traded senior notes totaling $400 million as a result of the Merger. One series of senior notes assumed as a result of the Merger has a face value of $250 million, is due 2022, and has a coupon of 3.38% paid semiannually on June 1 and December 1. The other series of senior notes assumed as a result of the Merger has a face value of $150 million, is due 2017, and has a coupon of 4.75% paid semi-annually on April 15 and October 15. As of March 31, 2017, all of these amounts remained outstanding.

On July 29, 2011, we issued $135.0 million of senior unsecured notes. The notes were offered in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which were outstanding at March 31, 2017.

On August 31, 2012, we issued $175.0 million of senior unsecured notes. The notes were offered in a private placement with four maturity tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024; all of which were outstanding at March 31, 2017.

Secured Credit Facility

Approximately 3.5% of our outstanding obligations at March 31, 2017 were borrowed through a credit facility credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $160.0 million, of which $160.0 million was collateralized, available to borrow, and borrowed at March 31, 2017. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2017 through 2018.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of March 31, 2017, we had $1.1 billion of secured property mortgages.

For more information regarding our debt capital resources, see Note 7 to the Condensed Consolidated Financial Statements included in this Report.

Contractual Obligations

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of March 31, 2017 (dollars in thousands):

Contractual Obligations (1)	2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt Obligations (2)	$270,588	$476,626	$726,486	$878,284	$342,903	$1,854,512	$4,549,399
Fixed Rate or
Swapped Interest (3)	130,717	129,516	91,826	76,204	67,854	140,924	637,041
Purchase Obligations (4)	1,585	542	—	—	—	—	2,127
Operating Lease Obligations (5)	868	839	689	708	718	63,521	67,343
Total	$403,758	$607,523	$819,001	$955,196	$411,475	$2,058,957	$5,255,910

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments gross of discounts, debt issuance costs and fair market value of debt assumed.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the Condensed Consolidated Financial Statements included in this Report.
(4) Represents development fees.
(5) Primarily comprised of a ground lease underlying one apartment community we own.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had a 35% ownership interest in the Post Massachusetts Avenue joint venture, which consists of 269 units. Our investment in this real estate joint venture is unconsolidated and is recorded using the equity method for the joint ventures in which we do not have a controlling interest.

At March 31, 2017 and 2016, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 24, 2017.

Insurance

We renegotiated our insurance programs effective July 1, 2016, and upon the effective date of the Merger with Post, on December, 1, 2016, all historical property and casualty insurance programs of Post were either assumed and extended through the ending effective date of our existing programs, June 30, 2017, or they were rolled directly into existing MAA programs. Further, we anticipate that all MAA property and casualty insurance programs, including those of historical Post, will be rolled into and combined into MAA's renegotiated insurance programs for the annual policy period beginning on the effective date July 1, 2017. We believe that our current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

Note 15 to the Condensed Consolidated Financial Statements included in this Report provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At March 31, 2017, 29.1% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At March 31, 2017, approximately 92.9% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of March 31, 2017 pursuant to Exchange Act

Rule 13a-15. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of March 31, 2017 pursuant to Exchange Act Rule 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, as that term is defined in Rule 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

In September 2010, the United States Department of Justice, or the DOJ, filed suit against Post Properties (and by virtue of the Merger, MAA) in United States District Court for the District of Columbia alleging that certain of MAA’s apartments violated accessibility requirements of the Fair Housing Act, or the FHA, and the Americans with Disabilities Act of 1990, or the ADA. The DOJ is seeking, among other things, an injunction against MAA, requiring MAA to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. No trial date has been set and no significant settlement negotiations with the DOJ have occurred.

In addition, we are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

For more information regarding our legal proceedings, see Note 12 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A.   Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on February 24, 2017,

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows repurchases of shares for the three-month period ended March 31, 2017:

MAA Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units)That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2017 - January 31, 2017	—	$—	—	4,000,000
February 1, 2017 - February 28, 2017	—	$—	—	4,000,000
March 1, 2017 - March 31, 2017	—	$—	—	4,000,000

Total	—	$—	—	4,000,000

(1)	This reflects the number of shares of MAA's common stock that were available for purchase under the 4,000,000 share repurchase program authorized by MAA's Board of Directors in December 2015.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Report.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger dated by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc.,  Post GP Holdings, Inc. and Post Apartment Homes, L.P. dated as of August 15, 2016, (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K filed on August 15, 2016 and incorporated herein by reference).

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
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended March 31, 2017, filed with the SEC on April 27, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 (Unaudited) and 2016 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 (Unaudited) and 2016 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 (Unaudited) and 2016 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	April 27, 2017	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	April 27, 2017	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger dated by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc.,  Post GP Holdings, Inc. and Post Apartment Homes, L.P. dated as of August 15, 2016, (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K filed on August 15, 2016 and incorporated herein by reference).

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
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended March 31, 2017, filed with the SEC on April 27, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 (Unaudited) and 2016 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 (Unaudited) and 2016 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 (Unaudited) and 2016 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).