Form 10-Q
period 2017-06-30
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2017-07-27
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	July 24, 2017
Common Stock, $0.01 par value	113,607,733

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This periodic report on Form 10-Q, or this Report, combines the quarterly reports for the quarter ended June 30, 2017 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is its sole general partner. Mid-America Apartment Communities, Inc. and its 96.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2017, MAA owned 113,607,734 OP Units (or 96.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets:
Real estate assets:
Land	$1,821,016	$1,816,008
Buildings and improvements	10,641,003	10,523,762
Furniture, fixtures and equipment	323,155	298,204
Development and capital improvements in progress	258,047	231,224
	13,043,221	12,869,198
Less accumulated depreciation	(1,851,913)	(1,656,071)
	11,191,308	11,213,127

Undeveloped land	64,790	71,464
Corporate properties, net	12,072	12,778
Investments in real estate joint ventures	44,839	44,493
Assets held for sale	31,366	—
Real estate assets, net	11,344,375	11,341,862

Cash and cash equivalents	39,659	33,536
Restricted cash	27,859	88,264
Deferred financing costs, net	4,292	5,065
Other assets	116,705	134,525
Goodwill	1,239	1,239
Total assets	$11,534,129	$11,604,491

Liabilities and equity:
Liabilities:
Unsecured notes payable	$3,443,056	$3,180,624
Secured notes payable	1,129,996	1,319,088
Accounts payable	13,932	11,970
Fair market value of interest rate swaps	3,626	7,562
Accrued expenses and other liabilities	381,232	414,244
Security deposits	19,637	18,829
Total liabilities	4,991,479	4,952,317

Redeemable common stock	10,408	10,073

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,607,734 and 113,518,212 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively(1)	1,134	1,133
Additional paid-in capital	7,114,079	7,109,012
Accumulated distributions in excess of net income	(817,616)	(707,479)
Accumulated other comprehensive income	735	1,144
Total MAA shareholders' equity	6,298,341	6,403,819
Noncontrolling interests - operating partnership units	231,595	235,976
Total Company's shareholders' equity	6,529,936	6,639,795
Noncontrolling interests - consolidated real estate entity	2,306	2,306
Total equity	6,532,242	6,642,101
Total liabilities and equity	$11,534,129	$11,604,491

(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the condensed consolidated balance sheets. The number of shares classified as redeemable stock on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 are 98,771 and 103,578, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating revenues:
Rental revenues	$355,832	$249,326	$707,009	$494,991
Other property revenues	26,959	22,910	54,690	46,261
Total operating revenues	382,791	272,236	761,699	541,252
Property operating expenses:
Personnel	34,642	25,858	68,015	51,055
Building repairs and maintenance	11,811	7,680	21,624	13,779
Real estate taxes and insurance	54,163	34,729	108,136	69,900
Utilities	27,527	22,244	54,424	44,380
Landscaping	7,045	5,673	13,567	10,994
Other operating	10,781	6,771	21,476	13,728
Depreciation and amortization	126,360	75,742	256,357	150,870
Total property operating expenses	272,329	178,697	543,599	354,706
Acquisition expenses	—	421	—	1,134
Property management expenses	10,745	8,310	21,726	17,313
General and administrative expenses	9,534	7,014	22,374	13,596
Merger related expenses	978	—	3,849	—
Integration related expenses	3,229	—	6,519	—
Income from continuing operations before non-operating items	85,976	77,794	163,632	154,503
Interest and other non-property income	650	62	3,329	94
Interest expense	(38,481)	(32,039)	(75,065)	(64,250)
Gain on debt extinguishment	2,217	—	2,340	3
Net casualty (loss) gain after insurance and other settlement proceeds	(240)	1,760	(331)	813
Gain on sale of depreciable real estate assets	274	68	201	823
Gain on sale of non-depreciable real estate assets	48	543	48	2,170
Income before income tax expense	50,444	48,188	94,154	94,156
Income tax expense	(618)	(457)	(1,269)	(745)
Income from continuing operations before joint venture activity	49,826	47,731	92,885	93,411
Gain (loss) from real estate joint ventures	329	(101)	686	27
Net income	50,155	47,630	93,571	93,438
Net income attributable to noncontrolling interests	1,840	2,486	3,351	4,881
Net income available for shareholders	48,315	45,144	90,220	88,557
Dividends to MAA Series I preferred shareholders	922	—	1,844	—
Net income available for MAA common shareholders	$47,393	$45,144	$88,376	$88,557

Earnings per common share - basic:
Net income available for common shareholders	$0.42	$0.60	$0.78	$1.17

Earnings per common share - diluted:
Net income available for common shareholders	$0.42	$0.60	$0.78	$1.17

Dividends declared per common share	$0.87	$0.82	$1.74	$1.64

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$50,155	$47,630	$93,571	$93,438
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(3,863)	(1,314)	(1,343)	(5,019)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	246	1,131	918	2,317
Total comprehensive income	46,538	47,447	93,146	90,736
Less: comprehensive income attributable to noncontrolling interests	(1,711)	(2,477)	(3,335)	(4,740)
Comprehensive income attributable to MAA	$44,827	$44,970	$89,811	$85,996

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$93,571	$93,438
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(196)	(110)
Depreciation and amortization	256,872	151,114
Stock compensation expense	5,618	3,958
Redeemable stock expense	330	282
Amortization of debt premium and debt issuance costs	(6,023)	(5,096)
Gain from investments in real estate joint ventures	(686)	(27)
Gain on debt extinguishment	(3,921)	—
Derivative interest credit	(4,064)	(1,295)
Settlement of forward swaps	(1,547)	—
Gain on sale of non-depreciable real estate assets	(48)	(2,170)
Gain on sale of depreciable real estate assets	(201)	(823)
Net casualty loss (gain) and other settlement proceeds	331	(813)
Changes in assets and liabilities:
Restricted cash	2,146	951
Other assets	(6,077)	4,130
Accounts payable	2,008	1,542
Accrued expenses and other	(17,131)	(7,567)
Security deposits	806	702
Net cash provided by operating activities	321,788	238,216
Cash flows from investing activities:
Purchases of real estate and other assets	(62,817)	(130,597)
Normal capital improvements	(50,890)	(44,417)
Construction capital and other improvements	(5,453)	(3,288)
Renovations to existing real estate assets	(20,309)	(17,719)
Development	(109,720)	(29,156)
Distributions from real estate joint ventures	—	1,793
Proceeds from disposition of real estate assets	1,551	38,001
Return of escrow for future acquisitions	58,259	—
Net cash used in investing activities	(189,379)	(185,383)
Cash flows from financing activities:
Net change in credit lines	(330,000)	105,000
Proceeds from notes payable	597,480	—
Principal payments on notes payable	(178,164)	(37,261)
Payment of deferred financing costs	(5,257)	(141)
Repurchase of common stock	(4,782)	(1,742)
Proceeds from issuances of common shares	783	628
Exercise of stock options	432	—
Distributions to noncontrolling interests	(7,332)	(6,823)
Dividends paid on common shares	(197,602)	(123,774)
Dividends paid on preferred shares	(1,844)	—
Net cash used in financing activities	(126,286)	(64,113)
Net increase (decrease) in cash and cash equivalents	6,123	(11,280)
Cash and cash equivalents, beginning of period	33,536	37,559
Cash and cash equivalents, end of period	$39,659	$26,279

Supplemental disclosure of cash flow information:
Interest paid	$79,981	$71,092
Income taxes paid	$2,226	$1,544
Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$265	$158
Accrued construction in progress	$19,360	$10,781
Interest capitalized	$4,227	$708
Mark-to-market adjustment on derivative instruments	$6,757	$(1,407)

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except unit data)

	June 30, 2017	December 31, 2016
Assets:
Real estate assets:
Land	$1,821,016	$1,816,008
Buildings and improvements	10,641,003	10,523,762
Furniture, fixtures and equipment	323,155	298,204
Development and capital improvements in progress	258,047	231,224
	13,043,221	12,869,198
Less accumulated depreciation	(1,851,913)	(1,656,071)
	11,191,308	11,213,127

Undeveloped land	64,790	71,464
Corporate properties, net	12,072	12,778
Investments in real estate joint ventures	44,839	44,493
Assets held for sale	31,366	—
Real estate assets, net	11,344,375	11,341,862

Cash and cash equivalents	39,659	33,536
Restricted cash	27,859	88,264
Deferred financing costs, net	4,292	5,065
Other assets	116,705	134,525
Goodwill	1,239	1,239
Total assets	$11,534,129	$11,604,491

Liabilities and Capital:
Liabilities:
Unsecured notes payable	$3,443,056	$3,180,624
Secured notes payable	1,129,996	1,319,088
Accounts payable	13,932	11,970
Fair market value of interest rate swaps	3,626	7,562
Accrued expenses and other liabilities	381,232	414,244
Security deposits	19,637	18,829
Due to general partner	19	19
Total liabilities	4,991,498	4,952,336

Redeemable common units	10,408	10,073

Operating Partnership Capital:
Preferred Units: 867,846 Preferred Units outstanding at June 30, 2017 and at December 31, 2016	66,840	64,833
Common Units:
General partner: 113,607,734 OP Units outstanding at June 30, 2017 and 113,518,212 OP Units outstanding at December 31, 2016 (1)	6,230,661	6,337,721
Limited partners: 4,215,678 OP Units outstanding at June 30, 2017 and 4,220,403 OP Units outstanding at December 31, 2016 (1)	231,595	235,976
Accumulated other comprehensive income	821	1,246
Total operating partners' capital	6,529,917	6,639,776
Noncontrolling interests - consolidated real estate entity	2,306	2,306
Total capital	6,532,223	6,642,082
Total liabilities and capital	$11,534,129	$11,604,491

(1)
Number of units outstanding represents total OP Units regardless of classification on the condensed consolidated balance sheets. The number of OP Units classified as redeemable units on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 are 98,771 and 103,578, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating revenues:
Rental revenues	$355,832	$249,326	$707,009	$494,991
Other property revenues	26,959	22,910	54,690	46,261
Total operating revenues	382,791	272,236	761,699	541,252
Property operating expenses:
Personnel	34,642	25,858	68,015	51,055
Building repairs and maintenance	11,811	7,680	21,624	13,779
Real estate taxes and insurance	54,163	34,729	108,136	69,900
Utilities	27,527	22,244	54,424	44,380
Landscaping	7,045	5,673	13,567	10,994
Other operating	10,781	6,771	21,476	13,728
Depreciation and amortization	126,360	75,742	256,357	150,870
Total property operating expenses	272,329	178,697	543,599	354,706
Acquisition expenses	—	421	—	1,134
Property management expenses	10,745	8,310	21,726	17,313
General and administrative expenses	9,534	7,014	22,374	13,596
Merger related expenses	978	—	3,849	—
Integration related expenses	3,229	—	6,519	—
Income from continuing operations before non-operating items	85,976	77,794	163,632	154,503
Interest and other non-property income	650	62	3,329	94
Interest expense	(38,481)	(32,039)	(75,065)	(64,250)
Gain on debt extinguishment	2,217	—	2,340	3
Net casualty (loss) gain after insurance and other settlement proceeds	(240)	1,760	(331)	813
Gain on sale of depreciable real estate assets	274	68	201	823
Gain on sale of non-depreciable real estate assets	48	543	48	2,170
Income before income tax expense	50,444	48,188	94,154	94,156
Income tax expense	(618)	(457)	(1,269)	(745)
Income from continuing operations before joint venture activity	49,826	47,731	92,885	93,411
Gain (loss) from real estate joint ventures	329	(101)	686	27
Net income	50,155	47,630	93,571	93,438
Dividends to preferred unitholders	922	—	1,844	—
Net income available for Mid-America Apartments, L.P. common unitholders	$49,233	$47,630	$91,727	$93,438

Earnings per common unit - basic:
Net income available for common unitholders	$0.42	$0.60	$0.78	$1.17

Earnings per common unit - diluted:
Net income available for common unitholders	$0.42	$0.60	$0.78	$1.17

Distributions declared per common unit	$0.87	$0.82	$1.74	$1.64

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$50,155	$47,630	$93,571	$93,438
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(3,863)	(1,314)	(1,343)	(5,019)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	246	1,131	918	2,317
Comprehensive income attributable to Mid-America Apartments, L.P.	$46,538	$47,447	$93,146	$90,736

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$93,571	$93,438
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(196)	(110)
Depreciation and amortization	256,872	151,114
Stock compensation expense	5,618	3,958
Redeemable units expense	330	282
Amortization of debt premium and debt issuance costs	(6,023)	(5,096)
Gain from investments in real estate joint ventures	(686)	(27)
Gain on debt extinguishment	(3,921)	—
Derivative interest credit	(4,064)	(1,295)
Settlement of forward swaps	(1,547)	—
Gain on sale of non-depreciable real estate assets	(48)	(2,170)
Gain on sale of depreciable real estate assets	(201)	(823)
Net casualty loss (gain) and other settlement proceeds	331	(813)
Changes in assets and liabilities:
Restricted cash	2,146	951
Other assets	(6,077)	4,130
Accounts payable	2,008	1,542
Accrued expenses and other	(17,131)	(7,567)
Security deposits	806	702
Net cash provided by operating activities	321,788	238,216
Cash flows from investing activities:
Purchases of real estate and other assets	(62,817)	(130,597)
Normal capital improvements	(50,890)	(44,417)
Construction capital and other improvements	(5,453)	(3,288)
Renovations to existing real estate assets	(20,309)	(17,719)
Development	(109,720)	(29,156)
Distributions from real estate joint ventures	—	1,793
Proceeds from disposition of real estate assets	1,551	38,001
Return of escrow for future acquisitions	58,259	—
Net cash used in investing activities	(189,379)	(185,383)
Cash flows from financing activities:
Net change in credit lines	(330,000)	105,000
Proceeds from notes payable	597,480	—
Principal payments on notes payable	(178,164)	(37,261)
Payment of deferred financing costs	(5,257)	(141)
Repurchase of common units	(4,782)	(1,742)
Distributions paid on preferred units	(1,844)	—
Proceeds from issuances of common units	783	628
Exercise of unit options	432	—
Distributions paid on common units	(204,934)	(130,597)
Net cash used in financing activities	(126,286)	(64,113)
Net increase (decrease) in cash and cash equivalents	6,123	(11,280)
Cash and cash equivalents, beginning of period	33,536	37,559
Cash and cash equivalents, end of period	$39,659	$26,279

Supplemental disclosure of cash flow information:
Interest paid	$79,981	$71,092
Income taxes paid	$2,226	$1,544
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$19,360	$10,781
Interest capitalized	$4,227	$708
Mark-to-market adjustment on derivative instruments	$6,757	$(1,407)

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
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

As of June 30, 2017, MAA owned 113,607,734 OP Units (or 96.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

On December 1, 2016, MAA completed a merger with Post Properties, Inc., or Post Properties. Pursuant to the Agreement and Plan of Merger, or the Merger Agreement, Post Properties merged with and into MAA, with MAA continuing as the surviving corporation, or the Parent Merger, and Post LP merged with and into MAALP, with MAALP continuing as the surviving entity, or the Partnership Merger. We refer to the Parent Merger, together with the Partnership Merger, as the Merger in this Report. Under the terms of the Merger Agreement, each share of Post Properties common stock was converted into the right to receive 0.71 of a newly issued share of MAA common stock including the right, if any, to receive cash in lieu of fractional shares of MAA common stock. In addition, each limited partner interest in Post LP designated as a "Class A Unit" automatically converted into the right to receive 0.71 of a newly issued partnership unit of MAALP. Also, each share of Post Properties 8 1/2% Series A Cumulative Redeemable Preferred Stock, which we refer to as the Post Properties Series A preferred stock, was automatically converted into the right to receive one newly issued share of MAA's 8.50% Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share, which we refer to as MAA Series I preferred stock. Each newly issued share of MAA Series I preferred stock has the same rights, preferences, privileges, and voting powers as those of the Post Properties Series A preferred stock.

As of June 30, 2017, we owned and operated 304 apartment communities, comprising 100,237 apartments located in 16 states, through the Operating Partnership. As of June 30, 2017, we also owned a 35.0% interest in an unconsolidated real estate joint venture. As of June 30, 2017, we had six development communities under construction totaling 1,766 units. Total expected costs for the development projects are $396.1 million, of which $293.1 million has been incurred through June 30, 2017. We expect to complete construction on two projects by the fourth quarter of 2017, two projects by the first quarter of 2018, one project by the third quarter of 2018, and one project by the fourth quarter of 2018. Twenty-nine of our multifamily properties include retail components with approximately 600,000 square feet of gross leasable area. We also have four wholly owned commercial properties, which we acquired through the Merger, with approximately 269,000 square feet of combined gross leasable area.

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The Condensed Consolidated Financial Statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 92.5% to 100% of all consolidated subsidiaries, including the Operating Partnership. The Condensed Consolidated Financial Statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 92.5% to 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Noncontrolling Interests

At June 30, 2017, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of the Operating Partnership (see Note 11) and (2) noncontrolling interests related to its consolidated real estate entities (see "Investment in Consolidated Real Estate Joint Ventures" below).

Investment in Unconsolidated Real Estate Joint Ventures

Immediately prior to the effective date of the Merger, Post Properties together with other institutional investors, in a limited liability company, or the Apartment LLC, owned one apartment community located in Washington, D.C.  Post Properties had a 35.0% equity interest in this unconsolidated joint venture, which we retained immediately following the effectiveness of the Merger and as of June 30, 2017. We provide property and asset management services to the Apartment LLC for which we earn fees.

This joint venture was determined to be a VIE, but we are not designated as a primary beneficiary. As a result, we account for our investment in the Apartment LLC using the equity method of accounting as we are able to exert significant influence, but do not have a controlling interest in this joint venture.  At June 30, 2017, our investment in the Apartment LLC totaled $44.8 million.

Investment in Consolidated Real Estate Joint Ventures

In 2015, Post Properties entered into a joint venture arrangement with a private real estate company to develop, construct and operate a 358-unit apartment community in Denver, Colorado. At June 30, 2017, we owned a 92.5% equity interest in the consolidated joint venture. In 2015, this joint venture acquired the land site and initiated the development of the apartment community. The venture partner will generally be responsible for the development and construction of the community and we will continue to manage the community upon its completion. This joint venture was determined to be a VIE with us designated as the primary beneficiary. As a result, the accounts of the joint venture are consolidated by us. At June 30, 2017, our consolidated assets, liabilities and equity included construction in progress of $51.6 million, land of $14.5 million, and accounts payable and accrued expenses of $5.8 million.

Assets Held for Sale

During June 2017, the criteria for classifying three apartment communities and one land parcel as held for sale were met, and as a result, the assets and liabilities for these properties were presented as held for sale in the Condensed Consolidated Balance Sheets. Additionally, we ceased recording depreciation and amortization following the held for sale designation for these properties. See Note 16 (Subsequent Events) for details on the July 2017 disposition of these properties.

2.    Business Combinations

On December 1, 2016, we completed the Merger. As part of the Merger, we acquired 61 wholly-owned apartment communities comprising 24,138 units, including 269 apartment units in one community held in an unconsolidated entity, and 2,262  apartment units in six communities that were under development at the Merger date. Post Properties had operations in ten markets across the United States. In addition to the apartment communities, we also acquired four commercial properties, totaling approximately 269,000 square feet. The consolidated net assets and results of operations of Post Properties are included in our Consolidated Financial Statements from the closing date, December 1, 2016, going forward.

The total purchase price of approximately $4.0 billion was determined based on the number of shares of Post Properties' common stock, the number of shares of Post Properties’ Series A preferred stock, and shares of Post LP's Class A Units of limited partnership interest outstanding as of December 1, 2016, in addition to cash consideration provided by the Operating Partnership immediately prior to the Merger to pay off a $300.0 million Post LP unsecured term loan and a $162.0 million Post LP line of credit, both outstanding from Wells Fargo. In all cases in which MAA’s common stock price was a determining factor in arriving at final consideration for the Merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on December 1, 2016 ($91.41 per share). The MAA Series I preferred stock consideration was valued at $77.00 per share, which excluded a $14.24 per share bifurcated call option (See Notes 8 & 9). The total purchase price also included $2.0 million of other consideration, a majority of which related to assumed stock compensation plans. As a result of the Merger, we issued approximately 38.0 million shares of MAA common stock, approximately 80,000 OP Units, and approximately 868,000 newly issued shares of MAA Series I preferred stock.

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

The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date. The following preliminary purchase price allocation for the Merger reflects updates primarily to increased derivative asset values on the preferred share bifurcated call option (included in "Other assets") offset by an adjustment to litigation reserves and real estate asset values from our December 31, 2016 estimates. Such preliminary purchase price allocation was based on our valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed.

The purchase price was allocated as follows (in thousands):

Land	$875,332
Buildings and improvements	3,397,496
Furniture, fixtures and equipment	81,243
Development and capital improvements in progress	183,881
Undeveloped land	24,200
Commercial properties, net	3,610
Investment in real estate joint venture	44,435
Lease intangible assets	53,192
Cash and cash equivalents	34,292
Restricted cash	3,608
Deferred costs and other assets, excluding lease intangible assets	42,052
Total assets acquired	4,743,341

Notes payable	(595,609)
Fair market value of interest rate swaps	(2,118)
Lease intangible liabilities	(1,661)
Accounts payable, accrued expenses, and other liabilities	(133,054)
Total liabilities assumed, including debt	(732,442)

Noncontrolling interests - consolidated real estate entity	(2,306)

Total purchase price	$4,008,593

The purchase price accounting reflected in the accompanying financial statements is based upon estimates and assumptions that are subject to change within the measurement period, pursuant to ASC 805. See Note 12 for loss contingencies identified, measured, and included in "Accounts payable, accrued expenses, and other liabilities" in the allocation above. We have preliminarily completed our valuation procedures. Adjustments may still occur as the valuation and revised preliminary purchase allocation is finalized in areas such as real estate related assets and liabilities, equity investments, litigation reserves, debt and debt related instruments, and certain other acquired assets and liabilities assumed.

We incurred Merger and integration related expenses of $10.4 million for the six months ended June 30, 2017. These amounts were expensed as incurred and are included in the Condensed Consolidated Statements of Operations in the items titled "Merger related expenses", primarily consisting of severance and professional costs, and "Integration related expenses", primarily consisting of temporary systems, staffing, and facilities costs.

3.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income available for MAA common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and six months ended June 30, 2017 and 2016, MAA's basic earnings per share was computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below:

(dollars and shares in thousands, except per share amounts)	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Shares Outstanding
Weighted average common shares - basic	113,403		75,277		113,371		75,263
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	—	(1)
Effect of dilutive securities	211		—	(2)	279		239
Weighted average common shares - diluted	113,614		75,277		113,650		75,502

Calculation of Earnings per Share - basic
Net Income	$50,155		$47,630		$93,571		$93,438
Net Income attributable to noncontrolling interests	(1,840)		(2,486)		(3,351)		(4,881)
Unvested restricted stock (allocation of earnings)	(76)		(134)		(149)		(237)
Preferred dividends	(922)		—		(1,844)		—
Net income available for common shareholders, adjusted	$47,317		$45,010		$88,227		$88,320

Weighted average common shares - basic	113,403		75,277		113,371		75,263
Earnings per share - basic	$0.42		$0.60		$0.78		$1.17

Calculation of Earnings per Share - diluted
Net Income	$50,155		$47,630		$93,571		$93,438
Net income attributable to noncontrolling interests	(1,840)	(1)	(2,486)	(1)	(3,351)	(1)	(4,881)	(1)
Unvested restricted stock (allocation of earnings)	—		(134)	(2)	—		—
Preferred dividends	(922)		—		(1,844)		—
Net income available for common shareholders, adjusted	$47,393		$45,010		$88,376		$88,557

Weighted average common shares - diluted	113,614		75,277		113,650		75,502
Earnings per share - diluted	$0.42		$0.60		$0.78		$1.17

(1) For both the three and six months ended June 30, 2017 and June 30, 2016, 4.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.
(2) For the three months ended June 30, 2016, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per OP Unit computations for the three and six months ended June 30, 2017 and 2016 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended June 30,			Six months ended June 30,
	2017	2016		2017	2016
Units Outstanding
Weighted average common units - basic	117,619	79,436		117,589	79,424
Effect of dilutive securities	211	—	(1)	279	239
Weighted average common units - diluted	117,830	79,436		117,868	79,663

Calculation of Earnings per Unit - basic
Net Income	$50,155	$47,630		$93,571	$93,438
Unvested restricted stock (allocation of earnings)	(76)	(134)		(149)	(237)
Preferred unit distributions	(922)	—		(1,844)	—
Net income available for common unitholders, adjusted	$49,157	$47,496		$91,578	$93,201

Weighted average common units - basic	117,619	79,436		117,589	79,424
Earnings per common unit - basic	$0.42	$0.60		$0.78	$1.17

Calculation of Earnings per Unit - diluted
Net Income	$50,155	$47,630		$93,571	$93,438
Unvested restricted stock (allocation of earnings)	—	(134)	(1)	—	—
Preferred unit distributions	(922)	—		(1,844)	—
Net income available for common unitholders, adjusted	$49,233	$47,496		$91,727	$93,438

Weighted average common units - diluted	117,830	79,436		117,868	79,663
Earnings per common unit - diluted	$0.42	$0.60		$0.78	$1.17

(1) For the three months ended June 30, 2016, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

5.    MAA Equity

Changes in total equity and its components for the six-month periods ended June 30, 2017 and 2016 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock Amount	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2016	$9	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101
Net income attributable to controlling interest	—	—	—	90,220	—	3,351	—	93,571
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	—	(409)	(16)	—	(425)
Issuance and registration of common shares	—	1	15	—	—	—	—	16
Issuance and registration of preferred shares	—	—	2,007	—	—	—	—	2,007
Shares repurchased and retired	—	—	(4,782)	—	—	—	—	(4,782)
Exercise of stock options	—	—	218	—	—	—	—	218
Shares issued in exchange for common units	—	—	265	—	—	(265)	—	—
Shares issued in exchange for redeemable stock	—	—	1,482	—	—	—	—	1,482
Redeemable stock fair market value adjustment	—	—	—	(719)	—	—	—	(719)
Adjustment for noncontrolling interest ownership in operating partnership	—	—	123	—	—	(123)	—	—
Amortization of unearned compensation	—	—	5,739	(114)	—	—	—	5,625
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($1.74 per share)	—	—	—	(197,680)	—	—	—	(197,680)
Dividends on noncontrolling interest units ($1.74 per unit)	—	—	—	—	—	(7,328)	—	(7,328)
EQUITY BALANCE JUNE 30, 2017	$9	$1,134	$7,114,079	$(817,616)	$735	$231,595	$2,306	$6,532,242

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock Amount	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2015	$—	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$—	$3,157,823
Net income attributable to controlling interest	—	—	—	88,557	—	4,881	—	93,438
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	—	(2,561)	(141)	—	(2,702)
Issuance and registration of common shares	—	1	185	—	—	—	—	186
Shares repurchased and retired	—	—	(1,742)	—	—	—	—	(1,742)
Shares issued in exchange for common units	—	—	158	—	—	(158)	—	—
Shares issued in exchange for redeemable stock	—	—	123	—	—	—	—	123
Redeemable stock fair market value adjustment	—	—	—	(1,518)	—	—	—	(1,518)
Adjustment for noncontrolling interest ownership in operating partnership	—	—	(87)	—	—	87	—	—
Amortization of unearned compensation	—	—	4,383	—	—	—	—	4,383
Dividends on common stock ($1.64 per share)	—	—	—	(123,852)	—	—	—	(123,852)
Dividends on noncontrolling interest units ($1.64 per unit)	—	—	—	—	—	(6,820)	—	(6,820)
EQUITY BALANCE JUNE 30, 2016	$—	$754	$3,630,094	$(670,954)	$(4,150)	$163,575	$—	$3,119,319

6.    MAALP Capital

Changes in total capital and its components for the six-month periods ended June 30, 2017 and 2016 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082
Net income attributable to controlling interest	3,351	88,376	1,844	—	—	93,571
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	(425)	—	(425)
Issuance of units	—	16	2,007	—	—	2,023
Units repurchased and retired	—	(4,782)	—	—	—	(4,782)
Exercise of unit options	—	218	—	—	—	218
General partner units issued in exchange for limited partner units	(265)	265	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482
Redeemable units fair market value adjustment	—	(719)	—	—	—	(719)
Adjustment for limited partners' capital at redemption value	(139)	139	—	—	—	—
Amortization of unearned compensation	—	5,625	—	—	—	5,625
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions ($1.74 per unit)	(7,328)	(197,680)	—	—	—	(205,008)
CAPITAL BALANCE JUNE 30, 2017	$231,595	$6,230,661	$66,840	$821	$2,306	$6,532,223

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$—	$(1,618)	$—	$3,157,804
Net income attributable to controlling interest	4,881	88,557	—	—	—	93,438
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	(2,702)	—	(2,702)
Issuance of units	—	186	—	—	—	186
Units repurchased and retired	—	(1,742)	—	—	—	(1,742)
General partner units issued in exchange for limited partner units	(158)	158	—	—	—	—
Units issued in exchange for redeemable units	—	123	—	—	—	123
Redeemable units fair market value adjustment	—	(1,518)	—	—	—	(1,518)
Adjustment for limited partners' capital at redemption value	(54)	54	—	—	—	—
Amortization of unearned compensation	—	4,383	—	—	—	4,383
Distributions ($1.64 per unit)	(6,820)	(123,852)	—	—	—	(130,672)
CAPITAL BALANCE JUNE 30, 2016	$163,575	$2,960,045	$—	$(4,320)	$—	$3,119,300

7.           Borrowings

The weighted average interest rate at June 30, 2017 for the $4.6 billion of debt outstanding was 3.6%, compared to the weighted average interest rate of 3.5% on $4.5 billion of debt outstanding at December 31, 2016. Our debt consists of an unsecured revolving credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this Note 7.

At June 30, 2017, we had $3.0 billion of senior unsecured notes and term loans fixed at an average interest rate of 3.8%, $300.0 million of variable rate term loans with an average interest rate of 2.0%, and a $1.0 billion variable rate revolving credit facility with an average interest rate of 2.1% with $160.0 million borrowed at June 30, 2017. Additionally, we had $110.0 million of secured variable rate debt outstanding at an average interest rate of 1.6% and $50.0 million of capped secured variable rate debt at an average interest rate of 1.6%. The interest rate on all other secured debt, totaling $970.0 million, was hedged or fixed at an average interest rate of 3.6%.

Unsecured Revolving Credit Facility

We maintain a $1.0 billion unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at 2.13%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At June 30, 2017, we had $160.0 million actually borrowed under this facility, and another approximately $2.3 million of the facility used to support letters of credit.

Unsecured Term Loans

We also maintain four term loans with a syndicate of banks, one led by KeyBank National Association, or KeyBank, two by Wells Fargo Bank, N.A., or Wells Fargo, and one by U.S. Bank National Association, or U.S. Bank, respectively. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on our credit ratings. The Wells Fargo term loans have balances of $250.0 million and $300.0 million, respectively, mature in 2018 and 2022, respectively, and have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% and 0.90% to 1.75%, respectively. The U.S. Bank term loan has a balance of $150.0 million, matures in 2020, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings.

Senior Unsecured Notes

As of June 30, 2017, we had approximately $2.2 billion (face value) of publicly issued notes and $310 million of private placement notes. These senior unsecured notes had maturities at issuance ranging from five to twelve years, averaging 6.9 years remaining until maturity as of June 30, 2017.

On May 9, 2017, the Operating Partnership publicly issued $600.0 million in aggregate principal amount of notes, maturing on June 1, 2027 with an interest rate of 3.60% per annum, or the 2027 Notes. The purchase price paid by the initial purchasers was 99.58% of the principal amount. The 2027 Notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest on the 2027 Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017. The net proceeds from the offering, after deducting the original issue discount of approximately $2.5 million and underwriting commissions and expenses of approximately $3.9 million, were approximately $593.6 million. The 2027 Notes have been reflected net of discount and debt issuance costs in the Condensed Consolidated Balance Sheet. In connection with the issuance of the 2027 Notes, we cash settled $300 million in forward interest rate swap agreements, entered into earlier in the year to effectively lock the interest rate on the planned transaction, which produced an effective interest rate of 3.68% over the ten year life of the 2027 Notes.

Secured Credit Facility

We maintain a $160.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility has maturities from 2017 through 2018. Borrowings under the Fannie Mae Facility totaled $160.0 million at June 30, 2017, all of which was variable rate at an average interest rate of 1.6%. The available borrowing capacity at June 30, 2017 was $160.0 million.

Secured Property Mortgages

At June 30, 2017, we had $1.0 billion of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019.

On February 7, 2017, we paid off a $15.8 million mortgage associated with the Grand Cypress apartment community. The loan was scheduled for maturity in August 2017.

On May 31, 2017, we paid off a $156.4 million mortgage associated with the following apartment communities: CG at Edgewater, CG at Madison, CG at Seven Oaks, CG at Town Park, CG at Barrett Creek, CG at River Oaks, and CG at Huntersville. The loan was scheduled for maturity in June 2019.

In addition to these payoffs, we paid $6.0 million associated with property mortgage principal amortizations during the six months ended June 30, 2017.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$160.0 million of the Fannie Mae Facility, of which $160.0 million has been borrowed as of June 30, 2017; and

•	$310.0 million of the privately placed senior unsecured notes, all of which has been borrowed as of June 30, 2017.

Total Outstanding Debt

The following table summarizes our indebtedness at June 30, 2017 (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$950,145	4.0%	9/2/2019
Total fixed rate secured debt	$950,145	4.0%	9/2/2019

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facility	160,000	1.6%	6/1/2018
Total variable rate secured debt	$160,000	1.6%	6/1/2018

Fair market value adjustments and debt issuance costs	19,851
Total Secured Debt	$1,129,996	3.6%	6/27/2019

Unsecured Debt
Variable rate revolving credit facility	160,000	2.1%	4/15/2020
Variable rate term loan	300,000	2.0%	8/29/2020
Term loans fixed with swaps	550,000	3.1%	4/17/2018
Fixed rate bonds	2,460,000	4.0%	5/20/2024
Fair market value adjustments, debt issuance costs and discounts	(26,944)
Total Unsecured Debt	$3,443,056	3.6%	11/20/2022

Total Outstanding Debt	$4,573,052	3.6%	12/29/2021

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended June 30, 2017 and 2016, we recorded ineffectiveness of $11,000 (increase to interest expense) and $120,000 (increase to interest expense), respectively, and during the six months ended June 30, 2017 and 2016, we recorded ineffectiveness of $14,000 (increase to interest expense) and $163,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next twelve months, we estimate that an additional $130,000 will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap receipts.

As of June 30, 2017, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$50,000,000
Interest Rate Swaps	10	$550,000,000

The fair value of our interest rate derivatives designated as hedging instruments at June 30, 2017 included $1.9 million of asset derivatives reported in Other assets and $3.6 million of liability derivatives reported in the Fair market value of interest rate swaps in the Condensed Consolidated Balance Sheet. The fair value of our interest rate derivatives designated as hedging instruments at December 31, 2016 included $2.4 million of asset derivatives reported in "Other assets" and $7.6 million of liability derivatives reported in "Fair market value of interest rate swaps" in the Condensed Consolidated Balance Sheet.

Bifurcated Embedded Derivatives

Additionally, as a result of the Merger (see Note 2), on December 1, 2016, we issued 867,846 shares of MAA Series I preferred stock as consideration. These shares are redeemable, at our option, on and after October 1, 2026, at the redemption price per share of $50 (see Note 10).

This redemption feature embedded in the MAA Series I preferred stock was evaluated in accordance with ASC 815, Derivatives and Hedging, and we determined that we were required to bifurcate the value associated with this feature from its host instrument, the perpetual preferred shares, and account for it as a freestanding derivative on the balance sheet at fair value as a result of the call option.

Thus, the redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" on the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding adjustment to Other non-property income or expense. The embedded derivative for these preferred shares was initially recorded at a fair value of  $10.8 million at the date of the Merger and as of December 31, 2016 and then subsequently adjusted to fair value of $14.1 million at June 30, 2017. This $3.3 million year-to-date increase includes a purchase price allocation adjustment of $1.6 million related to the Merger opening balance sheet date, which was recorded in the six months ended June 30, 2017, as well as $1.7 million year-to-date mark to market adjustments to record the change in fair value of the derivative asset in the six months ended June 30, 2017.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Location of (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30,	2017	2016		2017	2016		2017	2016

Interest rate contracts	$(3,863)	$(1,314)	Interest Expense	$(246)	$(1,131)	Interest Expense	$(11)	$(120)

Six months ended June 30,

Interest rate contracts	$(1,343)	$(5,019)	Interest Expense	$(918)	$(2,317)	Interest Expense	$(14)	$(163)

Derivatives Not Designated as Hedging Instruments						Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Three months ended June 30,							2017	2016

Preferred stock embedded derivative						Interest and other non-property income	$(633)	$—

Six months ended June 30,

Preferred stock embedded derivative						Interest and other non-property income	$1,720	$—

Credit-Risk-Related Contingent Features

As of June 30, 2017, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $3.8 million, which included accrued interest but excluded any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $3.6 million at June 30, 2017.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2017, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $3.8 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

We did not have any asset or liability derivative balances that were offsetting that would have resulted in reported net derivative balances differing from the recorded gross amount of derivative assets of $1.9 million and $2.4 million (excluding the preferred stock embedded derivative) as of June 30, 2017 and December 31, 2016, respectively, in addition to gross recorded derivative liabilities of $3.6 million and $7.6 million as of June 30, 2017 and December 31, 2016, respectively.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the six months ended June 30, 2017 and 2016 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Affected Line Item in the Condensed Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the six months ended June 30,		2017	2016
Beginning balance		$1,144	$(1,589)
Other comprehensive income (loss) before reclassifications		(1,343)	(5,019)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	918	2,317
Net current-period other comprehensive (loss) income attributable to noncontrolling interests		16	141
Net current-period other comprehensive income (loss) attributable to MAA		(409)	(2,561)
Ending balance		$735	$(4,150)

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

Fixed rate notes payable at June 30, 2017 and December 31, 2016, totaled $3.40 billion and $3.00 billion, respectively, and had estimated fair values of $3.55 billion and $3.13 billion (excluding prepayment penalties), respectively, as of June 30, 2017 and December 31, 2016. The carrying values of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2017 and December 31, 2016, totaled $1.2 billion and $1.5 billion, respectively, and had estimated fair values of $1.2 billion and $1.5 billion (excluding prepayment penalties), respectively, as of June 30, 2017 and December 31, 2016. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

The derivative asset related to the redemption feature embedded in the MAA Series I preferred stock issued in connection with Merger is valued using widely accepted valuation techniques, including discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value with the call option giving the value of the bifurcated call option as the difference between the two values. This analysis reflects the contractual terms of the redeemable preferred shares, redeemable at the Company's option, on October 1, 2026, reflecting the redemption price per share, $50, as the price at which the preferred stock is redeemable. The analysis uses observable market-based inputs, including discount rates based on trading data available on the preferred shares to interpolate an as called value and adjusted based treasury rates to determine the present value of cash flows for the called value and the perpetual value in addition to market data available on the preferred shares to interpolate an as called value and discount rate and again adjusted from there to determine the perpetual discount rate using the applicable treasury rates.

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of June 30, 2017 and December 31, 2016 were classified as Level 2 in the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2017
(dollars in thousands)

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017

Assets
Interest rate derivative contracts	Other assets	$—	$1,897	$—	$1,897
Preferred Stock embedded derivative	Other assets	—	14,083	—	14,083
Total		$—	$15,980	$—	$15,980
Liabilities
Interest derivative rate contracts	Fair market value of interest rate swaps	$—	$3,626	$—	$3,626

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016
(dollars in thousands)

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016

Assets
Interest rate derivative contracts	Other assets	$—	$2,364	$—	$2,364
Preferred Stock embedded derivative	Other assets	—	10,783	—	10,783
Total		$—	$13,147	$—	$13,147
Liabilities
Interest derivative rate contracts	Fair market value of interest rate swaps	$—	$7,562	$—	$7,562

The fair value estimates presented herein are based on information available to management as of June 30, 2017 and December 31, 2016.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 8 (Derivatives and Hedging Activities) to the Condensed Consolidated Financial Statements.

10.           Shareholders' Equity of MAA

On June 30, 2017, 113,607,734 shares of common stock of MAA and 4,215,678 OP Units in the Operating Partnership (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,823,412 common shares and units. At June 30, 2016, 75,524,086 shares of common stock of MAA and 4,159,003 OP Units in the Operating Partnership (excluding OP Units held by MAA) were issued and outstanding, representing a total of 79,683,089 common shares and units. There were 108,438 options to acquire shares of MAA common stock outstanding as of June 30, 2017 compared to 39,084 outstanding options as of June 30, 2016.

During the six months ended June 30, 2017, 47,956 shares of MAA common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the six months ended June 30, 2016, 18,988 shares were acquired for that purpose. During the six months ended June 30, 2017, we issued 10,340 shares related to the exercise of stock options. These exercises resulted in proceeds of $0.4 million. During the six months ended June 30, 2016 there were no stock options exercised.

Preferred Stock

As of June 30, 2017, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

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

11.    Partners' Capital of MAALP

Operating Partnership Units

Interests in MAALP are represented by OP Units. As of June 30, 2017, there were 117,823,412 OP Units outstanding, 113,607,734 or 96.4% of which were owned by MAA, MAALP's general partner. The remaining 4,215,678 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of June 30, 2016, there were 79,683,089 OP Units outstanding, 75,524,086 or 94.8% of which were owned by MAA and 4,159,003 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of June 30, 2017, a total of 4,215,678 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 113,607,734 Class B Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

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

At June 30, 2017, a total of 4,215,678 Class A Units were outstanding and redeemable for 4,215,678 shares of MAA common stock, with an approximate value of $444.2 million, based on the closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, on June 30, 2017 of $105.38 per share. At June 30, 2016, a total of 4,159,003 Class A Units were outstanding and redeemable for 4,159,003 shares of MAA common stock, with an approximate value of $442.5 million, based on the closing price of MAA’s common stock on the NYSE on June 30, 2016 of $106.40 per share.

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

As of June 30, 2017 and December 31, 2016, the Company's accrual for loss contingencies was $38.9 million and $42.1 million in the aggregate, respectively.

13.           Segment Information

As of June 30, 2017, we owned or had ownership interest in 305 multifamily apartment communities in 16 different states and the District of Columbia from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations of each of our apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following are the three reportable operating segments for MAA and the Operating Partnership:

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

•
Non-same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have undergone a significant casualty loss. Also included in non-same store communities are non-multifamily activities.

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

Note that all properties acquired from Post Properties have been placed in our Non-Same Store and Other operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months as of the first day of the current calendar year.

Revenues and NOI for each reportable segment for the three- and six- month periods ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Large Market Same Store	$167,712	$162,487	$333,971	$322,679
Secondary Market Same Store	87,231	84,770	173,377	168,863
Non-Same Store and Other	127,848	24,979	254,351	49,710
Total operating revenues	$382,791	$272,236	$761,699	$541,252

NOI:
Large Market Same Store	$104,098	$101,108	$208,845	$200,635
Secondary Market Same Store	54,544	52,745	108,781	106,139
Non-Same Store and Other	78,180	15,428	156,831	30,642
Total NOI	236,822	169,281	474,457	337,416
Depreciation and amortization	(126,360)	(75,742)	(256,357)	(150,870)
Acquisition expenses	—	(421)	—	(1,134)
Property management expenses	(10,745)	(8,310)	(21,726)	(17,313)
General and administrative expenses	(9,534)	(7,014)	(22,374)	(13,596)
Merger related expenses	(978)	—	(3,849)	—
Integration costs	(3,229)	—	(6,519)	—
Interest and other non-property income	650	62	3,329	94
Interest expense	(38,481)	(32,039)	(75,065)	(64,250)
Gain on debt extinguishment/modification	2,217	—	2,340	3
Gain on sale of depreciable real estate assets	274	68	201	823
Net casualty (loss) gain after insurance and other settlement proceeds	(240)	1,760	(331)	813
Income tax expense	(618)	(457)	(1,269)	(745)
Gain on sale of non-depreciable real estate assets	48	543	48	2,170
Gain (loss) from real estate joint ventures	329	(101)	686	27
Net income attributable to noncontrolling interests	(1,840)	(2,486)	(3,351)	(4,881)
Preferred Dividends	(922)	—	(1,844)	—
Net income available for MAA common shareholders	$47,393	$45,144	$88,376	$88,557

Assets for each reportable segment as of June 30, 2017 and December 31, 2016, were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Assets:
Large Market Same Store	$4,060,183	$4,126,885
Secondary Market Same Store	1,741,902	1,768,183
Non-Same Store and Other	5,550,019	5,479,780
Corporate assets	182,025	229,643
Total assets	$11,534,129	$11,604,491

14.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the six months ended June 30, 2017:

Community	Market	Units	Date Acquired
Charlotte at Midtown	Nashville, TN	279	March 16, 2017

The following chart shows our disposition activity for the six months ended June 30, 2017:

Community	Market	Acres	Date Sold
Lakewood Ranch - Outparcel	Tampa, FL	12	April 7, 2017
Post Alexander - Outparcel	Atlanta, GA	1	June 12, 2017

15.           Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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
The update should be applied retrospectively to each period presented. We expect to adopt ASU 2016-18 as of January 1, 2018. We currently report the change in restricted cash within the operating and investing activities in our consolidated statement of cash flows. Upon adoption in Q1 2018, cash and cash equivalents reported in our consolidated statements of cash flows for the six months ended June 30, 2017 will increase by approximately $27.9 million to reflect the restricted cash balances. Additionally, net cash used in investing activities will decrease by $58.3 million for the six months ended June 30, 2017.

ASU 2017-01, Clarifying the Definition of a Business (Topic 805)	This ASU clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.	This ASU is effective for interim and annual periods beginning after December 15, 2017. We early adopted this standard effective January 1, 2017.
We adopted this standard as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized. Through the second quarter of 2017, acquisition costs totaling $0.6 million related to our acquisition of Charlotte at Midtown were capitalized and allocated to the assets acquired based on the relative fair market value of those underlying assets.

16.     Subsequent Events

Dispositions

During July 2017, we sold three multifamily properties that were classified as held for sale as of June 30, 2017. See Footnote 1, "Basis of Presentation and Principles of Consolidation and Significant Accounting Policies," for details on the held for sale classification of these properties. The following table lists the communities that were disposed during July 2017:

Community	Market	Units	Closing Date	Operating Segment
Paddock Club Lakeland	Lakeland, FL	464	July 13, 2017	Non-same store and other
Paddock Club Montgomery	Montgomery, AL	208	July 20, 2017	Non-same store and other
Northwood Place	Arlington, TX	270	July 20, 2017	Non-same store and other

We expect to recognize total net gains on the sale of real estate assets of approximately $60 million in the third quarter of 2017 in connection with the sale of these properties.

Financing

On July 17, 2017, we paid off $150 million of senior unsecured notes upon maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.4% limited partner interest as of June 30, 2017. MAA conducts substantially all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on February 24, 2017 for discussions of our critical accounting policies. During the three months ended June 30, 2017, there were no material changes to these policies.

Overview of the Three Months Ended June 30, 2017

As noted earlier, on December 1, 2016, we consummated the Merger and acquired all of Post Properties' Consolidated net assets. The consolidated net assets and results of operations of Post Properties are included in our Condensed Consolidated Financial Statements of this Report from the closing date, December 1, 2016, going forward. All properties acquired from Post Properties have been placed in our Non-Same Store and Other operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months.

For the three months ended June 30, 2017 net income available for MAA common shareholders was $47.4 million compared to $45.1 million for the three months ended June 30, 2016. Results for the three months ended June 30, 2017 included $4.2 million of merger and integration costs related to the Merger as well as $48.9 million of additional depreciation and amortization expense. These increases to net expense were partially offset by increases in revenues primarily resulting from the Merger, as we experienced a 411.8% increase in our Non-Same Store and Other segment. We also experienced a 3.2% increase in our Large Market Same Store segment revenues and a 2.9% increase in our Secondary Market Same Store segment revenue. The increases in expense were driven by the above mentioned factors and increased property operating expenses primarily in our Non-Same Store and Other segment from the properties we acquired in the Merger resulting in a 420.0% increase in our Non-Same Store and Other segment. We also experienced a 3.6% increase in our Large Market Same Store segment expenses and a 2.1% increase in our Secondary Market Same Store segment expenses.

The drivers of these increases are discussed below in the "Results of Operations" section. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio include recent acquisitions, such as the communities acquired as result of the Merger, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. Additional information regarding the composition of our operating segments is included in Note 13 (Segment Information) to the Condensed Consolidated Financial Statements included in this Report.

The following table shows our multifamily real estate assets as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Properties(1)	305	256
Units(1)	100,237	80,300
Development units	1,766	628
Average effective rent per unit for the three months ended June 30, 2017 or 2016, as applicable, excluding lease-up and development	$1,166	$1,031
Physical occupancy, excluding lease-up and development	96.5%	96.6%

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

In addition to the multi-family assets detailed above, we also owned four commercial properties totaling approximately 269,000 square feet of combined gross leasable space at June 30, 2017.

Results of Operations

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Property Revenues

The following table shows our property revenues by segment for the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three months ended June 30,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$167,712	$162,487	$5,225	3.2%
Secondary Market Same Store	87,231	84,770	2,461	2.9%
Same Store Portfolio	254,943	247,257	7,686	3.1%
Non-Same Store and Other	127,848	24,979	102,869	411.8%
Total	$382,791	$272,236	$110,555	40.6%

The increases in property revenues from our Large Market Same Store and Secondary Market Same Store segments are primarily a result of increased average effective rent per unit of 3.3% and 2.8% year over year, respectively. The increase in property revenues from our Non-Same Store and Other segment is primarily the result of the Merger, as we classified the properties we acquired as non-same store. See the discussion of our segment classification methodology in Note 13 (Segment Information) to the Condensed Consolidated Financial Statements included in this Report.

Property Operating Expenses

Property operating expenses include costs primarily consisting of property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three months ended June 30,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$63,614	$61,379	$2,235	3.6%
Secondary Market Same Store	32,687	32,025	662	2.1%
Same Store Portfolio	96,301	93,404	2,897	3.1%
Non-Same Store and Other	49,668	9,551	40,117	420.0%
Total	$145,969	$102,955	$43,014	41.8%

The increase in property operating expenses from our Large Market Same Store segment is primarily a result of increases in real estate taxes of $0.9 million, building repairs and maintenance expense of $0.6 million, and personnel expense of $0.7 million. The increase in property operating expenses from our Secondary Market Same Store segment is primarily a result of increases in personnel expense of $0.4 million and landscape expense of $0.4 million. The increase in property expenses from our Non-Same Store and Other segment is primarily the result of the Merger.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2017 was approximately $126.4 million, an increase of $50.6 million from the three months ended June 30, 2016. The increase in depreciation and amortization expense is primarily due to depreciation of $38.3 million and amortization expenses of $10.6 million resulting from the Merger, in addition to asset additions made in the normal course of business.

Property Management Expenses

Property management expenses for the three months ended June 30, 2017 were approximately $10.7 million, an increase of $2.4 million from the three months ended June 30, 2016. This increase is primarily due to the growth in our portfolio as a result of the Merger.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 were approximately $9.5 million, an increase of $2.5 million from the three months ended June 30, 2016. This increase is primarily driven by increases in legal expenses quarter over quarter.

Merger and Integration Related Expenses

Merger and integration related expenses for the acquisition of Post Properties were comprised primarily of approximately $1.0 million of legal costs and $3.2 million of professional costs for the three months ended June 30, 2017. We did not incur any merger or integration related expenses for the three months ended June 30, 2016.

Interest Expense

Interest expense for the three months ended June 30, 2017 was approximately $38.5 million, an increase of $6.4 million from the three months ended June 30, 2016. The increase was primarily due to increased borrowing as we assumed several loans as a result of the Merger, including a secured loan with a face value of $186.0 million and two unsecured loans with face values of $150.0 million and $250.0 million. Additionally, we also entered into a new $300.0 million term loan on the closing date of the Merger. During the three months ended June 30, 2017, we issued a public bond with a face value of $600 million, bearing interest at 3.60% per annum.

Gain on Debt Extinguishment

We recorded a gain on debt extinguishment of $2.2 million for the three months ended June 30, 2017. We did not record a gain or loss for the three months ended June 30, 2016. The $2.2 million net gain on debt extinguishment resulted from the write-off of the mark-to-market debt adjustment related to the payoff of the secured mortgages with Fannie Mae, partially offset by a cash prepayment penalty of $1.6 million.

Net Casualty (Loss) Gain After Insurance and Other Settlement Proceeds

During the three months ended June 30, 2017, no significant insurance proceeds were received, as net casualty loss after insurance and other settlement proceeds of $0.2 million was recorded. The net casualty gain after insurance and settlement proceeds of $1.8 million recorded for the three months ended June 30, 2016, was primarily due to the receipt of insurance settlement payments related to loss claims.

Preferred Dividends Distributed

As a result of the Merger, for the three months ended June 30, 2017 we recorded a dividend distribution to holders of MAA Series I preferred stock of $0.9 million. As there were no MAA Series I preferred shares issued and outstanding during the three months ended June 30, 2016, we did not record a preferred dividend distribution in that quarter.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income available for MAA common shareholders increased by approximately $2.2 million for the three months ended June 30, 2017 from the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

Property Revenues

The following table shows our property revenues by segment for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Six months ended June 30,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$333,971	$322,679	$11,292	3.5%
Secondary Market Same Store	173,377	168,863	4,514	2.7%
Same Store Portfolio	507,348	491,542	15,806	3.2%
Non-Same Store and Other	254,351	49,710	204,641	411.7%
Total	$761,699	$541,252	$220,447	40.7%

The increases in property revenues from our Large Market Same Store and Secondary Market Same Store segments are primarily a result of increased average effective rent per unit of 3.6% and 2.8%, respectively, as compared to the six months ended June 30, 2016. The increase in property revenues from our Non-Same Store and Other portfolio is primarily the result of the Merger, as we classified the properties we acquired as non-same store. See the discussion of our segment classification methodology in Note 13 (Segment Information) to the Condensed Consolidated Financial Statements included in this Report.

Property Operating Expenses

Property operating expenses include costs primarily consisting of property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Six months ended June 30,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$125,126	$122,044	$3,082	2.5%
Secondary Market Same Store	64,596	62,724	1,872	3.0%
Same Store Portfolio	189,722	184,768	4,954	2.7%
Non-Same Store and Other	97,520	19,068	78,452	411.4%
Total	$287,242	$203,836	$83,406	40.9%

The increase in property operating expenses from our Large Market Same Store segment is primarily a result of increases in real estate taxes of $2.9 million. The increase in property operating expenses from our Secondary Market Same Store Segment is primarily a result of increases in real estate taxes of $0.8 million, maintenance personnel expense of $0.5 million, office personnel expense of $0.2 million, and utilities expense of $0.3 million. The increase in property expenses from our Non-Same Store and Other segment is primarily the result of the Merger.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2017 was approximately $256.4 million, an increase of $105.5 million from the six months ended June 30, 2016 The increase in depreciation and amortization expense is primarily due to depreciation of $76.2 million and amortization expenses of $16.0 million resulting from the Merger, in addition to asset additions made in the normal course of business.

Property Management Expenses
Property management expenses for the six months ended June 30, 2017 were approximately $21.7 million, an increase $4.4 million of from the six months ended June 30, 2016. This increase is primarily due to the growth in our portfolio as a result of the Merger.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were approximately $22.4 million, an increase of $8.8 million from the six months ended June 30, 2016. This increase is primarily driven by increases in corporate G&A expense as a result of the Post merger and legal expenses.

Merger and Integration Related Expenses

Merger and integration related expenses for the acquisition of Post Properties, were comprised primarily of approximately $3.8 million legal costs and $6.5 million of professional costs for the six months ended June 30, 2017. We did not incur any merger or integration related expenses for the six months ended June 30, 2016.

Interest and Other Non-property Income

Interest and other non-property income for the six months ended June 30, 2017 was approximately $3.3 million, an increase of approximately $3.2 million from the six months ended June 30, 2016. This increase is primarily driven by $1.7 million year-to-date mark-to-market adjustments of the bifurcated embedded derivative (see FN 8).

Interest Expense

Interest expense for the six months ended June 30, 2017 was approximately $75.1 million an increase of $10.8 million from the six months ended June 30, 2016. The increase was due to increased borrowing as we assumed several loans as a result of the Merger, including a secured loan with a face value of $186.0 million and two unsecured loans with face values of $150 million and $250 million. Additionally, we also entered into a new $300.0 million term loan on the closing date of the Merger. During the second quarter of 2017 we issued a public bond with a face value of $600 million, bearing interest at 3.60% per annum. The remainder of the increase was mainly due to interest related to the newly issued bond.

Gain on Debt Extinguishment

We recorded a gain on debt extinguishment of $2.3 million for the six months ended June 30, 2017, an increase of approximately $2.3 million from the six months ended June 30, 2016. This increase was primarily the result of a $2.2 million net gain on debt extinguishment due to the write-off of the mark-to-market debt adjustment related to the payoff of the secured mortgages with Fannie Mae, partially offset by a cash prepayment penalty of $1.6 million.

Gain on Sale of Non-depreciable Real Estate Assets

During the six months ended June 30, 2017, we recorded a gain on the sale of non-depreciable real estate assets related to the sale of $48.0 thousand due to the disposition of land during the second quarter. During the six months ended June 30, 2016 we recorded a gain on sale of non-depreciable real estate assets related to the sale of land of $2.2 million due to the dispositions of land parcels at Colonial Grand at Heathrow, CP Huntsville, and Colonial Promenade Nord du Lac.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2017 was approximately $3.4 million, a decrease of $1.5 million from the six months ended June 30, 2016. This decrease is primarily due to the decrease in consolidated net income, which resulted from the factors listed above.

Preferred Dividends Distributed

As a result of the Merger, for the six months ended June 30, 2017 we recorded a dividend distribution to holders of preferred stock of $1.8 million. As there were no MAA Series I preferred shares issued and outstanding during the six months ended June 30, 2016, we did not record a preferred dividend distribution in that period.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income available for MAA common shareholders decreased by approximately $0.2 million for the six months ended June 30, 2017 from the six months ended June 30, 2016.

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

The following table is a reconciliation of FFO to net income available for MAA common shareholders for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income available for MAA common shareholders	$47,393	$45,144	$88,376	$88,557
Depreciation and amortization of real estate assets	125,344	74,901	254,312	149,223
Gain on sale of depreciable real estate assets	(274)	(68)	(201)	(823)
Loss on disposition within unconsolidated entities	—	98	—	98
Depreciation and amortization of real estate assets of real estate joint ventures	150	5	302	11
Net income attributable to noncontrolling interests	1,840	2,486	3,351	4,881
Funds from operations attributable to the Company	$174,453	$122,566	$346,140	$241,947

FFO for the three months ended June 30, 2017 increased approximately $51.9 million from the three months ended June 30, 2016 primarily as a result of the increase in total property revenues of approximately $110.6 million which was offset by the increases in property operating expenses, excluding depreciation and amortization, of $43.0 million, property management expenses of $2.4 million, general and administrative expenses of $2.5 million, and merger and integration related expenses of $4.2 million.

FFO for the six months ended June 30, 2017 increased approximately $104.2 million from the six months ended June 30, 2016 primarily as a result of the increase in total property revenues of approximately $220.4 million which was offset by the increases in property operating expenses, excluding depreciation and amortization, of $83.4 million, property management expenses of $4.4 million, general and administrative expenses of $8.8 million, and merger and integration related expenses of $10.4 million. The majority of the remaining variance was attributable to an an increase in interest expense of $10.8 million, offset by an increase in interest and other non-property income of $3.2 million.

Trends

During the three months ended June 30, 2017, demand for apartments continued to be strong, as it was during the three months ended June 30, 2016. Our same store portfolio (which excludes properties acquired through the Merger) physical occupancy ended June 30, 2017 at a strong 96.7% and average daily physical occupancy for our same store portfolio was 96.3% for the quarter, in line with the three months ended June 30, 2016. Our same store average effective rent per unit continued to grow, up 3.2% in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
An important part of our portfolio strategy is to maintain a diversity of markets, submarkets, product types and price points across the Southeast and Southwest regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban, and downtown/CBD locations, and various monthly rent price points will perform well in “up” cycles as well as weather “down” cycles better. Currently, MAA is invested in 39 defined MSAs, diversified across both large markets and secondary markets, urban and suburban submarkets, and a variety of monthly rent pricing points.

According to U.S. Census Bureau data, as of May 2017, multifamily permitting across MAA's markets was down 6% as compared to May 2016.  While the permitting activity in 2015 and 2016 has led to an increase in supply as compared to recent years, we believe the lack of new apartments in those years, the current downward trend of multifamily permitting, and the demand from new households will help keep supply and demand essentially in balance in most markets. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended June 30, 2017, total move outs attributable to single family home rentals for our same store portfolio was less than 7% of total move outs, compared to about 6% for the three months ended June 30, 2016. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to support apartment rental demand for our markets.
Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy for our same store portfolio ended June 2017 strong and the average for the three months ended June 30, 2017 was in line with the level we achieved in the three months ended June 30, 2016. As we continue through the typically strong summer leasing season, the current level of physical occupancy puts us in a good position to produce strong pricing in the third quarter of 2017.
As a result of the Merger, we continue to combine best practices across the entire portfolio that we believe will ultimately enable us to capture more revenues and reduce expenses. Likewise, we believe our scale as a result of the Merger will help achieve efficiencies and create additional buying power that will benefit our properties acquired as part of the Merger as well as our properties that were owned prior to the Merger.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing and financing activities for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $321.8 million for the six months ended June 30, 2017 compared to $238.2 million for the six months ended June 30, 2016. This change was a result of various items relating to operating performance, including higher revenues as discussed above.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 was $189.4 million compared to net cash used in investing activities during the six months ended June 30, 2016 of $185.4 million. The primary drivers of this change were as follows:

	Primary drivers of cash (outflow)/inflow during the six months ended June 30,
	2017	2016	Increase(Decrease)/ in Net Cash	Percentage Increase/(Decrease) in Net Cash
Purchases of real estate and other assets	$(62,817)	$(130,597)	$67,780	51.9%
Proceeds from disposition of real estate assets	$1,551	$38,001	$(36,450)	(95.9)%
Return of escrow for future acquisitions	$58,259	$—	$58,259	100.0%
Development	$(109,720)	$(29,156)	$(80,564)	(276.3)%

The decrease in purchases of real estate and other assets resulted from the acquisition of one apartment community during the six months ended June 30, 2017, compared to the acquisition of two apartment communities during the six months ended June 30, 2016. The decrease in proceeds from the disposition of real estate assets resulted from the sale of two land parcels during the six months ended June 30, 2017, compared to the sale of one commercial property and three land parcels during the six months ended June 30, 2016. The increase in cash inflows from the return of escrow for future acquisitions was a result of the funding release of one expected 1031(b) transaction that never occurred during the six months ended June 30, 2017, compared to no 1031(b) transaction activity during the six months ended June 30, 2016. The increase in cash outflows for development resulted from the timing of development spending for projects commencing during the six months ended June 30, 2017, and the increase in our development pipeline as a result of the Merger.

Financing Activities

Net cash used in financing activities increased to $126.3 million for the six months ended June 30, 2017 compared to $64.1 million for the six months ended June 30, 2016. The primary drivers of this change were as follows:

	Primary drivers of cash (outflow)/inflow during the six months ended June 30,
	2017	2016	(Decrease)/Increase in Net Cash	Percentage (Decrease)/Increase in Net Cash
Net change in credit lines	$(330,000)	$105,000	$(435,000)	(414.3)%
Proceeds from notes payable	$597,480	$—	$597,480	100.0%
Principal payments on notes payable	$(178,164)	$(37,261)	$(140,903)	(378.2)%
Payment of deferred financing costs	$(5,257)	$(141)	$(5,116)	(3,628.4)%
Dividends paid on common shares	$(197,602)	$(123,774)	$(73,828)	(59.6)%

The increase in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $330.0 million on the KeyBank Facility during the six months ended June 30, 2017, compared to the increase in net borrowings of $105.0 million on the KeyBank Facility during the six months ended June 30, 2016. The increase in proceeds from notes payable during the six months ended June 30, 2017 relates to the May 2017 issuance of senior unsecured notes discussed in Note 7; there was no debt issuance during the six months ended June 30, 2016. The increase in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $172.2 million of secured property mortgages during the six months ended June 30, 2017 compared to paying off approximately $33.6 million of secured property mortgages during the six months ended June 30, 2016. The increase in cash outflows from the payment of deferred financing costs primarily resulted from deferred financing costs incurred in Q2 2017 as a result of the May 2017 bond issuance. The increase in cash outflows from dividends paid on common shares primarily resulted from the increased number of common shares outstanding resulting from the Merger and the increase in the dividend rate to $1.74 per share during the six months ended June 30, 2017 compared to dividend rate of $1.64 per share during the six months ended June 30, 2016.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to common unitholders and dividends paid on common shares for both the six months ended June 30, 2017 and 2016. While we had sufficient liquidity to permit common share distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to common shareholders at the current rate, in which event we would be required to reduce the distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may, from time to time, issue equity or debt securities.

Equity

As of June 30, 2017, MAA owned 113,607,734 OP Units, comprising a 96.4% limited partnership interest in the Operating Partnership, while the remaining 4,215,678 outstanding OP Units were held by third party limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act the 4,215,678 shares of its common stock, that as of June 30, 2017, were issuable upon redemption of OP Units, so that those shares can be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 10 and Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Debt

The following schedule outlines our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2017 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$950,145	2.2	4.0%
Conventional - Variable Rate - Capped (1)	50,000	0.8	1.6%
Total Fixed or Hedged Rate Maturity	$1,000,145	2.1	3.8%
Conventional - Variable Rate	110,000	0.1	1.6%
Fair Market Value Adjustments and Debt Issuance Costs	19,851
Total Secured Indebtedness	$1,129,996	1.9	3.6%
UNSECURED DEBT
Fixed Rate or Swapped	$3,010,000	5.0	3.8%
Variable Rate	460,000	0.1	2.0%
Fair Market Value Adjustments, Debt Issuance Costs and Discounts	(26,944)
Total Unsecured Indebtedness	$3,443,056	4.9	3.6%
TOTAL DEBT RATE MATURITY	$4,573,052	4.2	3.6%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$4,003,886	4.8	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.5% of LIBOR for conventional caps.

As of June 30, 2017, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of $50.0 million as of June 30, 2017.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of June 30, 2017 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Key Bank Unsecured	Public Bonds	Other Unsecured	Secured	Total
2017	$—	$151,002	$17,991	$94,072	$263,065
2018	—	—	300,468	167,659	468,127
2019	—	—	19,958	566,643	586,601
2020	160,000	—	149,721	164,958	474,679
2021	—	—	221,989	125,611	347,600
Thereafter	—	1,974,136	447,791	11,053	2,432,980
Total	$160,000	$2,125,138	$1,157,918	$1,129,996	$4,573,052

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of June 30, 2017 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2017	$183,066	$—	$183,066	4.6%	$25,000	$208,066
2018	137,609	250,518	388,127	3.7%	25,000	413,127
2019	586,602	—	586,602	5.9%	—	586,602
2020	164,958	299,046	464,004	3.7%	—	464,004
2021	198,155	—	198,155	5.2%	—	198,155
Thereafter	2,133,932	—	2,133,932	3.8%	—	2,133,932
Total	$3,404,322	$549,564	$3,953,886	4.2%	$50,000	$4,003,886

Unsecured Revolving Credit Facility

On October 15, 2015, the Operating Partnership entered into a $750.0 million unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank, or the KeyBank Facility. This credit facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. On December 1, 2016, the Operating Partnership amended the KeyBank Facility by increasing the borrowing capacity to $1.0 billion. As of June 30, 2017, we had $160 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 0.90%. The KeyBank Facility serves as our primary source of short term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. This facility matures on April 15, 2020.

Unsecured Term Loans

In addition to the KeyBank facility, we maintain four unsecured term loans. We had total borrowings of $850 million outstanding under these term loan agreements at June 30, 2017, comprised of:

A $250.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of June 30, 2017, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with U.S. Bank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt The loan matures on March 1, 2020. As of June 30, 2017, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of June 30, 2017, this loan was bearing interest at a rate of LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2022. As of June 30, 2017, this loan was bearing interest at a rate of LIBOR plus 0.95%.

Senior Unsecured Notes

We have also issued both public and private unsecured notes. As of June 30, 2017, we had approximately $2.2 billion (face value) of publicly issued notes and $310 million of unsecured notes issued in two private placements. In October 2013, we publicly issued $350 million of senior unsecured notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400 million of senior unsecured notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we publicly issued $400 million of senior unsecured notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. As a result of the Merger in December 2016, we assumed two series of publicly traded senior notes totaling $400 million. One series of senior notes assumed as a result of the Merger has a face value of $250 million, is due 2022, and has a coupon of 3.38% paid semiannually on June 1 and December 1. The other series of senior notes assumed as a result of the Merger has a face value of $150 million, is due 2017, and has a coupon of 4.75% paid semi-annually on April 15 and October 15. In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 1, 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. The proceeds from the notes issued in May 2017 were used to pay down outstanding amounts of the Unsecured Revolving Credit Facility. As of June 30, 2017, all of these amounts remained outstanding.

On July 29, 2011, we issued $135.0 million of senior unsecured notes. The notes were offered in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which were outstanding at June 30, 2017.

On August 31, 2012, we issued $175.0 million of senior unsecured notes. The notes were offered in a private placement with four maturity tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024; all of which were outstanding at June 30, 2017.

Secured Credit Facility

Approximately 3.5% of our outstanding obligations at June 30, 2017 were borrowed through a credit facility credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $160.0 million, of which $160.0 million was collateralized, available to borrow, and borrowed at June 30, 2017. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2017 through 2018.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of June 30, 2017, we had $950 million of secured property mortgages.

For more information regarding our debt capital resources, see Note 7 to the Condensed Consolidated Financial Statements included in this Report.

Contractual Obligations

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of June 30, 2017 (dollars in thousands):

Contractual Obligations (1)	2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt Obligations (2)	$267,693	$476,626	$570,127	$468,284	$342,903	$2,454,512	$4,580,145
Fixed Rate or
Swapped Interest (3)	87,701	142,704	109,231	97,804	89,454	270,524	797,418
Purchase Obligations (4)	1,122	542	—	—	—	—	1,664
Operating Lease Obligations (5)	585	839	689	708	718	63,521	67,060
Total	$357,101	$620,711	$680,047	$566,796	$433,075	$2,788,557	$5,446,287

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had a 35% ownership interest in the Post Massachusetts Avenue joint venture, which consists of 269 units, located in Washington, D.C. Our investment in this real estate joint venture is unconsolidated and is recorded using the equity method for the joint ventures in which we do not have a controlling interest.

At June 30, 2017 and 2016, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Insurance

We renegotiated our insurance programs effective July 1, 2017. We believe that our current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At June 30, 2017, 26.9% of our total market capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At June 30, 2017, approximately 87.6% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of June 30, 2017 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of June 30, 2017 pursuant to Exchange Act Rule 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, as that term is defined in Rule 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting

PART II – OTHER INFORMATION

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on February 24, 2017.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows repurchases of shares for the three-month period ended June 30, 2017:

MAA Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units)That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2017 - April 30, 2017	—	$—	—	4,000,000
May 1, 2017 - May 31, 2017	—	$—	—	4,000,000
June 1, 2017 - June 30, 2017	—	$—	—	4,000,000

Total	—	$—	—	4,000,000

(1)	This reflects the number of shares of MAA's common stock that were available for purchase under the 4,000,000 share repurchase program authorized by MAA's Board of Directors in December 2015.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Report.

Exhibit Number	Exhibit Description
1.1
Underwriting Agreement, dated May 2, 2017, by and among Mid-America Apartments, L.P., Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Jefferies LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on May 3, 2017 and incorporated herein by reference).

2.1
Agreement and Plan of Merger dated August 15, 2016, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc.,  Post GP Holdings, Inc. and Post Apartment Homes, L.P.,(filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference).

4.1
Indenture, dated May 9, 2017, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K on May 9, 2017 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated May 9, 2017, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K on May 9, 2017 and incorporated herein by reference).

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
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended June 30, 2017, filed with the SEC on July 27, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 (Unaudited) and 2016 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 (Unaudited) and 2016 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (Unaudited) and 2016 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	July 27, 2017	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	July 27, 2017	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
1.1
Underwriting Agreement, dated May 2, 2017, by and among Mid-America Apartments, L.P., Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Jefferies LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters listed on Schedule 1 thereto (filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on May 3, 2017 and incorporated herein by reference).

2.1
Agreement and Plan of Merger dated August 15, 2016, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc.,  Post GP Holdings, Inc. and Post Apartment Homes, L.P.,(filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference).

4.1
Indenture, dated May 9, 2017, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K on May 9, 2017 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated May 9, 2017, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K on May 9, 2017 and incorporated herein by reference).

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
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended June 30, 2017, filed with the SEC on July 27, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 (Unaudited) and 2016 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 (Unaudited) and 2016 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (Unaudited) and 2016 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).