Form 10-Q
period 2017-09-30
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2017-10-26
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	October 23, 2017
Common Stock, $0.01 par value	113,627,014

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This periodic report on Form 10-Q, or this Report, combines the quarterly reports for the quarter ended September 30, 2017 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is its sole general partner. Mid-America Apartment Communities, Inc. and its 96.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Report to "MAA" refer only to Mid-America Apartment Communities, Inc., and not to any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this Report to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P., together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and "shareholders" means the holders of shares of MAA’s common stock. The common units of limited partnership interest in the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "common unitholders".

As of September 30, 2017, MAA owned 113,627,014 OP Units (or 96.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital is the principal area of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, limited partners' noncontrolling interests, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its entity affiliates) may require the Operating Partnership to redeem their OP Units, from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.
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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets:
Real estate assets:
Land	$1,828,637	$1,816,008
Buildings and improvements	10,801,863	10,523,762
Furniture, fixtures and equipment	339,039	298,204
Development and capital improvements in progress	156,938	231,224
	13,126,477	12,869,198
Less accumulated depreciation	(1,967,481)	(1,656,071)
	11,158,996	11,213,127

Undeveloped land	57,285	71,464
Corporate properties, net	12,367	12,778
Investments in real estate joint ventures	45,096	44,493
Assets held for sale	5,315	—
Real estate assets, net	11,279,059	11,341,862

Cash and cash equivalents	47,851	33,536
Restricted cash	80,253	88,264
Deferred financing costs, net	3,906	5,065
Other assets	120,493	134,525
Goodwill	1,239	1,239

Total assets	$11,532,801	$11,604,491

Liabilities and equity:
Liabilities:
Unsecured notes payable	$3,382,861	$3,180,624
Secured notes payable	1,109,973	1,319,088
Accounts payable	17,275	11,970
Fair market value of interest rate swaps	2,602	7,562
Accrued expenses and other liabilities	439,662	414,244
Security deposits	18,998	18,829
Total liabilities	4,971,371	4,952,317

Redeemable common stock	10,804	10,073

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,627,014 and 113,518,212 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively(1)	1,134	1,133
Additional paid-in capital	7,117,829	7,109,012
Accumulated distributions in excess of net income	(802,835)	(707,479)
Accumulated other comprehensive income	790	1,144
Total MAA shareholders' equity	6,316,927	6,403,819
Noncontrolling interests - operating partnership units	231,393	235,976
Total Company's shareholders' equity	6,548,320	6,639,795
Noncontrolling interests - consolidated real estate entity	2,306	2,306
Total equity	6,550,626	6,642,101
Total liabilities and equity	$11,532,801	$11,604,491

(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the condensed consolidated balance sheets. The number of shares classified as redeemable stock on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 are 101,081 and 103,578, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating revenues:
Rental revenues	$357,619	$254,161	$1,064,628	$749,153
Other property revenues	26,931	22,737	81,621	68,997
Total operating revenues	384,550	276,898	1,146,249	818,150
Property operating expenses:
Personnel	35,640	27,236	103,655	78,290
Building repairs and maintenance	12,663	9,377	34,287	23,156
Real estate taxes and insurance	52,597	34,282	160,733	104,182
Utilities	30,175	24,690	84,599	69,070
Landscaping	4,809	4,021	18,376	15,016
Other operating	13,295	7,040	34,771	20,768
Depreciation and amortization	117,928	76,959	374,285	227,829
Total property operating expenses	267,107	183,605	810,706	538,311
Acquisition expenses	—	1,033	—	2,167
Property management expenses	10,281	7,908	32,007	25,221
General and administrative expenses	8,361	6,661	30,735	20,257
Merger related expenses	128	3,901	3,977	3,901
Integration related expenses	4,002	—	10,521	—
Income from continuing operations before non-operating items	94,671	73,790	258,303	228,293
Interest and other non-property income	4,303	64	7,632	159
Interest expense	(39,940)	(32,168)	(115,005)	(96,418)
Gain on debt extinguishment	828	—	3,168	3
Net casualty gain (loss) after insurance and other settlement proceeds	564	(75)	233	738
Gain on sale of depreciable real estate assets	58,844	47,749	59,045	48,572
(Loss) gain on sale of non-depreciable real estate assets	(6)	—	42	2,170
Income before income tax expense	119,264	89,360	213,418	183,517
Income tax expense	(641)	(454)	(1,910)	(1,200)
Income from continuing operations before joint venture activity	118,623	88,906	211,508	182,317
Gain from real estate joint ventures	335	—	1,021	27
Net income	118,958	88,906	212,529	182,344
Net income attributable to noncontrolling interests	4,249	4,627	7,600	9,508
Net income available for shareholders	114,709	84,279	204,929	172,836
Dividends to MAA Series I preferred shareholders	922	—	2,766	—
Net income available for MAA common shareholders	$113,787	$84,279	$202,163	$172,836

Earnings per common share - basic:
Net income available for common shareholders	$1.00	$1.12	$1.78	$2.29

Earnings per common share - diluted:
Net income available for common shareholders	$1.00	$1.12	$1.78	$2.29

Dividends declared per common share	$0.87	$0.82	$2.61	$2.46

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$118,958	$88,906	$212,529	$182,344
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	90	1,179	(1,252)	(3,840)
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(33)	1,042	884	3,359
Total comprehensive income	119,015	91,127	212,161	181,863
Less: comprehensive income attributable to noncontrolling interests	(4,251)	(4,743)	(7,586)	(9,483)
Comprehensive income attributable to MAA	$114,764	$86,384	$204,575	$172,380

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$212,529	$182,344
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(292)	(130)
Depreciation and amortization	374,947	228,073
Stock compensation expense	8,431	5,977
Redeemable stock expense	489	412
Amortization of debt premium and debt issuance costs	(8,035)	(7,546)
Gain from investments in real estate joint ventures	(1,021)	(27)
Gain on debt extinguishment	(4,753)	—
Derivative interest credit	(9,298)	(1,883)
Settlement of forward swaps	(1,547)	—
Gain on sale of non-depreciable real estate assets	(42)	(2,170)
Gain on sale of depreciable real estate assets	(59,045)	(48,572)
Net casualty gain and other settlement proceeds	(233)	(738)
Changes in assets and liabilities:
Restricted cash	(2,580)	(4,955)
Other assets	(6,264)	(501)
Accounts payable	5,305	3,158
Accrued expenses and other	44,353	35,183
Security deposits	164	597
Net cash provided by operating activities	553,108	389,222
Cash flows from investing activities:
Purchases of real estate and other assets	(63,774)	(262,268)
Normal capital improvements	(82,030)	(65,351)
Construction capital and other improvements	(7,171)	(5,569)
Renovations to existing real estate assets	(36,692)	(29,554)
Development	(142,530)	(42,611)
Distributions from real estate joint ventures	—	1,823
Contributions to joint ventures	(750)	—
Proceeds from disposition of real estate assets	90,040	187,425
Return of escrow for future acquisitions	10,591	—
Net cash used in investing activities	(232,316)	(216,105)
Cash flows from financing activities:
Net change in credit lines	(240,000)	130,000
Proceeds from notes payable	597,480	—
Principal payments on notes payable	(345,053)	(114,753)
Payment of deferred financing costs	(5,355)	(141)
Repurchase of common stock	(4,782)	(1,811)
Proceeds from issuances of common shares	1,007	(216)
Exercise of stock options	432	—
Distributions to noncontrolling interests	(10,999)	(10,234)
Dividends paid on common shares	(296,441)	(185,704)
Dividends paid on preferred shares	(2,766)	—
Net cash used in financing activities	(306,477)	(182,859)
Net increase (decrease) in cash and cash equivalents	14,315	(9,742)
Cash and cash equivalents, beginning of period	33,536	37,559
Cash and cash equivalents, end of period	$47,851	$27,817

Supplemental disclosure of cash flow information:
Interest paid	$123,735	$96,271
Income taxes paid	$2,256	$1,571
Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$1,133	$780
Accrued construction in progress	$15,787	$8,742
Interest capitalized	$5,884	$1,095
Mark-to-market adjustment on derivative instruments	$12,035	$1,402
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except unit data)

	September 30, 2017	December 31, 2016
Assets:
Real estate assets:
Land	$1,828,637	$1,816,008
Buildings and improvements	10,801,863	10,523,762
Furniture, fixtures and equipment	339,039	298,204
Development and capital improvements in progress	156,938	231,224
	13,126,477	12,869,198
Less accumulated depreciation	(1,967,481)	(1,656,071)
	11,158,996	11,213,127

Undeveloped land	57,285	71,464
Corporate properties, net	12,367	12,778
Investments in real estate joint ventures	45,096	44,493
Assets held for sale	5,315	—
Real estate assets, net	11,279,059	11,341,862

Cash and cash equivalents	47,851	33,536
Restricted cash	80,253	88,264
Deferred financing costs, net	3,906	5,065
Other assets	120,493	134,525
Goodwill	1,239	1,239
Total assets	$11,532,801	$11,604,491

Liabilities and Capital:
Liabilities:
Unsecured notes payable	$3,382,861	$3,180,624
Secured notes payable	1,109,973	1,319,088
Accounts payable	17,275	11,970
Fair market value of interest rate swaps	2,602	7,562
Accrued expenses and other liabilities	439,662	414,244
Security deposits	18,998	18,829
Due to general partner	19	19
Total liabilities	4,971,390	4,952,336

Redeemable common units	10,804	10,073

Operating Partnership Capital:
Preferred Units: 867,846 Preferred Units outstanding at September 30, 2017 and at December 31, 2016	66,840	64,833
Common Units:
General partner: 113,627,014 OP Units outstanding at September 30, 2017 and 113,518,212 OP Units outstanding at December 31, 2016 (1)	6,249,190	6,337,721
Limited partners: 4,200,032 OP Units outstanding at September 30, 2017 and 4,220,403 OP Units outstanding at December 31, 2016 (1)	231,393	235,976
Accumulated other comprehensive income	878	1,246
Total operating partners' capital	6,548,301	6,639,776
Noncontrolling interests - consolidated real estate entity	2,306	2,306
Total capital	6,550,607	6,642,082
Total liabilities and capital	$11,532,801	$11,604,491

(1)
Number of units outstanding represents total OP Units regardless of classification on the condensed consolidated balance sheets. The number of OP Units classified as redeemable units on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 are 101,081 and 103,578, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating revenues:
Rental revenues	$357,619	$254,161	$1,064,628	$749,153
Other property revenues	26,931	22,737	81,621	68,997
Total operating revenues	384,550	276,898	1,146,249	818,150
Property operating expenses:
Personnel	35,640	27,236	103,655	78,290
Building repairs and maintenance	12,663	9,377	34,287	23,156
Real estate taxes and insurance	52,597	34,282	160,733	104,182
Utilities	30,175	24,690	84,599	69,070
Landscaping	4,809	4,021	18,376	15,016
Other operating	13,295	7,040	34,771	20,768
Depreciation and amortization	117,928	76,959	374,285	227,829
Total property operating expenses	267,107	183,605	810,706	538,311
Acquisition expenses	—	1,033	—	2,167
Property management expenses	10,281	7,908	32,007	25,221
General and administrative expenses	8,361	6,661	30,735	20,257
Merger related expenses	128	3,901	3,977	3,901
Integration related expenses	4,002	—	10,521	—
Income from continuing operations before non-operating items	94,671	73,790	258,303	228,293
Interest and other non-property income	4,303	64	7,632	159
Interest expense	(39,940)	(32,168)	(115,005)	(96,418)
Gain on debt extinguishment	828	—	3,168	3
Net casualty gain (loss) after insurance and other settlement proceeds	564	(75)	233	738
Gain on sale of depreciable real estate assets	58,844	47,749	59,045	48,572
(Loss) gain on sale of non-depreciable real estate assets	(6)	—	42	2,170
Income before income tax expense	119,264	89,360	213,418	183,517
Income tax expense	(641)	(454)	(1,910)	(1,200)
Income from continuing operations before joint venture activity	118,623	88,906	211,508	182,317
Gain from real estate joint ventures	335	—	1,021	27
Net income	118,958	88,906	212,529	182,344
Dividends to preferred unitholders	922	—	2,766	—
Net income available for Mid-America Apartments, L.P. common unitholders	$118,036	$88,906	$209,763	$182,344

Earnings per common unit - basic:
Net income available for common unitholders	$1.00	$1.12	$1.78	$2.29

Earnings per common unit - diluted:
Net income available for common unitholders	$1.00	$1.12	$1.78	$2.29

Distributions declared per common unit	$0.87	$0.82	$2.61	$2.46

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$118,958	$88,906	$212,529	$182,344
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	90	1,179	(1,252)	(3,840)
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(33)	1,042	884	3,359
Comprehensive income attributable to Mid-America Apartments, L.P.	$119,015	$91,127	$212,161	$181,863

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$212,529	$182,344
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(292)	(130)
Depreciation and amortization	374,947	228,073
Stock compensation expense	8,431	5,977
Redeemable units expense	489	412
Amortization of debt premium and debt issuance costs	(8,035)	(7,546)
Gain from investments in real estate joint ventures	(1,021)	(27)
Gain on debt extinguishment	(4,753)	—
Derivative interest credit	(9,298)	(1,883)
Settlement of forward swaps	(1,547)	—
Gain on sale of non-depreciable real estate assets	(42)	(2,170)
Gain on sale of depreciable real estate assets	(59,045)	(48,572)
Net casualty gain and other settlement proceeds	(233)	(738)
Changes in assets and liabilities:
Restricted cash	(2,580)	(4,955)
Other assets	(6,264)	(501)
Accounts payable	5,305	3,158
Accrued expenses and other	44,353	35,183
Security deposits	164	597
Net cash provided by operating activities	553,108	389,222
Cash flows from investing activities:
Purchases of real estate and other assets	(63,774)	(262,268)
Normal capital improvements	(82,030)	(65,351)
Construction capital and other improvements	(7,171)	(5,569)
Renovations to existing real estate assets	(36,692)	(29,554)
Development	(142,530)	(42,611)
Distributions from real estate joint ventures	—	1,823
Contributions to joint ventures	(750)	—
Proceeds from disposition of real estate assets	90,040	187,425
Return of escrow for future acquisitions	10,591	—
Net cash used in investing activities	(232,316)	(216,105)
Cash flows from financing activities:
Net change in credit lines	(240,000)	130,000
Proceeds from notes payable	597,480	—
Principal payments on notes payable	(345,053)	(114,753)
Payment of deferred financing costs	(5,355)	(141)
Repurchase of common units	(4,782)	(1,811)
Proceeds from issuances of common units	1,007	(216)
Exercise of unit options	432	—
Distributions paid on common units	(307,440)	(195,938)
Distributions paid on preferred units	(2,766)	—
Net cash used in financing activities	(306,477)	(182,859)
Net increase (decrease) in cash and cash equivalents	14,315	(9,742)
Cash and cash equivalents, beginning of period	33,536	37,559
Cash and cash equivalents, end of period	$47,851	$27,817

Supplemental disclosure of cash flow information:
Interest paid	$123,735	$96,271
Income taxes paid	$2,256	$1,571
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$15,787	$8,742
Interest capitalized	$5,884	$1,095
Mark-to-market adjustment on derivative instruments	$12,035	$1,402

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

1.           Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to "MAA" refer only to Mid-America Apartment Communities, Inc. and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P., together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and "shareholders" means the holders of shares of MAA’s common stock. The common units of limited partnership interests in the Operating Partnership are referred to as "OP Units," and the holders of the OP Units are referred to as "common unitholders".

As of September 30, 2017, MAA owned 113,627,014 OP Units (or 96.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the notes to the condensed consolidated financial statements of MAA and MAALP results in the following benefits:

•	enhances a readers' understanding of MAA and the Operating Partnership by enabling the reader to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MAA and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital is the principal area of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interests, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its corporate affiliates) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

On December 1, 2016, MAA completed a merger with Post Properties, Inc., or Post Properties. Pursuant to the Agreement and Plan of Merger, or the Merger Agreement, Post Properties merged with and into MAA, with MAA continuing as the surviving corporation, or the Parent Merger, and Post Apartment Homes, L.P, or Post LP, merged with and into MAALP, with MAALP continuing as the surviving entity, or the Partnership Merger. We refer to the Parent Merger, together with the Partnership Merger, as the Merger in this Report. Under the terms of the Merger Agreement, each share of Post Properties common stock was converted into the right to receive 0.71 of a newly issued share of MAA common stock, including the right, if any, to receive cash in lieu of fractional shares of MAA common stock. In addition, each limited partner interest in Post LP designated as a "Class A Unit" automatically converted into the right to receive 0.71 of a newly issued partnership unit of MAALP. Also, each share of Post Properties' 8 1/2% Series A Cumulative Redeemable Preferred Stock, which we refer to as the Post Properties Series A preferred stock, was automatically converted into the right to receive one newly issued share of MAA's 8.50% Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share, which we refer to as MAA Series I preferred stock. Each newly issued share of MAA Series I preferred stock has substantially the same rights, preferences, privileges, and voting powers as those of the Post Properties Series A preferred stock.
As of September 30, 2017, we owned and operated 302 apartment communities, comprising 99,612 apartment units located in 17 states, through the Operating Partnership. As of September 30, 2017, we also owned a 35.0% interest in an unconsolidated real estate joint venture and a 32.0% interest in an unconsolidated limited partnership. As of September 30, 2017, we had five development communities under construction totaling 1,434 apartment units. Total expected costs for the development projects are $305.0 million, of which $235.3 million has been incurred through September 30, 2017. We expect to complete construction on two projects by the fourth quarter of 2017, one project by the first quarter of 2018, one project by the third quarter of 2018, and one project by the fourth quarter of 2018. Twenty-nine of our multifamily properties include retail components with approximately 600,000 square feet of gross leasable area. We also have four wholly-owned commercial properties, which we acquired through the Merger, with approximately 232,000 square feet of combined gross leasable area.

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

We invest in entities which may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAALP is classified as a VIE, since the limited partners lack substantive kick-out rights and substantive participating rights. We consolidate all VIEs for which we are the primary beneficiary and use the equity method to account for investments that qualify as VIEs but for which we are not the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities.

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

Noncontrolling Interests

At September 30, 2017, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of the Operating Partnership (see Note 11) and (2) noncontrolling interests related to its consolidated real estate entities (see "Investment in Consolidated Real Estate Joint Ventures" below).

Investment in Unconsolidated Joint Ventures

Immediately prior to the effective date of the Merger, Post Properties together with other institutional investors, in a limited liability company, or the Apartment LLC, owned one apartment community, Post Massachusetts Avenue, located in Washington, D.C.  Post Properties had a 35.0% equity interest in this unconsolidated joint venture, which we retained immediately following the effectiveness of the Merger and as of September 30, 2017. We provide property and asset management services to the Apartment LLC for which we earn fees.

This joint venture was determined to be a VIE, but we are not designated as a primary beneficiary. As a result, we account for our investment in the Apartment LLC using the equity method of accounting, as we are able to exert significant influence, but do not have a controlling interest in this joint venture.  At September 30, 2017, our investment in the Apartment LLC totaled $45.1 million.

During September 2017, MAA entered into a limited partnership together with a general partner and other limited partners to form Real Estate Technology Ventures, L.P. MAA's equity interest in the partnership is 32.0%, which is considered more than minor. This joint venture was determined to be a VIE, but we are not designated as a primary beneficiary. Therefore, we account for our investment in the limited partnership using the equity method of accounting, as we are able to exert significant influence over the partnership but do not have a controlling interest in this joint venture. At September 30, 2017, our investment in the limited partnership totaled $0.8 million, and we are committed to make additional capital contributions totaling $14.2 million over the next five years from the date of the initial capital contribution.

Investment in Consolidated Real Estate Joint Ventures

In 2015, Post Properties entered into a joint venture arrangement with a private real estate company to develop, construct and operate a 358-unit apartment community in Denver, Colorado. At September 30, 2017, we owned a 92.5% equity interest in the consolidated joint venture. In 2015, this joint venture acquired the land site and initiated the development of the apartment community. The venture partner will generally be responsible for the development and construction of the community and we will continue to manage the community upon its completion. This joint venture was determined to be a VIE with us designated as the primary beneficiary. As a result, the accounts of the joint venture are consolidated by us. At September 30, 2017, our consolidated assets, liabilities and equity included construction in progress of $60.3 million, land of $14.5 million, and accounts payable and accrued expenses of $6.2 million.

Assets Held for Sale

During September 2017, one land parcel was classified as held for sale. The criteria for classifying the land parcel as held for sale were met during June; however, the sale is not expected to close until the fourth quarter of 2017. As a result, the assets and liabilities associated with the land parcel were presented as held for sale in the Condensed Consolidated Balance Sheets.

2.    Business Combination

On December 1, 2016, we completed the Merger. As part of the Merger, we acquired 61 wholly-owned apartment communities comprising 24,138 apartment units, including 269 apartment units in one community held in an unconsolidated entity, and 2,262  apartment units in six communities that were under development at the Merger date. Post Properties had operations in ten markets across the United States. In addition to the apartment communities, we also acquired four commercial properties, totaling approximately 232,000 square feet of combined gross leasable area. The consolidated net assets and results of operations of Post Properties are included in our Consolidated Financial Statements from the closing date, December 1, 2016, going forward.

The total purchase price of approximately $4.0 billion was determined based on the number of shares of Post Properties' common stock, the number of shares of Post Properties’ Series A preferred stock, and shares of Post LP's Class A Units of limited partnership interest outstanding as of December 1, 2016, in addition to cash consideration provided by the Operating Partnership immediately prior to the Merger to pay off a $300.0 million Post LP unsecured term loan and a $162.0 million Post LP line of credit, both outstanding from Wells Fargo. In all cases in which MAA’s common stock price was a determining factor in arriving at final consideration for the Merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on December 1, 2016 ($91.41 per share). At the date of acquisition, the MAA Series I preferred stock consideration was valued at $77.00 per share, which included a $14.24 per share bifurcated call option (See Notes 8 & 9). The total purchase price also included $2.0 million of other consideration, a majority of which related to assumed stock compensation plans. As a result of the Merger, we issued approximately 38.0 million shares of MAA common stock, approximately 80,000 OP Units, and 867,846 newly issued shares of MAA Series I preferred stock.

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

The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date. The following preliminary purchase price allocation for the Merger reflects updates primarily to an adjustment to litigation reserves offset by increased derivative asset values on the preferred share bifurcated call option (included in "Other assets") and real estate asset values from our December 31, 2016 estimates. Such preliminary purchase price allocation was based on our valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed.

The purchase price was allocated as follows (in thousands):

Land	$875,294
Buildings and improvements	3,397,342
Furniture, fixtures and equipment	81,243
Development and capital improvements in progress	183,881
Undeveloped land	24,200
Commercial properties, net	3,610
Investment in real estate joint venture	44,435
Lease intangible assets	53,192
Cash and cash equivalents	34,292
Restricted cash	3,608
Deferred costs and other assets, excluding lease intangible assets	41,803
Total assets acquired	4,742,900

Notes payable	(595,609)
Fair market value of interest rate swaps	(2,118)
Lease intangible liabilities	(1,661)
Accounts payable, accrued expenses, and other liabilities	(132,613)
Total liabilities assumed, including debt	(732,001)

Noncontrolling interests - consolidated real estate entity	(2,306)

Total purchase price	$4,008,593

The purchase price accounting reflected in the accompanying financial statements is based upon estimates and assumptions that are subject to change within the measurement period, pursuant to ASC 805. See Note 12 for loss contingencies identified, measured, and included in "Accounts payable, accrued expenses, and other liabilities" in the allocation above. We have preliminarily completed our valuation procedures. Adjustments may still occur as the valuation and revised preliminary purchase allocation is finalized in areas such as real estate related assets and liabilities, equity investments, litigation reserves, debt and debt related instruments, and certain other acquired assets and liabilities assumed. We will complete our purchase price allocation during the fourth quarter of 2017.

We incurred Merger and integration related expenses of $14.5 million for the nine months ended September 30, 2017. These amounts were expensed as incurred and are included in the Condensed Consolidated Statements of Operations in the items titled "Merger related expenses", primarily consisting of severance and professional costs, and "Integration related expenses", primarily consisting of temporary systems, staffing, and facilities costs.

3.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income available for MAA common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and nine months ended September 30, 2017 and 2016, MAA's basic earnings per share was computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below:

(dollars and shares in thousands, except per share amounts)	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Shares Outstanding
Weighted average common shares - basic	113,434		75,302		113,392		75,276
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	4,156
Effect of dilutive securities	219		—	(2)	270		246
Weighted average common shares - diluted	113,653		75,302		113,662		79,678

Calculation of Earnings per Share - basic
Net income	$118,958		$88,906		$212,529		$182,344
Net income attributable to noncontrolling interests	(4,249)		(4,627)		(7,600)		(9,508)
Unvested restricted stock (allocation of earnings)	(181)		(254)		(337)		(485)
Preferred dividends	(922)		—		(2,766)		—
Net income available for common shareholders, adjusted	$113,606		$84,025		$201,826		$172,351

Weighted average common shares - basic	113,434		75,302		113,392		75,276
Earnings per share - basic	$1.00		$1.12		$1.78		$2.29

Calculation of Earnings per Share - diluted
Net income	$118,958		$88,906		$212,529		$182,344
Net income attributable to noncontrolling interests	(4,249)	(1)	(4,628)	(1)	(7,600)	(1)	—
Unvested restricted stock (allocation of earnings)	—		(254)	(2)	—		—
Preferred dividends	(922)		—		(2,766)		—
Net income available for common shareholders, adjusted	$113,787		$84,024		$202,163		$182,344

Weighted average common shares - diluted	113,653		75,302		113,662		79,678
Earnings per share - diluted	$1.00		$1.12		$1.78		$2.29

(1) For both the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, 4.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.
(2) For the three months ended September 30, 2016, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per OP Unit computations for the three and nine months ended September 30, 2017 and 2016 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended September 30,			Nine months ended September 30,
	2017	2016		2017	2016
Units Outstanding
Weighted average common units - basic	117,643	79,449		117,607	79,432
Effect of dilutive securities	219	—	(1)	270	246
Weighted average common units - diluted	117,862	79,449		117,877	79,678

Calculation of Earnings per Unit - basic
Net income	$118,958	$88,906		$212,529	$182,344
Unvested restricted stock (allocation of earnings)	(181)	(254)		(337)	(484)
Preferred unit distributions	(922)	—		(2,766)	—
Net income available for common unitholders, adjusted	$117,855	$88,652		$209,426	$181,860

Weighted average common units - basic	117,643	79,449		117,607	79,432
Earnings per common unit - basic	$1.00	$1.12		$1.78	$2.29

Calculation of Earnings per Unit - diluted
Net income	$118,958	$88,906		$212,529	$182,344
Unvested restricted stock (allocation of earnings)	—	(254)	(1)	—	—
Preferred unit distributions	(922)	—		(2,766)	—
Net income available for common unitholders, adjusted	$118,036	$88,652		$209,763	$182,344

Weighted average common units - diluted	117,862	79,449		117,877	79,678
Earnings per common unit - diluted	$1.00	$1.12		$1.78	$2.29

(1) For the three months ended September 30, 2016, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

5.    MAA Equity

Changes in total equity and its components for the nine-month periods ended September 30, 2017 and 2016 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock Amount	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2016	$9	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101
Net income attributable to controlling interest	—	—	—	204,929	—	7,600	—	212,529
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	—	(354)	(14)	—	(368)
Issuance and registration of common shares	—	1	153	—	—	—	—	154
Issuance and registration of preferred shares	—	—	2,007	—	—	—	—	2,007
Shares repurchased and retired	—	—	(4,782)	—	—	—	—	(4,782)
Exercise of stock options	—	—	218	—	—	—	—	218
Shares issued in exchange for common units	—	—	1,133	—	—	(1,133)	—	—
Shares issued in exchange for redeemable stock	—	—	1,482	—	—	—	—	1,482
Redeemable stock fair market value adjustment	—	—	—	(870)	—	—	—	(870)
Adjustment for noncontrolling interest ownership in operating partnership	—	—	54	—	—	(54)	—	—
Amortization of unearned compensation	—	—	8,552	(114)	—	—	—	8,438
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($2.61 per share)	—	—	—	(296,535)	—	—	—	(296,535)
Dividends on noncontrolling interest units ($2.61 per unit)	—	—	—	—	—	(10,982)	—	(10,982)
EQUITY BALANCE SEPTEMBER 30, 2017	$9	$1,134	$7,117,829	$(802,835)	$790	$231,393	$2,306	$6,550,626

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock Amount	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2015	$—	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$—	$3,157,823
Net income attributable to controlling interest	—	—	—	172,836	—	9,508	—	182,344
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	—	(456)	(25)	—	(481)
Issuance and registration of common shares	—	1	(739)	—	—	—	—	(738)
Shares repurchased and retired	—	—	(1,811)	—	—	—	—	(1,811)
Shares issued in exchange for common units	—	—	780	—	—	(780)	—	—
Shares issued in exchange for redeemable stock	—	—	122	—	—	—	—	122
Redeemable stock fair market value adjustment	—	—	—	(296)	—	—	—	(296)
Adjustment for noncontrolling interest ownership in operating partnership	—	—	(38)	—	—	38	—	—
Amortization of unearned compensation	—	—	6,625	—	—	—	—	6,625
Dividends on common stock ($2.46 per share)	—	—	—	(185,789)	—	—	—	(185,789)
Dividends on noncontrolling interest units ($2.46 per unit)	—	—	—	—	—	(10,217)	—	(10,217)
EQUITY BALANCE SEPTEMBER 30, 2016	$—	$754	$3,632,013	$(647,390)	$(2,045)	$164,250	$—	$3,147,582

6.    MAALP Capital

Changes in total capital and its components for the nine-month periods ended September 30, 2017 and 2016 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082
Net income attributable to controlling interest	7,600	202,163	2,766	—	—	212,529
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	(368)	—	(368)
Issuance of units	—	154	2,007	—	—	2,161
Units repurchased and retired	—	(4,782)	—	—	—	(4,782)
Exercise of unit options	—	218	—	—	—	218
General partner units issued in exchange for limited partner units	(1,133)	1,133	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482
Redeemable units fair market value adjustment	—	(870)	—	—	—	(870)
Adjustment for limited partners' capital at redemption value	(68)	68	—	—	—	—
Amortization of unearned compensation	—	8,438	—	—	—	8,438
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions ($2.61 per unit)	(10,982)	(296,535)	—	—	—	(307,517)
CAPITAL BALANCE SEPTEMBER 30, 2017	$231,393	$6,249,190	$66,840	$878	$2,306	$6,550,607

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$—	$(1,618)	$—	$3,157,804
Net income attributable to controlling interest	9,508	172,836	—	—	—	182,344
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	(481)	—	(481)
Issuance of units	—	(738)	—	—	—	(738)
Units repurchased and retired	—	(1,811)	—	—	—	(1,811)
General partner units issued in exchange for limited partner units	(780)	780	—	—	—	—
Units issued in exchange for redeemable units	—	122	—	—	—	122
Redeemable units fair market value adjustment	—	(296)	—	—	—	(296)
Adjustment for limited partners' capital at redemption value	13	(13)	—	—	—	—
Amortization of unearned compensation	—	6,625	—	—	—	6,625
Distributions ($2.46 per unit)	(10,217)	(185,789)	—	—	—	(196,006)
CAPITAL BALANCE SEPTEMBER 30, 2016	$164,250	$2,985,412	$—	$(2,099)	$—	$3,147,563

7.           Borrowings

The weighted average effective interest rate at September 30, 2017 and December 31, 2016 for the $4.5 billion of debt outstanding was 3.5% at both balance sheet dates. Our debt consists of an unsecured revolving credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with the Federal National Mortgage Association, or the Fannie Mae Facility, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk.

At September 30, 2017, we had $2.8 billion of senior unsecured notes and unsecured term loans fixed at an average interest rate of 3.8%, $300.0 million of variable rate unsecured term loans with an average interest rate of 2.2%, and a $1.0 billion unsecured variable rate revolving credit facility with an average interest rate of 2.1% with $250.0 million borrowed at September 30, 2017. Additionally, we had $110.0 million of secured variable rate debt outstanding at an average interest rate of 1.7% and $50.0 million of capped secured variable rate debt at an average interest rate of 1.7%. The interest rate on all other secured debt, totaling $950.0 million, was hedged or fixed at an average interest rate of 4.0%.

Unsecured Revolving Credit Facility

We maintain a $1.0 billion unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of The London Interbank Offered Rate, or LIBOR, plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at 2.14%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At September 30, 2017, we had $250.0 million actually borrowed under this facility, and another approximately $2.5 million of the facility used to support letters of credit.

Unsecured Term Loans

We also maintain four term loans with a syndicate of banks, one led by KeyBank National Association, or KeyBank, two by Wells Fargo Bank, N.A., or Wells Fargo, and one by U.S. Bank National Association, or U.S. Bank, respectively. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on our credit ratings. The Wells Fargo term loans have balances of $250.0 million and $300.0 million, respectively, mature in 2018 and 2022, respectively, and have variable interest rates of LIBOR plus spreads of 0.90% to 1.90%% and 0.90% to 1.75%%, respectively, based on our credit ratings. The U.S. Bank term loan has a balance of $150.0 million, matures in 2020, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings.

Senior Unsecured Notes

As of September 30, 2017, we had approximately $2.0 billion (face value) of publicly issued notes and $310 million of private placement notes. These senior unsecured notes had maturities at issuance ranging from five to twelve years, averaging 7.1 years remaining until maturity as of September 30, 2017.

On May 9, 2017, the Operating Partnership publicly issued $600.0 million in aggregate principal amount of notes, maturing on June 1, 2027 with an interest rate of 3.60% per annum, or the 2027 Notes. The purchase price paid by the initial purchasers was 99.58% of the principal amount. The 2027 Notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest on the 2027 Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017. The net proceeds from the offering, after deducting the original issue discount of approximately $2.5 million and underwriting commissions and expenses of approximately $3.9 million, were approximately $593.6 million. The 2027 Notes have been reflected net of discount and debt issuance costs in the Condensed Consolidated Balance Sheet. In connection with the issuance of the 2027 Notes, we cash settled $300.0 million in forward interest rate swap agreements, entered into during the first two quarters in the year to effectively lock the interest rate on the planned transaction, which produced an effective interest rate of 3.68% over the ten year life of the 2027 Notes.

On July 17, 2017, we paid off $150.0 million of senior unsecured notes assumed as part of the Merger. The notes were scheduled for maturity in October 2017.

Secured Credit Facility

We maintain a $160.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by the Fannie Mae Facility. The Fannie Mae Facility has maturities from 2017 through 2018. Borrowings under the Fannie Mae Facility totaled $160.0 million at September 30, 2017, all of which was variable rate at an average interest rate of 1.7%. The available borrowing capacity at September 30, 2017 was $160.0 million.

Secured Property Mortgages

At September 30, 2017, we had $933.3 million of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019. On February 7, 2017, we paid off a $15.8 million mortgage associated with the Grand Cypress apartment community. The mortgage was scheduled for maturity in August 2017. On May 31, 2017, we paid off a $156.4 million mortgage associated with the following apartment communities: CG at Edgewater, CG at Madison, CG at Seven Oaks, CG at Town Park, CG at Barrett Creek, CG at River Oaks, and CG at Huntersville. The mortgage was scheduled for maturity in June 2019. On September 11, 2017, we paid off a $13.9 million mortgage associated with the Venue at Stonebridge Ranch. The loan was scheduled for maturity in December 2017.

In addition to these payoffs, we paid $9.0 million associated with property mortgage principal amortizations during the nine months ended September 30, 2017.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$160.0 million of the Fannie Mae Facility, of which $160.0 million has been borrowed as of September 30, 2017; and

•	$310.0 million of the privately placed senior unsecured notes.

Total Outstanding Debt

The following table summarizes our indebtedness at September 30, 2017 (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$933,256	4.0%	9/11/2019

Variable Rate Secured Debt (1)
Fannie Mae Facility	160,000	1.7%	6/1/2018

Fair market value adjustments and debt issuance costs	16,717
Total Secured Debt	1,109,973	3.6%	7/3/2019

Unsecured Debt
Variable rate revolving credit facility	250,000	2.1%	4/15/2020
Variable rate term loans	300,000	2.2%	8/29/2020
Term loans fixed with swaps	550,000	3.0%	4/17/2018
Fixed rate senior notes	2,310,000	4.0%	10/24/2024
Fair market value adjustments, debt issuance costs and discounts	(27,139)
Total Unsecured Debt	3,382,861	3.5%	1/18/2023

Total Outstanding Debt	$4,492,834	3.5%	2/13/2022

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next twelve months, we estimate that an additional $80,500 will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap receipts.

As of September 30, 2017, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$50,000,000
Interest Rate Swaps	10	$550,000,000

The fair value of our interest rate derivatives designated as hedging instruments at September 30, 2017 included $2.0 million of asset derivatives reported in Other assets and $2.6 million of liability derivatives reported in the Fair market value of interest rate swaps in the Condensed Consolidated Balance Sheet. The fair value of our interest rate derivatives designated as hedging instruments at December 31, 2016 included $2.4 million of asset derivatives reported in "Other assets" and $7.6 million of liability derivatives reported in "Fair market value of interest rate swaps" in the Condensed Consolidated Balance Sheet.

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

Thus, the redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" on the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to Other non-property income or expense. The embedded derivative for these preferred shares was initially recorded at a fair value of  $10.8 million at the date of the Merger and as of December 31, 2016 and then subsequently adjusted to fair value of $18.2 million at September 30, 2017. This $7.4 million year-to-date increase includes a purchase price allocation adjustment of $1.6 million related to the Merger opening balance sheet date, which was recorded in the first quarter of 2017 , as well as $5.8 million of year-to-date mark to market adjustments of non-cash income recorded to reflect the change in fair value of the derivative asset in the nine months ended September 30, 2017.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30,	2017	2016		2017	2016		2017	2016

Interest rate contracts	$90	$1,179	Interest Expense	$33	$(1,042)	Interest Expense	$(3)	$96

Nine months ended September 30,

Interest rate contracts	$(1,252)	$(3,840)	Interest Expense	$(884)	$(3,359)	Interest Expense	$(17)	$(67)

Derivatives Not Designated as Hedging Instruments						Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
Three months ended September 30,							2017	2016

Preferred stock embedded derivative						Interest and other non-property income	$4,107	$—

Nine months ended September 30,

Preferred stock embedded derivative						Interest and other non-property income	$5,827	$—

Credit-Risk-Related Contingent Features

As of September 30, 2017, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $2.8 million, which included accrued interest but excluded any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $2.6 million at September 30, 2017.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2017, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $2.8 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets. We did not have any asset or liability derivative balances that were offsetting that would have resulted in reported net derivative balances differing from the recorded gross amount of derivative assets of $2.0 million and $2.4 million (excluding the preferred stock embedded derivative) as of September 30, 2017 and December 31, 2016, respectively, or gross recorded derivative liabilities of $2.6 million and $7.6 million as of September 30, 2017 and December 31, 2016, respectively.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Affected Line Item in the Condensed Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the nine months ended September 30,		2017	2016
Beginning balance		$1,144	$(1,589)
Other comprehensive income (loss) before reclassifications		(1,252)	(3,840)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	884	3,359
Net current-period other comprehensive loss attributable to noncontrolling interests		14	25
Net current-period other comprehensive loss attributable to MAA		(354)	(456)
Ending balance		$790	$(2,045)

See also discussions in Note 9 to the Condensed Consolidated Financial Statements.

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

Fixed rate notes payable at September 30, 2017 and December 31, 2016, totaled $3.23 billion and $3.00 billion, respectively, and had estimated fair values of $3.41 billion and $3.13 billion (excluding prepayment penalties), respectively, as of September 30, 2017 and December 31, 2016. The carrying values of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2017 and December 31, 2016, totaled $1.3 billion and $1.5 billion, respectively, and had estimated fair values of $1.3 billion and $1.5 billion (excluding prepayment penalties), respectively, as of September 30, 2017 and December 31, 2016. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of September 30, 2017 and December 31, 2016 were classified as Level 2 in the fair value hierarchy.

The tables below present our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2017
(dollars in thousands)

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017

Assets
Interest rate derivative contracts	Other assets	$—	$2,043	$—	$2,043
Preferred stock embedded derivative	Other assets	—	18,190	—	18,190
Total		$—	$20,233	$—	$20,233
Liabilities
Interest derivative rate contracts	Fair market value of interest rate swaps	$—	$2,602	$—	$2,602

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016
(dollars in thousands)

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016

Assets
Interest rate derivative contracts	Other assets	$—	$2,364	$—	$2,364
Preferred stock embedded derivative	Other assets	—	10,783	—	10,783
Total		$—	$13,147	$—	$13,147
Liabilities
Interest derivative rate contracts	Fair market value of interest rate swaps	$—	$7,562	$—	$7,562

The fair value estimates presented herein are based on information available to management as of September 30, 2017 and December 31, 2016.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 8 to the Condensed Consolidated Financial Statements.

10.           Shareholders' Equity of MAA

On September 30, 2017, 113,627,014 shares of common stock of MAA and 4,200,032 OP Units in the Operating Partnership (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,827,046 common shares and units. At September 30, 2016, 75,542,583 shares of common stock of MAA and 4,143,203 OP Units in the Operating Partnership (excluding OP Units held by MAA) were issued and outstanding, representing a total of 79,685,786 common shares and units. There were 108,438 options to acquire shares of MAA common stock outstanding as of September 30, 2017, as compared to 39,084 outstanding options as of September 30, 2016.

During the nine months ended September 30, 2017, 47,956 shares of MAA common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the nine months ended September 30, 2016, 19,727 shares were acquired for that purpose. During the nine months ended September 30, 2017, we issued 10,340 shares related to the exercise of stock options. These exercises resulted in proceeds of $0.4 million. During the nine months ended September 30, 2016, there were no stock options exercised.

Preferred Stock

As of September 30, 2017, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

Description	Outstanding Shares	Liquidation Preference(1)	Optional Redemption Date	Redemption Price (2)	Stated Dividend Yield	Dividend Rate
		(per share)		(per share)	(per share)	(per share)
Series I	867,846	$50.00	10/1/2026	$50.00	8.50%	$4.25
(1) The total liquidation preference for outstanding preferred stock is $43.4 million.
(2) The redemption price is the price at which the preferred stock is redeemable, at MAA's option, for cash.

11.    Partners' Capital of MAALP

Operating Partnership Units

Interests in MAALP are represented by OP Units. As of September 30, 2017, there were 117,827,046 OP Units outstanding, 113,627,014 or 96.4% of which were owned by MAA, MAALP's general partner. The remaining 4,200,032 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of September 30, 2016, there were 79,685,786 OP Units outstanding, 75,542,583 or 94.8% of which were owned by MAA and 4,143,203 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of September 30, 2017, a total of 4,200,032 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 113,627,014 Class B Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

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

At September 30, 2017, a total of 4,200,032 Class A Units were outstanding and redeemable for 4,200,032 shares of MAA common stock, with an approximate value of $448.9 million, based on the closing price of MAA’s common stock on the NYSE on September 29, 2017, of $106.88 per share. At September 30, 2016, a total of 4,143,203 Class A Units were outstanding and redeemable for 4,143,203 shares of MAA common stock, with an approximate value of $389.4 million, based on the closing price of MAA’s common stock on the NYSE on September 30, 2016 of $93.99 per share.

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

We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management currently believes, either individually or in the aggregate, the final outcome of such matters will not have any additional material adverse effect on our financial position, results of operations or cash flows.

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

As of September 30, 2017 and December 31, 2016, the Company's accrual for loss contingencies was $35.1 million and $42.1 million in the aggregate, respectively.

13.           Segment Information

As of September 30, 2017, we owned or had ownership interest in 303 multifamily apartment communities in 17 different states and the District of Columbia from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations of each of our apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following are the three reportable operating segments for MAA and the Operating Partnership:

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

Revenues and NOI for each reportable segment for the three- and nine- month periods ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Large Market Same Store	$169,105	$165,046	$503,076	$487,725
Secondary Market Same Store	87,895	85,822	261,272	254,685
Non-Same Store and Other	127,550	26,030	381,901	75,740
Total operating revenues	$384,550	$276,898	$1,146,249	$818,150

NOI:
Large Market Same Store	$104,574	$101,595	$313,419	$302,230
Secondary Market Same Store	53,836	53,124	162,617	159,263
Non-Same Store and Other	76,961	15,533	233,792	46,175
Total NOI	235,371	170,252	709,828	507,668
Depreciation and amortization	(117,928)	(76,959)	(374,285)	(227,829)
Acquisition expenses	—	(1,033)	—	(2,167)
Property management expenses	(10,281)	(7,908)	(32,007)	(25,221)
General and administrative expenses	(8,361)	(6,661)	(30,735)	(20,257)
Merger related expenses	(128)	(3,901)	(3,977)	(3,901)
Integration costs	(4,002)	—	(10,521)	—
Interest and other non-property income	4,303	64	7,632	159
Interest expense	(39,940)	(32,168)	(115,005)	(96,418)
Gain on debt extinguishment/modification	828	—	3,168	3
Gain on sale of depreciable real estate assets	58,844	47,749	59,045	48,572
Net casualty gain (loss) after insurance and other settlement proceeds	564	(75)	233	738
Income tax expense	(641)	(454)	(1,910)	(1,200)
(Loss) gain on sale of non-depreciable real estate assets	(6)	—	42	2,170
Gain from real estate joint ventures	335	—	1,021	27
Net income attributable to noncontrolling interests	(4,249)	(4,627)	(7,600)	(9,508)
Preferred Dividends	(922)	—	(2,766)	—
Net income available for MAA common shareholders	$113,787	$84,279	$202,163	$172,836

Assets for each reportable segment as of September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Assets:
Large Market Same Store	$4,038,127	$4,126,885
Secondary Market Same Store	1,731,050	1,768,183
Non-Same Store and Other	5,527,583	5,479,780
Corporate assets	236,041	229,643
Total assets	$11,532,801	$11,604,491

14.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the nine months ended September 30, 2017:

Community	Market	Units	Date Acquired
Charlotte at Midtown	Nashville, TN	279	March 16, 2017

The following chart shows our disposition activity for the nine months ended September 30, 2017:

Community	Market	Units or Acres	Date Sold
Lakewood Ranch - Outparcel	Tampa, FL	12 acres	April 7, 2017
Post Alexander - Outparcel	Atlanta, GA	1 acre	June 12, 2017
Paddock Club Lakeland	Lakeland, FL	464	July 13, 2017
Paddock Club Lakeland - Outparcel	Lakeland, FL	9 acres	July 13, 2017
Paddock Club Montgomery	Montgomery, AL	208	July 20, 2017
Northwood Place	Fort Worth, TX	270	July 20, 2017
Town Park Lot 12	Orlando, FL	1 acre	August 7, 2017

15.           Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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

The amendments may be applied using the full retrospective transition method or by using the modified retrospective transition method with a cumulative effect recognized as of the date of initial application. We will adopt ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. The majority of our revenue is derived from real estate lease contracts, which falls under ASU 2016-02, Leases. Our analysis on non-lease related revenues, which comprise approximately 10% of consolidated revenues, indicates the adoption of this ASU will not have a material impact on our consolidated financial statements and internal accounting policies.

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
Each amendment in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We expect to adopt ASU 2016-15 as of January 1, 2018. We have determined that three of the eight transactions in the update are relevant to MAA and its cash flows, including: 1) debt prepayment or debt extinguishment costs, 2) proceeds from the settlement of insurance claims and 3) distributions received from equity method investees. We performed an analysis and determined that only the change in classification of debt prepayment or debt extinguishment costs, which we currently report in operating activities, will have a material impact on the statement of cash flows. Upon adoption in Q1 2018, $1.6 million of cash outflows for debt prepayment or extinguishment costs currently reported in net cash provided by operating activities for the nine months ended September 30, 2017, will be re-classified to and reported in net cash used in financing activities.

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
The update should be applied retrospectively to each period presented. We expect to adopt ASU 2016-18 as of January 1, 2018. We currently report the change in restricted cash within the operating and investing activities in our consolidated statement of cash flows. Upon adoption in Q1 2018, cash and cash equivalents reported in our consolidated statements of cash flows for the nine months ended September 30, 2017 will increase by approximately $80.3 million to reflect the restricted cash balances. Additionally, net cash used in investing activities will decrease by $10.6 million for the nine months ended September 30, 2017.

ASU 2017-01, Clarifying the Definition of a Business (Topic 805)	This ASU clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business.	This ASU is effective for interim and annual periods beginning after December 15, 2017. We early adopted this standard effective January 1, 2017.
We adopted this standard as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized. Through the third quarter of 2017, acquisition costs totaling $0.6 million related to our acquisition of Charlotte at Midtown were capitalized and allocated to the assets acquired based on the relative fair market value of those underlying assets.

ASU 2017-12, Derivatives and Hedging (Topic 815)	This ASU clarifies hedge accounting requirements, improves disclosure of hedging arrangements, and better aligns risk management activities and financial reporting for hedging relationships.	This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted.
The standard should be adopted using a modified retrospective approach. We are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.4% limited partner interest as of September 30, 2017. MAA conducts substantially all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on February 24, 2017 for discussions of our critical accounting policies. During the nine months ended September 30, 2017, there were no material changes to these policies.

Overview of the Three Months Ended September 30, 2017

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

For the three months ended September 30, 2017, net income available for MAA common shareholders was $113.8 million compared to $84.3 million for the three months ended September 30, 2016. Results for the three months ended September 30, 2017 included $58.8 million of gains related to the sale of real estate assets, $4.1 million of merger and integration costs related to the Merger as well as $38.8 million of additional depreciation and amortization expense. Results for the quarter ended September 30, 2016 included $47.7 million of gains related to the sale of real estate assets and $3.9 million of merger costs. These increases to net expense were partially offset by increases in revenues primarily resulting from the Merger, as we experienced a 390.0% increase in our Non-Same Store and Other segment. We also experienced a 2.5% increase in our Large Market Same Store segment revenues and a 2.4% increase in our Secondary Market Same Store segment revenue. The increases in expense were driven by the above mentioned factors and increased property operating expenses primarily in our Non-Same Store and Other segment from the properties we acquired in the Merger resulting in a 381.9% increase in our Non-Same Store and Other segment. We also experienced a 1.7% increase in our Large Market Same Store segment expenses and a 4.2% increase in our Secondary Market Same Store segment expenses.

The drivers of these increases are discussed below in the "Results of Operations" section. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio include recent acquisitions, such as the communities acquired as result of the Merger, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. Additional information regarding the composition of our operating segments is included in Note 13 to the Condensed Consolidated Financial Statements included in this Report.

The following table shows our multifamily real estate assets as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Properties(1)	303	251
Units(1)	99,881	79,170
Development units	1,434	550
Average effective rent per unit for the three months ended, excluding lease-up and development	$1,180	$1,058
Physical occupancy, excluding lease-up and development	96.4%	96.6%

(1) Includes property/units owned by a nonconsolidated joint venture.

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

In addition to the multi-family assets detailed above, twenty-nine of our multifamily properties also include retail components with approximately 600,000 square feet of gross leasable area. We also owned four commercial properties totaling approximately 232,000 square feet of combined gross leasable space at September 30, 2017.

Results of Operations

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Property Revenues

The following table shows our property revenues by segment for the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three months ended September 30,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$169,105	$165,046	$4,059	2.5%
Secondary Market Same Store	87,895	85,822	2,073	2.4%
Same Store Portfolio	257,000	250,868	6,132	2.4%
Non-Same Store and Other	127,550	26,030	101,520	390.0%
Total	$384,550	$276,898	$107,652	38.9%

The increases in property revenues from our Large Market Same Store and Secondary Market Same Store segments are primarily a result of increased average effective rent per unit of 2.8% for both segments year over year, respectively. The increase in property revenues from our Non-Same Store and Other segment is primarily the result of the Merger, as we classified the properties we acquired as non-same store. See the discussion of our segment classification methodology in Note 13 to the Condensed Consolidated Financial Statements included in this Report.

Property Operating Expenses

Property operating expenses include costs primarily consisting of property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three months ended September 30,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$64,531	$63,451	$1,080	1.7%
Secondary Market Same Store	34,059	32,698	1,361	4.2%
Same Store Portfolio	98,590	96,149	2,441	2.5%
Non-Same Store and Other	50,589	10,497	40,092	381.9%
Total	$149,179	$106,646	$42,533	39.9%

The increase in property operating expenses from our Large Market Same Store segment is primarily a result of increases in real estate taxes of $0.5 million and hurricane related expenses resulting from Hurricanes Harvey and Irma of $1.4 million. These were offset by decreases in insurance expense of $0.5 million, and building repairs and maintenance expense of $0.3 million. The increase in property operating expenses from our Secondary Market Same Store segment is primarily a result of increases in real estate taxes of $0.5 million, hurricane related expenses of $0.6 million and personnel expense of $0.2 million. The increase in property expenses from our Non-Same Store and Other segment is primarily the result of the Merger and $0.3 million of hurricane related expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2017 was approximately $117.9 million, an increase of $41.0 million from the three months ended September 30, 2016. The increase in depreciation and amortization expense is primarily due to additional depreciation of $37.9 million resulting from properties acquired from the Merger, in addition to asset additions made in the normal course of business.

Acquisition Expense

During the three months ended September 30, 2017, no significant acquisition expense was recorded. A decrease of approximately $1.0 million from the three months ended September 30, 2016 was due to the adoption of ASU 2017-01, Clarifying the Definition of a Business (Topic 805), during the first quarter of 2017. Based on the adoption of this guidance, acquisition costs related to properties acquired are now capitalized.

Property Management Expenses

Property management expenses for the three months ended September 30, 2017 were approximately $10.3 million, an increase of $2.4 million from the three months ended September 30, 2016. This increase is primarily due to the growth in our portfolio as a result of the Merger.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 were approximately $8.4 million, an increase of $1.7 million from the three months ended September 30, 2016. This increase is primarily driven by our growth as a result of the Merger, as well as, increases in legal expenses quarter over quarter.

Merger and Integration Related Expenses

Merger and integration related expenses for the acquisition of Post Properties for the three months ended September 30, 2017 were primarily comprised of approximately $0.1 million legal costs and $4.0 million of systems and professional costs. Such current year expenses were approximately $0.2 million more than the merger and integration related expenses for the then pending acquisition of Post Properties for the three months ended September 30, 2016.

Interest and Other Non-Property Income

Interest and other non-property income for the three months ended September 30, 2017 was approximately $4.3 million, an increase of approximately $4.2 million from the three months ended September 30, 2016. This increase is primarily driven by $4.1 million of quarter-to-date mark-to-market adjustments of the bifurcated embedded derivative related to the MAA Series I preferred stock issued as a result of the Merger.

Interest Expense

Interest expense for the three months ended September 30, 2017 was approximately $39.9 million, an increase of $7.8 million from the three months ended September 30, 2016. The increase was primarily due to increased borrowing as we assumed several loans as a result of the Merger, including a secured loan with a face value of $186.0 million and two unsecured loans with face values of $150.0 million and $250.0 million. Additionally, we entered into a new $300.0 million term loan on the closing date of the Merger. During the three months ended June 30, 2017, we issued a public bond with a face value of $600.0 million, bearing interest at 3.60% per annum. Such increases were offset by a slight decrease in interest expense as during July 2017 we paid off the $150.0 million unsecured loan assumed as part of the Merger; the note was scheduled for maturity in October 2017.

Gain on Debt Extinguishment

We recorded a gain on debt extinguishment of $0.8 million for the three months ended September 30, 2017. We did not record a gain or loss for the three months ended September 30, 2016. The current period gain on debt extinguishment resulted from the payoffs of a US Bank term loan with a face value of $150.0 million and a mortgage associated with the Venue at Stonebridge Ranch with a face value of $14.0 million during three months ended September 30, 2017. There was approximately $0.8 million and $0.1 million on the term loan and mortgage, respectively, of unamortized debt adjustments remaining as of the payoff dates. These fair market values were recognized as a gain on debt extinguishment during the three months ended September 30, 2017.

Net Casualty Gain (Loss) After Insurance and Other Settlement Proceeds

During the three months ended September 30, 2017, we recorded a net casualty gain after insurance proceeds of $0.6 million. This increase of $0.6 million from the three months ended September 30, 2016 was due to the receipt of insurance proceeds for a previous casualty loss of $1.3 million, offset by a casualty loss of $0.7 million from damage caused by Hurricane Irma.

Gain on Sale of Depreciable Real Estate Assets

We recorded a gain on sale of depreciable real estate assets of $58.8 million for the three months ended September 30, 2017, an increase of approximately $11.1 million from the three months ended September 30, 2016. Although disposition activity decreased from the three months ended September 30, 2016, gain on sale of depreciable assets increased primarily due to the nature of the real estate assets sold.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2017 was approximately $4.2 million, a decrease of $0.4 million from the three months ended September 30, 2016. This decrease is primarily due to the dilutive impact of the Merger to minority interest. As a result, our ownership percentage has increased from 94.8% to 96.4% year over year.

Preferred Dividends Distributed

As a result of the Merger, for the three months ended September 30, 2017 we recorded a dividend distribution to holders of MAA Series I preferred stock of $0.9 million. As there were no shares of MAA Series I preferred stock issued and outstanding during the three months ended September 30, 2016, we did not record a preferred dividend distribution in that quarter.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income available for MAA common shareholders increased by approximately $29.5 million for the three months ended September 30, 2017 from the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

Property Revenues

The following table shows our property revenues by segment for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Nine months ended September 30,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$503,076	$487,725	$15,351	3.1%
Secondary Market Same Store	261,272	254,685	6,587	2.6%
Same Store Portfolio	764,348	742,410	21,938	3.0%
Non-Same Store and Other	381,901	75,740	306,161	404.2%
Total	$1,146,249	$818,150	$328,099	40.1%

The increases in property revenues from our Large Market Same Store and Secondary Market Same Store segments are primarily a result of increased average effective rent per unit of 3.3% and 2.8%, respectively, as compared to the six months ended June 30, 2016. The increase in property revenues from our Non-Same Store and Other portfolio is primarily the result of the Merger, as we classified the properties we acquired as non-same store. See the discussion of our segment classification methodology in Note 13 to the Condensed Consolidated Financial Statements included in this Report.

Property Operating Expenses

Property operating expenses include costs primarily consisting of property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Nine months ended September 30,
	2017	2016	Increase	Percentage Increase
Large Market Same Store	$189,657	$185,495	$4,162	2.2%
Secondary Market Same Store	98,655	95,422	3,233	3.4%
Same Store Portfolio	288,312	280,917	7,395	2.6%
Non-Same Store and Other	148,109	29,565	118,544	401.0%
Total	$436,421	$310,482	$125,939	40.6%

The increase in property operating expenses from our Large Market Same Store segment is primarily a result of increases in real estate taxes of $3.4 million, utilities expense of $0.5 million, personnel expense of $0.8 million, other operating expense of $0.4 million, and landscaping expense of $0.2 million. These were offset by a decrease in insurance expense of $1.0 million. The increase in property operating expenses from our Secondary Market Same Store Segment is primarily a result of increases in real estate taxes of $1.3 million, utilities expense of $0.4 million, personnel expense of $1.0 million, other operating expense of $0.7 million, and landscaping expense of $0.1 million. These were offset by a decrease in insurance expense of $0.2 million. The increase in property expenses from our Non-Same Store and Other segment is primarily the result of the Merger.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2017 was approximately $374.3 million, an increase of $146.5 million from the nine months ended September 30, 2016. The increase in depreciation and amortization expense is primarily due to depreciation of $111.0 million and amortization expenses of $27.7 million resulting from the Merger, in addition to asset additions made in the normal course of business.

Acquisition Expense

During the nine months ended September 30, 2017, no significant acquisition expense was recorded. A decrease of approximately $2.2 million from the nine months ended September 30, 2016 was due to the adoption of ASU 2017-01, Clarifying the Definition of a Business (Topic 805), during the first quarter of 2017. Based on the adoption of this guidance, acquisition costs related to properties acquired are now capitalized.

Property Management Expenses

Property management expenses for the nine months ended September 30, 2017 were approximately $32.0 million, an increase $6.8 million of from the nine months ended September 30, 2016. This increase is primarily due to the growth in our portfolio as a result of the Merger.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were approximately $30.7 million, an increase of $10.5 million from the nine months ended September 30, 2016. This increase is primarily driven by increases in other corporate general and administrative expenses and legal expenses as a result of the Merger.

Merger and Integration Related Expenses

Merger and integration related expenses for the acquisition of Post Properties, were primarily comprised of approximately $4.0 million legal costs and $10.5 million of systems and professional costs for the nine months ended September 30, 2017. Merger and integration related expenses for the nine months ended September 30, 2016 were approximately $10.6 million less than the Merger and integration related expenses for the nine months ended September 30, 2017 due to the Merger not being complete until December 1, 2016.

Interest and Other Non-property Income

Interest and other non-property income for the nine months ended September 30, 2017 was approximately $7.6 million, an increase of approximately $7.5 million from the nine months ended September 30, 2016. This increase is primarily driven by $5.8 million of year-to-date mark-to-market adjustments of the bifurcated embedded derivative related to the MAA Series I preferred stock issued as a result of the Merger.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was approximately $115.0 million an increase of $18.6 million from the nine months ended September 30, 2016. The increase was due to increased borrowing as we assumed several loans as a result of the Merger, including a secured loan with a face value of $186.0 million and two unsecured loans with face values of $150.0 million and $250.0 million. Additionally, we entered into a new $300.0 million term loan on the closing date of the Merger. During the three months ended June 30, 2017, we issued a public bond with a face value of $600.0 million, bearing interest at 3.60% per annum. The remainder of the increase was mainly due to interest related to the newly issued bond. Such increases were offset by a slight decrease in interest expense as a result of our July 2017 payoff of a $150.0 million of unsecured notes assumed as part of the Merger; the notes were scheduled for maturity in October 2017.

Gain on Debt Extinguishment

We recorded a gain on debt extinguishment of $3.2 million for the nine months ended September 30, 2017, an increase of approximately $3.2 million from the nine months ended September 30, 2016. This increase was primarily the result of a $4.8 million gain due to the write-offs of the mark-to-market debt adjustments related to the payoffs of the secured mortgages with Fannie Mae and the US Bank Term Loan, partially offset by a cash prepayment penalty of $1.6 million.

Gain on Sale of Depreciable Real Estate Assets

During the nine months ended September 30, 2017, we recorded a gain on the sale of depreciable real estate assets of $59.0 million, an increase of $10.5 million from the nine months ended September 30, 2016. Although disposition activity decreased from the nine months ended September 30, 2016, gain on sale of depreciable assets increased primarily due to the nature of the real estate assets sold.

Gain on Sale of Non-depreciable Real Estate Assets

During the nine months ended September 30, 2017, no significant gain on sale of non-depreciable real estate assets was recorded. This decrease of approximately $2.1 million from the nine months ended September 30, 2016 was due to a decrease in disposition activity during the nine months ended September 30, 2017.

Gain from Real Estate Joint Ventures

During the nine months ended September 30, 2017, we recorded a gain from real estate joint ventures of $1.0 million. We did not record a significant gain from real estate joint ventures for the nine months ended September 30, 2016. The increase of $1.0 million is due to income attributable to our ownership interest in the Post Mass Avenue joint venture acquired with the Merger.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2017 was approximately $7.6 million, a decrease of $1.9 million from the nine months ended September 30, 2016. This decrease is primarily due to the dilutive impact of the Merger to minority interest. As a result, our ownership percentage has increased from 94.8% to 96.4% year over year.

Preferred Dividends Distributed

As a result of the Merger, for the nine months ended September 30, 2017 we recorded a dividend distribution to holders of MAA Series I preferred stock of $2.8 million. As there were no shares of MAA Series I preferred stock issued and outstanding during the nine months ended September 30, 2016, we did not record a preferred dividend distribution in that period.

Net Income Available for MAA Common Shareholders

Primarily as a result of the foregoing, net income available for MAA common shareholders increased by approximately $29.3 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with GAAP) excluding extraordinary items, asset impairment, gains or losses on disposition of real estate assets, plus net income available to noncontrolling interests, depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Because noncontrolling interest is added back, FFO, when used in this document, represents FFO attributable to the Company.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Investment Trusts', or NAREIT's, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income available for MAA common shareholders for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income available for MAA common shareholders	$113,787	$84,279	$202,163	$172,836
Depreciation and amortization of real estate assets	116,882	76,105	371,194	225,328
Gain on sale of depreciable real estate assets	(58,844)	(47,749)	(59,045)	(48,572)
Loss on disposition within unconsolidated entities	—	—	—	98
Depreciation and amortization of real estate assets of real estate joint ventures	148	—	449	11
Net income attributable to noncontrolling interests	4,249	4,627	7,600	9,508
Funds from operations attributable to the Company	$176,222	$117,262	$522,361	$359,209

FFO for the three months ended September 30, 2017 increased approximately $59.0 million from the three months ended September 30, 2016 primarily as a result of the increase in total property revenues of approximately $107.7 million, which was offset by the increases in property operating expenses, excluding depreciation and amortization, of $42.5 million, property management expenses of $2.4 million, and general and administrative expenses of $1.7 million.

FFO for the nine months ended September 30, 2017 increased approximately $163.2 million from the nine months ended September 30, 2016 primarily as a result of the increase in total property revenues of approximately $328.1 million, which was offset by the increases in property operating expenses, excluding depreciation and amortization, of $125.9 million, property management expenses of $6.8 million, general and administrative expenses of $10.5 million, and merger and integration related expenses of $10.6 million. The majority of the remaining variance was attributable to an an increase in interest expense of $18.6 million, offset by an increase in interest and other non-property income of $7.5 million.

Trends

During the three months ended September 30, 2017, demand for apartments continued to be strong, as it was during the three months ended September 30, 2016. Physical occupancy for our same store portfolio (which excludes properties acquired through the Merger) ended September 30, 2017 at a strong 96.5% and average daily physical occupancy for our same store portfolio was 96.2% for the quarter. Our same store average effective rent per unit continued to grow, up 2.8% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
An important part of our portfolio strategy is to maintain a diversity of markets, submarkets, product types and price points across the Southeast and Southwest regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban, and downtown/central business district locations and various monthly rent price points will perform well in “up” cycles as well as weather “down” cycles better. Through our investment in 39 defined Metropolitan Statistical Areas, or MSAs, we are diversified across markets, urban and suburban submarkets, and a variety of monthly rent pricing points.
The current supply level as a result of elevated permitting activity in 2015 and 2016 is impacting our total portfolio from a demand standpoint, particularly properties located in urban submarkets, the majority of which were acquired in the Merger. Our same store portfolio has been impacted somewhat less, primarily due to being in submarkets that have experienced lower supply relative to other submarkets in a given MSA. Encouragingly, according to U.S. Census Bureau data, as of August 2017 year to date, multifamily permitting across our markets was down 2% as compared to August 2016 year to date. This activity should result in relatively lower supply in our markets in the future as compared to the current environment. In addition, we believe the lack of new apartments in the past few years and the demand from new households will help keep supply and demand essentially in balance in most markets. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended September 30, 2017, total move outs attributable to single family home rentals for our combined portfolio was just over 6% of total move outs, in line with the three months ended September 30, 2016. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to support apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy for our same store portfolio for the period ended September 30, 2017 was strong, and the average for the three months ended September 30, 2017 was sustained above 96%. As we move into the typically slower leasing season of the fall and winter, the current level of physical occupancy puts us in a good position to maintain solid pricing growth in the fourth quarter of 2017.
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

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing and financing activities for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $553.1 million for the nine months ended September 30, 2017 compared to $389.2 million for the nine months ended September 30, 2016. This change was a result of various items relating to operating performance, including higher revenues as discussed above.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 was $232.3 million compared to net cash used in investing activities during the nine months ended September 30, 2016 of $216.1 million. The primary drivers of this change were as follows:

	Primary drivers of cash (outflow) inflow during the nine months ended September 30,
	2017	2016	Increase (Decrease) in Net Cash	Percentage Increase (Decrease) in Net Cash
Purchases of real estate and other assets	$(63,774)	$(262,268)	$198,494	75.7%
Normal capital improvements	(82,030)	(65,351)	(16,679)	(25.5)%
Construction capital and other improvements	(7,171)	(5,569)	(1,602)	(28.8)%
Renovations to existing real estate assets	(36,692)	(29,554)	(7,138)	(24.2)%
Development	(142,530)	(42,611)	(99,919)	(234.5)%
Proceeds from disposition of real estate assets	90,040	187,425	(97,385)	(52.0)%
Return of escrow for future acquisitions	10,591	—	10,591	100.0%

The decrease in purchases of real estate and other assets resulted from the acquisition of one apartment community during the nine months ended September 30, 2017, compared to the acquisition of four apartment communities during the nine months ended September 30, 2016. The decrease in proceeds from the disposition of real estate assets resulted from the sale of three apartment communities and four land parcels during the nine months ended September 30, 2017, compared to the sale of seven apartment communities, one commercial property, and three land parcels during the nine months ended September 30, 2016. The increase in cash outflows for normal capital improvements, construction capital and other improvements, renovations to existing real estate assets, and development compared to prior year primarily resulted from the property portfolio increase as a result of the Merger and the increase in our development pipeline as a result of the Merger. The increase in cash inflows from the return of escrow for future acquisitions was a result of funding for three 1031(b) transactions offset by the release of three 1031(b) transactions that never occurred during the nine months ended September 30, 2017; there was no net 1031(b) transaction activity during the nine months ended September 30, 2016.

Financing Activities

Net cash used in financing activities increased to $306.5 million for the nine months ended September 30, 2017 compared to $182.9 million for the nine months ended September 30, 2016. The primary drivers of this change were as follows:

	Primary drivers of cash (outflow) inflow during the nine months ended September 30,
	2017	2016	(Decrease) Increase in Net Cash	Percentage (Decrease) Increase in Net Cash
Net change in credit lines	$(240,000)	$130,000	$(370,000)	(284.6)%
Proceeds from notes payable	597,480	—	597,480	100.0%
Principal payments on notes payable	(345,053)	(114,753)	(230,300)	(200.7)%
Dividends paid on common shares	(296,441)	(185,704)	(110,737)	(59.6)%

The decrease in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $240.0 million on the KeyBank Facility during the nine months ended September 30, 2017, compared to the increase in net borrowings of $130.0 million on the KeyBank Facility during the nine months ended September 30, 2016. The increase in proceeds from notes payable during the nine months ended September 30, 2017 relates to the May 2017 issuance of senior unsecured notes discussed in Note 7; there was no debt issued during the nine months ended September 30, 2016. The increase in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $186.1 million of secured property mortgages and $150.0 million of unsecured public bonds during the nine months ended September 30, 2017 compared to paying off approximately $68.1 million of 2006 unsecured public bonds, $33.6 million of secured property mortgages, and $7.1 million of unsecured notes payable during the nine months ended September 30, 2016. The increase in cash outflows from dividends paid on common shares primarily resulted from the increased number of common shares outstanding resulting from the Merger and the increase in the dividend rate to $2.61 per share during the nine months ended September 30, 2017 compared to dividend rate of $2.46 per share during the nine months ended September 30, 2016.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to common unitholders and dividends paid on common shares for both the nine months ended September 30, 2017 and 2016. While we had sufficient liquidity to permit common share distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to common shareholders at the current rate, in which event we would be required to reduce the distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may, from time to time, issue equity or debt securities.

Equity

As of September 30, 2017, MAA owned 113,627,014 OP Units, comprising a 96.4% limited partnership interest in the Operating Partnership, while the remaining 4,200,032 outstanding OP Units were held by third party limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act the 4,200,032 shares of its common stock, that as of September 30, 2017, were issuable upon redemption of OP Units, so that those shares can be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 10 and Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Debt

The following schedule outlines our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2017 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$933,256	1.9	4.0%
Conventional - Variable Rate - Capped (1)	50,000	0.5	1.7%
Total Fixed or Hedged Rate Maturity	983,256	1.9	3.8%
Conventional - Variable Rate	110,000	0.1	1.7%
Fair Market Value Adjustments and Debt Issuance Costs	16,717
Total Secured Indebtedness	1,109,973	1.7	3.6%
UNSECURED DEBT
Fixed Rate or Swapped	2,860,000	5.7	3.8%
Variable Rate	550,000	0.1	2.2%
Fair Market Value Adjustments, Debt Issuance Costs and Discounts	(27,139)
Total Unsecured Indebtedness	3,382,861	4.6	3.5%
TOTAL DEBT	$4,492,834	4.1	3.5%
TOTAL FIXED OR HEDGED DEBT	$3,833,603	4.8	3.7%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.5% of LIBOR for conventional caps.

As of September 30, 2017, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of $50.0 million as of September 30, 2017.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of September 30, 2017 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Key Bank Unsecured	Public Bonds	Other Unsecured	Secured	Total
2017	$—	$—	$17,996	$80,000	$97,996
2018	—	—	300,364	166,980	467,344
2019	—	—	19,963	563,034	582,997
2020	250,000	—	149,747	164,022	563,769
2021	—	—	222,040	125,164	347,204
Thereafter	—	1,974,885	447,866	10,773	2,433,524
Total	$250,000	$1,974,885	$1,157,976	$1,109,973	$4,492,834

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of September 30, 2017 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2017	$17,996	$—	$17,996	3.2%	$25,000	$42,996
2018	136,942	250,402	387,344	3.7%	25,000	412,344
2019	582,996	—	582,996	5.9%	—	582,996
2020	164,022	299,097	463,119	3.7%	—	463,119
2021	197,721	—	197,721	5.2%	—	197,721
Thereafter	2,134,427	—	2,134,427	3.9%	—	2,134,427
Total	$3,234,104	$549,499	$3,783,603	4.2%	$50,000	$3,833,603

Unsecured Revolving Credit Facility

On October 15, 2015, the Operating Partnership entered into a $750.0 million unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank, or the KeyBank Facility. This credit facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. On December 1, 2016, the Operating Partnership amended the KeyBank Facility by increasing the borrowing capacity to $1.0 billion. As of September 30, 2017, we had $250.0 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 0.90%. The KeyBank Facility serves as our primary source of short term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. This facility matures on April 15, 2020, with an option to extend for an additional six months.

Unsecured Term Loans

In addition to the KeyBank facility, we maintain four unsecured term loans. We had total borrowings of $850.0 million outstanding under these term loan agreements at September 30, 2017, comprised of:

A $250.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of September 30, 2017, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with U.S. Bank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt The loan matures on March 1, 2020. As of September 30, 2017, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of September 30, 2017, this loan was bearing interest at a rate of LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2022. As of September 30, 2017, this loan was bearing interest at a rate of LIBOR plus 0.95%.

Senior Unsecured Notes

We have also issued both public and private unsecured notes. As of September 30, 2017, we had approximately $2.0 billion (face value) of publicly issued notes and $310.0 million of unsecured notes issued in two private placements. In October 2013, we publicly issued $350.0 million of senior unsecured notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400.0 million of senior unsecured notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we publicly issued $400.0 million of senior unsecured notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. As a result of the Merger in December 2016, we assumed two series of publicly traded senior notes totaling $400.0 million. One series of senior notes assumed as a result of the Merger has a face value of $250.0 million, is due 2022, and has a coupon of 3.38% paid semiannually on June 1 and December 1. The other series of senior notes assumed as a result of the Merger had a face value of

$150.0 million and was due in October 2017, but was paid off in July 2017. In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 1, 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. The proceeds from the notes issued in May 2017 were used to pay down outstanding amounts of the Unsecured Revolving Credit Facility. As of September 30, 2017, all of these amounts, with the exception of the series of senior notes assumed in the Merger with a face value of $150.0 million that was paid off in July 2017, remained outstanding.

On July 29, 2011, we issued $135.0 million of senior unsecured notes. The notes were offered in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which were outstanding at September 30, 2017.

On August 31, 2012, we issued $175.0 million of senior unsecured notes. The notes were offered in a private placement with four maturity tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024; all of which were outstanding at September 30, 2017.

Secured Credit Facility

Approximately 3.6% of our outstanding obligations at September 30, 2017 were borrowed through a credit facility credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $160.0 million, of which $160.0 million was collateralized, available to borrow, and borrowed at September 30, 2017. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2017 through 2018.

Secured Property Mortgages

We also maintain secured property mortgages with the Federal National Mortgage Association,  the Federal Home Loan Mortgage Corporation, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of September 30, 2017, we had $933 million of secured property mortgages.

For more information regarding our debt capital resources, see Note 7 to the Condensed Consolidated Financial Statements included in this Report.

Contractual Obligations

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of September 30, 2017 (dollars in thousands):

Contractual Obligations (1)	2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt Obligations (2)	$100,804	$476,626	$570,127	$558,284	$342,903	$2,454,512	$4,503,256
Fixed Rate or
Swapped Interest (3)	67,084	142,704	109,231	97,804	89,454	270,524	776,801
Purchase Obligations (4)	578	542	—	—	—	—	1,120
Operating Lease Obligations (5)	293	839	689	708	718	63,521	66,768
Total	$168,759	$620,711	$680,047	$656,796	$433,075	$2,788,557	$5,347,945

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

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a limited partnership where we hold an equity interest that may be called in the future by the general partner at any time after giving appropriate notice. At September 30, 2017, we have committed to make additional capital contributions totaling $14.2 million that are subject to being called by the general partner.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had a 35.0% ownership interest in the Apartment LLC joint venture, which consists of one apartment community comprised of 269 apartment units, located in Washington, D.C. We also had a 32.0% ownership interest in Real Estate Technology Ventures, L.P. Our investments in these joint ventures are unconsolidated and are recorded using the equity method for the investments in which we do not have a controlling interest.

At September 30, 2017 and 2016, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At September 30, 2017, 26.3% of our total market capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At September 30, 2017, approximately 85.3% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of September 30, 2017 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of September 30, 2017 pursuant to Exchange Act Rule 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, as that term is defined in Rule 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows repurchases of shares for the three-month period ended September 30, 2017:

MAA Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units)That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2017 - July 31, 2017	—	$—	—	4,000,000
August 1, 2017 - August 31, 2017	—	$—	—	4,000,000
September 1, 2017 - September 30, 2017	—	$—	—	4,000,000
Total	—	$—	—	4,000,000

(1)	This reflects the number of shares of MAA's common stock that were available for purchase under the 4,000,000 share repurchase program authorized by MAA's Board of Directors in December 2015.

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

11.1	Statement re Computation of Per Share Earnings for MAA
11.2	Statement re Computation of Per Unit Earnings for MAALP
12.1	Statements re Computation of Consolidated Ratio of Earnings to Fixed charges for MAA
12.2	Statements re Computation of Consolidated Ratio of Earnings to Fixed charges for MAALP
31.1	Certification of Chief Executive Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended September 30, 2017, filed with the SEC on October 26, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (Unaudited) and 2016 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 (Unaudited) and 2016 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (Unaudited) and 2016 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 26, 2017	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 26, 2017	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer