Form 10-K
period 2017-12-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2018-02-23
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

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
The aggregate market value of the 78,829,719 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $8,307,075,788 based on the closing price of $105.38 as reported on the New York Stock Exchange on June 30, 2017. This calculation excludes shares of common stock held by the registrant's officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant's outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 19, 2018 there were 113,688,972 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.
Documents Incorporated by Reference
Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 22, 2018 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2017.

1

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2017 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 96.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to "MAA" refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this report to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA, "preferred stock" refers to the preferred stock of MAA, and "shareholders" means the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "common unitholders".

As of December 31, 2017, MAA owned 113,643,166 OP units (or approximately 96.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the Annual Reports on Form 10-K of MAA and the Operating Partnership, including the notes to the consolidated financial statements, into this report results in the following benefits:

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

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. Management operates MAA and the Operating Partnership as one business. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time-to-time); therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time-to-time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of units of limited partnership interest.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive income and redeemable common stock. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its entity affiliates) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

In order to highlight the material differences between MAA and the Operating Partnership, this Annual Report on Form 10-K includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the selected financial data in Item 6 of this report;

•	the consolidated financial statements in Item 8 of this report;

•
certain accompanying notes to the consolidated financial statements, including Note 3 - Earnings per Common Share of MAA and Note 4 - Earnings per OP Unit of MAALP; Note 9 - Shareholders' Equity of MAA and Note 10 - Partners' Capital of MAALP; and Note 16 - Selected Quarterly Financial Information of MAA (Unaudited) and Note 17 - Selected Quarterly Financial Information of MAALP (Unaudited);

•	the controls and procedures in Item 9A of this report; and

•	the certifications included as Exhibits 31 and 32 to this report.

In the sections that combine disclosures for MAA and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because the business is one enterprise, and we operate the business through the Operating Partnership.

PART I

Risks Associated with Forward Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements may include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations, and the anticipated benefits of our merger with Post Properties, Inc., or "Post Properties" and Post Apartment Homes, L.P., or "Post LP". Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	failure of development communities to be completed within budget and on a timely basis or to lease-up as anticipated, if at all;

•	unexpected capital needs;

•	changes in operating costs, including real estate taxes, utilities and insurance costs;

•	losses from catastrophes in excess of our insurance coverage;

•	difficulty in integrating MAA's and Post Properties' businesses;

•	ability to obtain financing at favorable rates, if at all, and refinance existing debt as it matures;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	loss of hedge accounting treatment for interest rate swaps or interest rate caps;

•	the continuation of the good credit of our interest rate swap and cap providers;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on financing;

•	the effect of any rating agency actions on the cost and availability of new debt financing;

•	significant decline in market value of real estate serving as collateral for mortgage obligations;

•	significant change in the mortgage financing market that would cause single-family housing, either as an owned or rental product, to become a more significant competitive product;

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

•	inability to attract and retain qualified personnel;

•	cyberliability or potential liability for breaches of our privacy or information security systems;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes;

•	litigation and compliance costs associated with laws requiring access for disabled persons; and

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

ITEM 1. BUSINESS

Overview

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast and Southwest regions of the United States. As of December 31, 2017, activities include full ownership and operation of 301 multifamily properties, which includes commercial space at certain properties, four additional commercial properties, and a partial ownership in one multifamily property. These properties are located in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Kansas, Kentucky, Maryland, Mississippi, Missouri, Nevada, North Carolina, South Carolina, Tennessee, Texas, Virginia and Washington, D.C. As of December 31, 2017, we maintained full or partial ownership in the following properties:

Multifamily:
	Consolidated Properties	Units	Unconsolidated Properties	Units	Total Properties	Total Units
	301	99,523	1	269	302	99,792

Commercial:
	Consolidated Properties	Sq. Ft. (1)	Unconsolidated Properties	Sq. Ft.	Total Properties	Total Sq. Ft.
	4	231,821	—	—	4	231,821
(1) Excludes commercial space located at our multifamily communities, which totals approximately 620,000 square feet of gross leasable space.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 113,643,166 OP units, comprising a 96.4% partnership interest in the Operating Partnership as of December 31, 2017. MAA and MAALP were formed in Tennessee in 1993. As of December 31, 2017, we had 2,419 full time employees and 45 part-time employees.

Business Objectives

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividends and distributions through all parts of the real estate investment cycle, and to create shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, developing and renovating apartment communities;

•	diversify investment capital across markets in which we operate to achieve a balanced portfolio and minimize volatile operating performance; and

•	actively manage our capital structure to enhance predictability of earnings to fund our dividends and distributions.

Operations

Our goal is to generate return on investment collectively and in each apartment community by increasing revenues, controlling operating expenses, maintaining high occupancy levels and reinvesting in the income producing capacity of each apartment community as appropriate. The steps taken to meet these objectives include:

•	providing management information and improved customer services through technology innovations;

•	utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rental rates in response to local market conditions and individual unit amenities;

•	implementing programs to control expenses through investment in cost-saving initiatives;

•	analyzing individual asset productivity performances to identify best practices and improvement areas;

•	maintaining the physical condition of each property through ongoing capital investments;

•
improving the "curb appeal" of the apartment communities through extensive landscaping and exterior improvements, and repositioning apartment communities from time-to-time to enhance or maintain market positions;

•	managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing;

•	allocating additional capital, including capital for selective interior and exterior improvements;

•	compensating employees through performance-based compensation and stock ownership programs; and

•	maintaining a hands-on management style and "flat" organizational structure that emphasizes property level decision making coupled with asset management and senior management's monitoring.

We believe that our decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visits. To maximize the amount of information shared between senior management and the properties on a real-time basis, we utilize a web-based property management system. The system contains property and accounting modules that allow for operating efficiencies and continued expense control, provide for various expanded revenue management practices, and improve the support provided to on-site property operations. We use a "yield management" pricing program that helps our property managers optimize rental revenues, and we also utilize purchase order and accounts payable software to provide improved controls and management information.

Investment in technology continues to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week and complete online leasing applications and renewals via the use of our web-based resident Internet portal. Interacting with our residents through such technology has allowed us to improve resident satisfaction ratings and increase the efficiency of our operating teams.

We report in the following operating segments:

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

On the first day of each calendar year, we determine the composition of our same store operating segments for that year as well as adjust the previous year, which allows us to evaluate full period-over-period operating comparisons. An apartment community in development or lease-up is added to the same store portfolio on the first day of the calendar year after it has been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from the same store portfolio.

All properties acquired from Post Properties in the Merger remained in the Non-Same Store and Other operating segment during 2017, as the properties were recent acquisitions and had not been owned and stabilized for at least 12 months as of January 1, 2017. For additional information regarding our operating segments, see Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Acquisitions

One of our growth strategies is to acquire apartment communities that are located in various large or secondary markets primarily throughout the Southeast and Southwest regions of the United States. Acquisitions, along with dispositions, help us achieve and maintain our desired product mix, geographic diversification and asset allocation. Portfolio growth allows for maximizing the efficiency of the existing management and overhead structure. We have extensive experience in the acquisition of multifamily communities. We will continue to evaluate opportunities that arise, and we will utilize this strategy to increase our number of apartment communities in strong and growing markets.

We acquired the following apartment communities during the year ended December 31, 2017:

Community	Market	Units	Closing Date
Charlotte at Midtown	Nashville, TN	279	March 16, 2017
Acklen West End	Nashville, TN	320	December 28, 2017

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions  are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional capital. In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual assets, considering the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2017, we disposed of five multifamily properties totaling 1,760 units and four land parcels totaling approximately 23 acres.

Development

As another part of our growth strategy, we invest in a limited number of development projects. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Fixed price construction contracts are signed with unrelated parties to minimize construction risk. We typically manage the leasing portion of the project as units become available for lease. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. While we seek opportunistic new development investments offering attractive long-term investment returns, we intend to maintain a total development commitment that we consider modest in relation to our total balance sheet and investment portfolio. During the year ended December 31, 2017, we incurred $170.1 million in development costs and completed 7 development projects.

The following multifamily projects were under development as of December 31, 2017 (dollars in thousands):

Project:	Market	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
Post River North	Denver, CO	359	240	$81,195	$88,200	$246	1st Quarter 2018
1201 Midtown II	Charleston, SC	140	—	12,624	29,500	211	4th Quarter 2018
Post Centennial Park	Atlanta, GA	438	—	73,837	96,300	220	3rd Quarter 2018
		937	240	$167,656	$214,000

Redevelopment

We focus on both interior unit upgrades and exterior amenities above and beyond routine capital upkeep on existing apartment communities across our portfolio that we believe have the ability to support additional rent growth. During the year ended December 31, 2017, we renovated 8,375 units at an average cost of $5,463 per unit, achieving average rental rate increases of 8.8% above the normal market rate for similar but non-renovated units.

Capital Structure

We use a combination of debt and equity sources to fund our business objectives. We maintain a capital structure, focused on maintaining access, flexibility and low costs, that we believe allows us to proactively source potential investment opportunities in the marketplace. We structure our debt maturities to avoid disproportionate exposure in any given year. Our primary debt financing strategy is to access the unsecured debt markets to provide our debt capital needs, but we also maintain a limited amount of secured debt and maintain our access to both the secured and unsecured debt markets for maximum flexibility. We also believe that we have significant access to the equity capital markets.

At December 31, 2017, 27.5% of our total market capitalization consisted of debt borrowings, including 21.5% under unsecured credit facilities and unsecured senior notes and 6.0% under secured borrowings. We currently intend to target our total debt, net of cash held, to a range of approximately 32% to 38% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our debt to undepreciated book value of our assets to 60%. As of December 31, 2017, our ratio of total debt to our adjusted total assets (as defined in the covenants for the bonds issued by MAALP) was approximately 33.2%. We continuously review opportunities for lowering our cost of capital. We plan to continue using unsecured debt in order to take advantage of the lower cost of capital and flexibility provided by these markets. We will evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We focus on improving the net present value of our investments by generating cash flows from our portfolio of assets above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value over the life of the investments.

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

We believe, however, that we are generally well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing technological needs of our residents;

•	access to a wide variety of debt and equity capital sources;

•	geographic diversification with a presence in approximately 37 defined Metropolitan Statistical Areas, or MSAs, across the Southeast and Southwest regions of the United States; and

•	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we plan to continue to optimize lease expiration management, improve expense control, increase resident retention efforts and align employee incentive plans with our performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting residents across a geographically diverse platform, should position us for continued operational upside. We also make capital improvements to both our apartment communities and individual units on a regular basis in order to maintain a competitive position in each individual market.

Environmental Matters

As a part of our standard apartment community acquisition and development processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks. See "Risk Factors - Risks Relating to Our Real Estate Investments and Our Operations - Environmental problems are possible and can be costly."

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

Merger of MAA and Post Properties

On December 1, 2016, MAA completed its merger with Post Properties. Pursuant to the Agreement and Plan of Merger, or the Merger Agreement, Post Properties merged with and into MAA, with MAA continuing as the surviving corporation, or the Parent Merger, and Post LP merged with and into MAALP, with MAALP continuing as the surviving entity, or the Partnership Merger. We refer to the Parent Merger, together with the Partnership Merger, as the Merger in this Annual Report on Form 10-K. The consolidated net assets and results of operations of Post Properties are included in our consolidated financial statements from and after the closing date of the Merger. The 2016 and 2017 operating results of the Post Properties assets we acquired in the Merger are included in our non-same store and other operating segment, as those assets were not eligible to be included in our same store segments until January 1, 2018.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. In 2017, MAA paid total distributions of $3.48 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement and was in excess of REIT taxable income.

Recent Developments

On February 1, 2018, the Company retired a $38.5 million mortgage associated with Highlands of West Village. The mortgage was scheduled to mature in May 2018.

Website Access to Our Reports

MAA and the Operating Partnership file combined periodic reports with the SEC. Our Annual Reports on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available on our website at www.maac.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K. All of the aforementioned materials may also be obtained free of charge by contacting our Legal Department, 6584 Poplar Avenue, Memphis, TN 38138.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impact our business operations. If any of these risks occur, our business prospects, financial condition or results of operations could suffer, the market price of our capital stock and the trading price of our debt securities could decline and you could lose all or part of your investment in our capital stock or debt securities.

RISKS RELATED TO OUR REAL ESTATE INVESTMENTS AND OUR OPERATIONS

Developments such as an economic downturn, instability in the banking sector or a negative impact on economic growth resulting from current or future legislation or government initiatives may materially and adversely affect our financial condition and results of operations.

The industry in which we operate may be adversely affected by national and international economic conditions. Although the U.S. real estate market has recently improved, certain international markets are experiencing increased levels of volatility due to a combination of factors, including, among others, political instability from ongoing geopolitical conflicts, high unemployment rates, fluctuating oil and gas prices and fiscal deficits, and these factors could contribute to an economic downturn in the U.S. If the U.S. experiences a downturn in the economy, instability in the banking sector or a negative impact on economic growth resulting from changes in legislation, government tax increases, debt policy or spending restrictions, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations.

Other economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	low mortgage interest rates and home pricing, making alternative housing more affordable;

•	government or builder incentives with respect to home ownership, making alternative housing options more attractive; and

•	regional economic downturns which affect one or more of our geographical markets.

Failure to generate sufficient cash flows could limit our ability to make payments on our debt and to make distributions.

Our ability to make payments on our debt and to make distributions depends on our ability to generate cash flow in excess of operating costs and capital expenditure requirements and/or to have access to the markets for debt and equity financing. Our funds from operations may be insufficient because of factors that are beyond our control. Such events or conditions could include:

•	competition from other apartment communities;

•
overbuilding of new apartments or oversupply of available apartments in our markets, which might adversely affect occupancy or rental rates and/or require rent concessions in order to lease apartments;

•	conversion of condominiums and single family houses to rental use or the increase in the number condominiums and single family homes available for sale;

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•	increases in operating costs (including real estate taxes, utilities and insurance premiums) due to inflation and other factors, which may not be offset by increased rental rates;

•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;

•	failure of development communities to be completed within budget and on a timely basis or to lease-up as anticipated, if at all;

•	changes in governmental regulations and the related costs of compliance;

•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•
withdrawal of government support of apartment financing through its financial backing of the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac;

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

At times, we have relied on external funding sources to fully fund the payment of distributions to shareholders and our capital investment program, including our existing property developments. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant and sustained deterioration in operations could result in our financial resources being insufficient to make payments on our debt and to make distributions at the current rate, in which event we would be required to reduce the distribution rate. Any decline in our funds from operations could adversely affect our ability to make distributions or to meet our loan covenants and could have a material adverse effect on our stock price or the trading price of our debt securities.

We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors.

As of December 31, 2017, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast and Southwest regions of the United States; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2017, approximately 39.4% of our portfolio is located in our top five markets: Atlanta, Georgia; Dallas, Texas; Austin, Texas; Charlotte, North Carolina; and Orlando, Florida. In addition, our overall operations are concentrated in the Southeast and Southwest regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

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

Substantial competition among apartment communities and real estate companies may adversely affect our revenues and development and acquisition opportunities.

There are numerous other apartment communities and real estate companies, some of which may have greater financial and other resources than we have, within the market area of each of our communities that compete with us for residents and development and acquisition opportunities. The number of competitive apartment communities and real estate companies in these areas could have a material effect on (1) our ability to rent our apartments and generate revenues, and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make payments on our debt and make distributions.

Actual or threatened terrorist attacks may have an adverse effect on our business and operating results and could decrease the value of our assets.

Actual or threatened terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, our insurance coverage may not cover all losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.

We rely on information technology systems in our operations, and any breach or security failure of those systems could materially adversely affect our business, results of operations, financial condition and reputation.

We rely on information technology systems to process, transmit and store information and to manage or support our business processes. We maintain confidential financial and business information regarding us and persons with which we do business on our information technology systems. We also collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing and property management activities, and we collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third party service providers that may collect and hold personally identifiable information of our residents, prospective residents and employees in connection with providing business services to us, including web hosting, property management, leasing, accounting and payroll services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third party service providers to take steps, to protect the security of the information maintained in our and our service providers' information technology systems, including the use of systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information. However, we face risks associated with breaches or security failures of the information technology systems on which we rely, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses or employee error or misconduct. This risk of a breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions.

The security measures put in place by us and our service providers cannot provide absolute security and there can be no assurance that we or our service providers will not suffer a data security incident in the future, that unauthorized parties will not gain access to sensitive information stored on our or our service providers' systems, that such access will not, whether temporarily or permanently, impact, interfere with or interrupt our operations, or that any such incident will be discovered in a timely manner. Even the most well protected information, networks, systems and facilities remain potentially vulnerable as the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we and our providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Further, in the future, we may be required to expend additional resources to continue to enhance information security measures or to investigate and remediate any information security vulnerabilities.

A data security incident could compromise our or our service providers' information technology systems, and the information stored by us or our service providers, including personally identifiable information of residents, prospective residents and employees, could be accessed, misused, publicly disclosed, corrupted, lost or stolen. Any failure to prevent a breach or a security failure of our or our service providers' information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain residents, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition or results of operations.

We may not realize the anticipated benefits of past or future apartment community acquisitions, and the failure to integrate acquired apartment communities and new personnel successfully could create inefficiencies.

We have acquired in the past, and if presented with attractive opportunities we intend to acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks:

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

•
we may incur significant costs and divert management's attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we are subsequently unable to complete;

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

We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:

•
a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales. In addition, if a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. Intermediary agents of Section 1031 exchange transactions typically handle large sums of money in trusts. Misappropriation of funds by one of these agents could have a material negative impact on our results of operations. Additionally, misappropriation of funds could result in the disposal of the property not qualifying for a tax deferred basis and adversely affect our financial condition. It is also possible the qualification of a transaction as a Section 1031 exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the dividend income to our shareholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of additional dividends, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports sent to our shareholders; and

•	federal tax laws applicable to REITs limit our ability to profit on the sale of communities, and this limitation may prevent us from selling communities when market conditions are favorable.

Property ownership through joint ventures could limit our ability to act exclusively in our interest.

From time to time we may acquire and/or develop properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. In that case, we could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners could have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners could have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners could each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of our partners' interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's length marketing process. Other potential risks of a jointly-owned property include (i) a deadlock if we and our partners are unable to agree upon certain major and other decisions, (ii) a limitation of our ability to liquidate our position in the partnership or joint venture without the consent of the other partners and (iii) a requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.

Environmental problems are possible and can be costly.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to properly remediate, hazardous, toxic substances or petroleum product releases may adversely affect the owner's or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real property for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real property, we may be considered an owner or operator of such communities or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

Our current policy is to obtain a Phase I environmental study on each apartment community that we seek to acquire or develop, which generally does not involve invasive techniques such as soil or ground water sampling, and to proceed accordingly. We cannot assure you, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future apartment communities will reveal:

•	all or the full extent of potential environmental liabilities;

•	that any prior owner or operator of a property did not create any material environmental condition unknown to us;

•	that a material environmental condition does not otherwise exist as to any one or more of such apartment communities; or

•	that environmental matters will not have a material adverse effect on us and our ability to make distributions and pay amounts due on our debt.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to apartment communities previously sold by our predecessors or by us. There have been a number of lawsuits against owners and operators of multifamily communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold-related claims from standard policies and pricing mold endorsements separately. We have obtained a separate pollution insurance policy that covers mold-related claims and have adopted programs designed to minimize the existence of mold in any of our communities as well as guidelines for promptly addressing and resolving reports of mold. To the extent not covered by our pollution policy, the presence of mold could expose us to liability from residents and others if property damage or health concerns, or allegations thereof, arise.

Extreme weather or natural disasters may cause property damage or disrupt business, which could harm our business and operating results.

We have properties located in areas that may be subject to extreme weather and natural disasters, including, but not limited to, earthquakes, winds, floods, hurricanes and fires. Such conditions may damage our properties, disrupt our operations and adversely impact our tenants. There can be no assurances that such conditions will not have a material adverse effect on our properties, operations or business.

Losses from catastrophes may exceed our insurance coverage, which may negatively impact our results of operations and reduce the value of our properties.

We carry comprehensive liability and property insurance on our communities and intend to obtain similar coverage for apartment communities we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Any losses we experience that are not fully covered by our insurance may negatively impact our results of operations and may reduce the value of our properties.

Increasing real estate taxes, utilities and insurance premiums may negatively impact operating results.

As a result of our substantial real estate holdings, the cost of real estate taxes, utilities and insuring our apartment communities is a significant component of expense. Real estate taxes, utilities and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. If the costs associated with real estate taxes, utilities and insurance premiums should rise, without being offset by a corresponding increase in revenues, our results of operations could be negatively impacted, and our ability to make payments on our debt and to make distributions could be adversely affected.

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

The Americans with Disabilities Act of 1990, or the ADA, the Fair Housing Act of 1988, or the FHA, and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing apartment communities. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features that increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We cannot ascertain the costs of compliance with these laws, which may be substantial.

Development and construction risks could impact our profitability.

As of December 31, 2017, we had three development communities under construction totaling 937 units. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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

•	we may be unable to obtain financing for development activities under favorable terms, which could cause a delay in construction resulting in increased costs, decreases in revenue, and potentially cause us to abandon the opportunity;

•	yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget, higher than expected concessions for lease-up and lower rents than initially estimated;

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

•
we may be unable to complete construction and lease-up of an apartment community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;

•
occupancy rates and rents at a newly developed apartment community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community;

•
when we sell to third parties apartment communities or properties that we developed or renovated, we may be subject to warranty or construction defects that are uninsured or exceed the limit of our insurance; and

•	our failure to successfully enter into a joint venture agreement may prohibit an otherwise advantageous investment if we cannot raise the money through other means.

Short-term leases expose us to the effects of declining market rents.

Our apartment leases are generally for a term of one year or less. As these leases typically permit the residents to leave at the end of the lease term without penalty, our revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

We may not realize the anticipated synergies and other benefits of the Merger or do so within the anticipated time frame.

Because Post Properties was a public company, we expect to benefit from the elimination of duplicative costs associated with supporting Post Properties' public company platform and the leveraging of our technology and systems. These savings are expected to be realized upon full integration. Integration efforts are ongoing, and we may encounter difficulties and delays in the integration process. If we are unable to manage and complete the integration of Post Properties' business in an efficient and timely manner, we may not achieve the cost savings anticipated to result from the Merger in the expected time frame, or at all. Likewise, there can be no assurance that we will realize other anticipated operating efficiencies and synergies from the Merger.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING ACTIVITIES

Our substantial indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2017, the amount of our total debt was approximately $4.5 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

The degree of our leverage creates significant risks, including the following:

•	we may be required to dedicate a substantial portion of our funds from operations to servicing our debt and our cash flow may be insufficient to make required payments of principal and interest;

•	debt service obligations will reduce funds available for distribution and funds available for acquisitions, development and redevelopment;

•	we may be more vulnerable to economic and industry downturns than our competitors that have less debt;

•	we may be limited in our ability to respond to changing business and economic conditions;

•	we may default on our indebtedness, which could result in acceleration of those obligations, assignment of rents and leases and loss of properties to foreclosure; and

•
if one of our subsidiaries defaults, it could trigger a cross default or cross acceleration provision under other indebtedness, which could cause an immediate default or could allow the lenders to declare all funds borrowed thereunder to be due and payable.

If any one of these events were to occur, our financial condition and results of operations could be materially and adversely affected.

We may be unable to renew, repay or refinance our outstanding debt, which could negatively impact our financial condition and results of operations.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that either secured or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, if at all, we might be forced to dispose of one or more of our apartment communities on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

Rising interest rates would increase the cost of our variable rate debt and could adversely impact additional debt we may incur in the future.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions and pay amounts due on our debt or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of shares of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock. In June 2017, the Federal Reserve reached a decision to raise the federal funds rate by 0.25 points with additional gradual increases anticipated to occur over the next year, subject to ongoing economic uncertainty. In December 2017, the Federal Reserve increased the federal funds rate by another 0.25 points to a range of 1.25 percent to 1.5 percent. These increases in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We may incur additional debt in the future, which may adversely impact our financial condition.

We currently fund the acquisition and development of apartment communities partially through borrowings (including our revolving credit facility) as well as from other sources such as sales of communities which no longer meet our investment criteria. In addition, we may fund other of our capital requirements through debt. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur, and we may incur more debt in the future. Accordingly, subject to limitations on indebtedness set forth in various loan agreements and the indentures governing our senior notes, we could become more highly leveraged, resulting in an increase in debt service and an increased risk of default on our obligations, which could have a material adverse effect on our financial condition, our ability to access debt and equity capital markets in the future and our ability to make payments on our debt and to make distributions.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

At December 31, 2017, we had outstanding borrowings of approximately $4.5 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

Failure to hedge effectively against interest rates may adversely affect results of operations.

From time-to-time, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us and our ability to make payments on our debt and to make distributions.

A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of debt outstanding. We are currently assigned corporate credit ratings from each of the three ratings agencies based on their evaluation of our creditworthiness. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flows and earnings. If our credit ratings are downgraded or other negative action is taken, we could be required to pay additional interest and fees on our outstanding borrowings. In addition, a downgrade may adversely impact our ability to borrow secured and unsecured debt and otherwise limit our access to capital, which could adversely affect our business, financial condition and results of operations.

Financing may not be available and could be dilutive.

Our capital requirements depend on numerous factors, including the occupancy and turnover rates of our apartment communities, development and capital expenditures, costs of operations and potential acquisitions. We cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, we may require additional financing sooner than anticipated. We and other companies in the real estate industry have experienced limited availability of financing from time to time. Restricted lending practices could impact our ability to obtain debt financing. If we issue additional equity securities to obtain additional financing, the interest of our existing shareholders could be diluted.

RISKS RELATED TO MAA'S ORGANIZATION AND OWNERSHIP OF ITS STOCK

MAA's ownership limit restricts the transferability of its capital stock.

MAA's charter limits ownership of its capital stock by any single shareholder to 9.9% of the value of all outstanding shares of its capital stock, both common and preferred, unless approved by its Board of Directors. The charter also prohibits anyone from buying shares if the purchase would result in it losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of its shares or in five or fewer persons, applying certain broad attribution rules of the Code, owning 50% or more of its shares. If an investor acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, MAA:

•	will consider the transfer to be null and void;

•	will not reflect the transaction on its books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions with respect to those shares;

•	will not recognize any voting rights for those shares;

•	will consider the shares held in trust for its benefit; and

•	will either direct the holder to sell the shares and turn over any profit to MAA, or MAA will redeem the shares. If MAA redeems the shares, the holder will be paid a price equal to the lesser of:

◦	the principal price paid for the shares by the holder,

◦	a price per share equal to the market price (as determined in the manner set forth in its charter) of the applicable capital stock,

◦	the market price (as so determined) on the date such holder would, but for the restrictions on transfers set forth in its charter, be deemed to have acquired ownership of the shares and

◦
the maximum price allowed under the Tennessee Greenmail Act (such price being the average of the highest and lowest closing market price for the shares during the 30 trading days preceding the purchase of such shares or, if the holder of such shares has commenced a tender offer or has announced an intention to seek control of MAA, during the 30 trading days preceding the commencement of such tender offer or the making of such announcement).

The redemption price may be paid, at MAA's option, by delivering one common unit (subject to adjustment from time to time in the event of, among other things, stock splits, stock dividends, or recapitalizations affecting its common stock or certain mergers, consolidations or asset transfers by MAA) issued by the Operating Partnership for each excess share being redeemed.

If an investor acquires shares in violation of the limits on ownership described above:

•	the holder may lose its power to dispose of the shares;

•	the holder may not recognize profit from the sale of such shares if the market price of the shares increases; and

•	the holder may be required to recognize a loss from the sale of such shares if the market price decreases.

Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock.

If we decide to issue additional debt securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings.

The form, timing and amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.

Though our Board of Directors has a history of declaring dividends in advance of the quarter they are paid, the form, timing and amount of dividend distributions will be declared, and standing practice changed, at the discretion of the Board of Directors. The form, timing and amount of dividend distributions will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as our Board of Directors may consider relevant. Our Board of Directors may modify our dividend policy from time to time.

Provisions of MAA's charter and Tennessee law may limit the ability of a third party to acquire control of MAA.

Ownership Limit

The 9.9% ownership limit discussed above may have the effect of precluding acquisition of control of MAA by a third party without the consent of our Board of Directors.

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock, 867,846 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2017, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

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

The market price of shares of common stock of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's common stock may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down. In addition, although MAA's common stock is listed on the NYSE, the daily trading volume of MAA's common stock may be lower than the trading volume for other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of MAA's common stock.

Changes in market conditions or a failure to meet the market’s expectations with regard to our results of operations and cash distributions could adversely affect the market price of MAA's common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, MAA's common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of MAA's common stock. In addition, we are subject to the risk that our cash flow will be insufficient to pay distributions to MAA's shareholders. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of MAA's common stock.

The stock markets, including the NYSE, on which MAA lists its common stock, have, at times, experienced significant price and volume fluctuations. As a result, the market price of MAA's common stock could be similarly volatile, and investors in MAA's common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of MAA's publicly traded securities are the following:

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

MAA may not engage in a sale or other disposition of all or substantially all of the assets of the Operating Partnership, dissolve the Operating Partnership or, upon the occurrence of certain triggering events, take any action that would result in any unitholder realizing taxable gain, without the approval of the holders of a majority of the outstanding OP Units held by holders other than MAA or its affiliates, or Class A OP Units. The right of the holders of our Class A OP Units to vote on these transactions could limit MAA's ability to complete a change of control transaction that might otherwise be in the best interest of all unitholders of the Operating Partnership and all shareholders of MAA.

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

The market price of shares of common stock of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's common stock may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down, which would reduce the price received upon redemption of any OP Units, or if MAA so elects, the value of MAA's common stock received in lieu of cash upon redemption of such OP Units. In addition, although MAA's common stock is listed on the NYSE, the daily trading volume of MAA's shares may be lower than the trading volume for companies in other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

Insufficient cash flow from operations or a decline in the market price of MAA's common stock may reduce the amount of cash available to the Operating Partnership to meet its obligations.

The Operating Partnership is subject to the risk that its cash flow will be insufficient to service its debt and to pay distributions to its unitholders, which may cause MAA to not have the funds to pay distributions to its shareholders. MAA’s failure to meet the market’s expectations with regard to future results of operations and cash distributions would likely adversely affect the market price of its shares and thus potentially reduce MAA’s ability to contribute funds from issuances down to the Operating Partnership, resulting in a lower level of cash available for investment, to service debt or to make distributions to the Operating Partnership’s unitholders.

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

MAA believes that it is organized and qualified as a REIT, and MAA intends to operate in a manner that will allow it to continue to qualify as a REIT. MAA cannot assure, however, that it is qualified or will remain qualified as a REIT. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within MAA’s control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of qualification as a REIT.

Even if MAA qualifies as a REIT, MAA will be subject to various federal, state and local taxes, including property taxes and income taxes on taxable income that MAA does not timely distribute to its shareholders. In addition, MAA may hold certain assets and engage in certain activities that a REIT could not engage in directly through its taxable REIT subsidiaries, or TRSs, and those TRSs will be subject to federal income tax at regular corporate rates on their taxable income without the benefit of the dividends paid deduction applicable to REITs.

Furthermore, we have a subsidiary that has elected to be treated as a REIT, and if our subsidiary REIT were to fail to qualify as a REIT, it is possible that we also would fail to qualify as a REIT unless we (or the subsidiary REIT) could qualify for certain relief provisions. The qualification of our subsidiary REIT as a REIT will depend on satisfaction, on an annual or quarterly basis, of numerous requirements set forth in highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. A determination as to whether such requirements are satisfied involves various factual matters and circumstances not entirely within our control. The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements for us. No assurance can be given that our subsidiary REIT will qualify as a REIT for any particular year.

If Post Properties, or any other REIT previously acquired by us, failed to qualify as a REIT for U.S. federal income tax purposes, we would incur adverse tax consequences and our financial condition and results of operations would be materially adversely affected.

Prior to the Merger, Post Properties operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes. If Post Properties, or any other REIT previously acquired by MAA (each, a "Merged REIT"), is determined to have lost its REIT status at any time prior to its merger with MAA, MAA would be subject to serious adverse tax consequences, including:

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

MAA is liable for any tax liability of a Merged REIT with respect to any periods prior to the merger of such Merged REIT with MAA. If a Merged REIT failed to qualify as a REIT, then in the event of a taxable disposition by MAA of an asset previously held by the Merged REIT during a specified period of up to 5 years following the merger of the Merged REIT with MAA, MAA will be subject to corporate income tax with respect to any built-in gain inherent in such asset as of the date of such merger. In addition, unless an applicable statutory relief provision applies, if a Merged REIT failed to qualify as a REIT for a taxable year, then the Merged REIT would not have been entitled to re-elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified. Furthermore, if both MAA and a Merged REIT were "investment companies" under the "investment company" rules set forth in Section 368 of the Code at the time of the merger of MAA and such Merged REIT, the failure of MAA or such Merged REIT to have qualified as a REIT at the time of their merger could result in such merger being treated as taxable for federal income tax purposes. As a result of all these factors, the failure by a Merged REIT to have qualified as a REIT could jeopardize MAA’s qualification as a REIT and require the Operating Partnership to provide material amounts of cash to MAA to satisfy MAA’s additional tax liabilities and, therefore, could have a material adverse effect on MAA’s business prospects, financial condition or results of operations and on MAA’s ability to make payments on our debt and to make distributions.

The Operating Partnership may fail to be treated as a partnership for federal income tax purposes.

We believe that the Operating Partnership qualifies, and has so qualified since its formation, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. No assurance can be provided, however, that the Internal Revenue Service, or IRS, will not challenge the treatment of the Operating Partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, then the taxable income of the Operating Partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the Operating Partnership as a corporation would cause MAA to fail to qualify as a REIT. See "Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to shareholders" above.

Certain dispositions of property by us may generate prohibited transaction income, resulting in a 100% penalty tax on any gain attributable to the disposition.

                Any gain resulting from a transfer of property that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated for federal income tax purposes as income from a prohibited transaction that is subject to a 100% penalty tax.  Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property would be considered prohibited transactions. Whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. As such, the IRS may contend that certain transfers or disposals of properties by us are prohibited transactions. If the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes. A safe harbor to the characterization of the disposition of property as a prohibited transaction and the resulting imposition of the 100% tax is available; however, we cannot assure that we will be able to comply with such safe harbor in connection with any property dispositions.

The recently enacted legislation informally titled the Tax Cuts and Jobs Act and other legislative, regulatory and administrative developments may adversely affect MAA or its shareholders.

On December 22, 2017, President Trump signed into law P.L. 115-97, informally titled the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their shareholders. Certain provisions of the Tax Act that may impact us and our shareholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate will be reduced from 39.6% to 37% (through taxable years ending in 2025);

•	reducing the maximum corporate income tax rate from 35% to 21%;

•
permitting a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, which generally will allow individuals, trusts and estates to deduct up to 20% of such amounts, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025);

•	reducing the highest rate of withholding with respect to distributions to non-U.S. shareholders attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting the deduction for net operating losses to 80% of taxable income (prior to the application of dividends paid deduction);

•
amending the limitation on the deduction of net interest expense for all businesses, other than certain electing businesses, including real estate businesses (which could adversely affect the taxation of any taxable REIT subsidiaries); and

•	eliminating the corporate alternative minimum tax.

The individual and collective impact of these provisions and other provisions of the Tax Act on MAA and its shareholders is uncertain, and may not become evident for some period of time. In addition, other legislative, regulatory or administrative changes may be enacted or promulgated, either prospectively or with retroactive effect, and may adversely affect MAA or its shareholders. MAA's shareholders and prospective shareholders should consult their individual tax advisors regarding the implications of the Tax Act and other potential legislative, regulatory or administrative changes on their investment in MAA's capital stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Southeast and Southwest regions of the United States with the potential for above average growth and return on investment. Approximately 68% of our apartment units are located in the Florida, Georgia, North Carolina, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by upscale amenities, extensive landscaping and attention to aesthetic detail.

The following table summarizes our apartment community portfolio and occupancy levels by location, as of December 31, 2017:

	Number of Communities	Number of Units (1)	Average Unit Size (Square Footage)	Average Occupancy(2)
Atlanta, GA	15	5,259	1,106.5	97.2%
Dallas, TX	14	4,359	924.7	96.7%
Austin, TX	18	5,838	928.2	96.8%
Charlotte, NC	16	4,401	965.6	97.2%
Orlando, FL	9	3,190	1,044.8	97.2%
Tampa, FL	9	2,878	1,041.8	97.4%
Raleigh/ Durham, NC	14	4,397	1,016.5	97.5%
Houston, TX	11	3,232	907.5	98.2%
Nashville, TN	10	3,776	1,019.6	96.2%
Fort Worth, TX	11	4,249	902.9	96.2%
Washington, DC	2	741	944.5	97.6%
Phoenix, AZ	7	2,301	981.1	97.9%
South Florida, FL	1	480	1,189.4	97.7%
Large Market Same Store	137	45,101	985.9	97.1%
Jacksonville, FL	10	3,496	964.4	97.7%
Charleston, SC	10	2,648	958.6	96.9%
Savannah, GA	9	2,219	1,021.3	97.3%
Greenville, SC	8	1,748	902.0	97.0%
Richmond, VA	6	1,668	862.3	97.0%
Memphis, TN	4	1,811	974.2	95.1%
San Antonio, TX	4	1,504	910.3	96.3%
Birmingham, AL	5	1,462	1,054.8	95.6%
Little Rock, AR	5	1,368	981.5	96.8%
Jackson, MS	4	1,241	970.1	96.9%
Huntsville, AL	3	1,228	1,089.9	96.9%
Chattanooga, TN	4	943	905.7	96.1%
Lexington, KY	4	924	914.4	96.7%
Norfolk / Hampton / Virginia Beach, VA	3	788	924.5	97.8%
Las Vegas, NV	2	721	953.5	97.1%
Tallahassee, FL	2	604	1,111.2	97.0%
Kansas City, MO	2	603	965.9	95.4%
Columbia, SC	2	576	1,028.6	96.4%
Gainesville, FL	2	468	1,137.7	97.4%
Louisville, KY	1	384	845.7	96.4%
Gulf Shores, AL	1	324	993.0	98.2%
Panama City, FL	1	254	1,117.5	97.6%
Charlottesville, VA	1	251	943.5	96.4%
Secondary Market Same Store	93	27,233	969.9	96.8%
Atlanta, GA	14	5,737	973.2	92.6%
Dallas, TX	16	5,406	856.5	95.8%
Washington, DC	9	3,608	919.4	96.3%
Tampa, FL	5	2,342	983.6	96.8%
Orlando, FL	4	2,084	985.7	96.9%
Charlotte, NC	5	1,748	963.6	96.1%
Houston, TX	4	1,635	829.2	96.1%
Austin, TX	4	1,279	896.2	94.8%
Raleigh/Durham, NC	1	803	892.6	97.5%
Nashville, TN	2	599	811.2	88.3%
Kansas City, MO	2	507	1,383.8	73.0%
Charleston, SC	1	380	932.3	96.1%
Greenville, SC	1	336	1,029.4	95.5%
Richmond, VA	1	336	994.2	96.1%
Phoenix, AZ	1	322	901.3	96.3%
Denver, CO	1	240	819.5	33.4%
Gulf Shores, AL	1	96	2,145.8	95.8%
Non-Same Store	72	27,458	936.2	94.3%
Total	302	99,792

(1)	Number of Units excludes development units not yet delivered.

(2)	Average Occupancy is calculated by dividing the number of units occupied by the total number of units at each property.

Twenty -nine of our multifamily properties reflected in the above table also include commercial components totaling approximately 620,000 square feet of gross leasable space. We also owned four commercial properties totaling approximately 230,000 square feet of combined gross leasable space as of December 31, 2017.

Mortgage Financing

As of December 31, 2017, we had approximately $962.8 million of indebtedness collateralized, secured, and outstanding as set forth in Schedule III, Real Estate and Accumulated Depreciation.

ITEM 3. LEGAL PROCEEDINGS.

In September 2010, the United States Department of Justice, or the DOJ, filed suit against Post Properties (and by virtue of the Merger, MAA) in the United States District Court for the District of Columbia alleging that certain of our apartments violated accessibility requirements of the FHA and the ADA. The DOJ is seeking, among other things, an injunction against us, requiring us to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. No trial date has been set.

In December 2017, The Equal Rights Center, a non-profit civil rights organization, filed suit against MAA and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges that we maintained and enforced a criminal records screening policy at certain of our apartment communities, all of which are communities that we acquired from Post Properties in the Merger, which violates the FHA. The suit seeks injunctive relief, actual and punitive damages and attorneys' fees and costs.

In addition, we are involved in various other legal proceedings arising in the course of our business operations. While no assurances can be given, we do not currently believe that any of these other outstanding matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Mid-America Apartment Communities, Inc.

Market Information

MAA's common stock has been listed and traded on the NYSE under the symbol "MAA" since its initial public offering in February 1994. On February 16, 2018, the reported last sale price of our common stock on the NYSE was $88.75 per share, and there were approximately 2,800 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock. The following table sets forth the quarterly high and low intra-day sales prices of MAA's common stock and the dividends declared and paid by MAA with respect to the periods indicated.

	Sales Prices		Dividends Paid	Dividends Declared
	High	Low
2017:
First Quarter	$103.64	$92.50	$0.8700	$0.8700
Second Quarter	110.95	96.20	0.8700	0.8700
Third Quarter	109.25	99.06	0.8700	0.8700
Fourth Quarter	110.24	98.54	0.8700	0.9225	(1)

2016:
First Quarter	$102.42	$82.91	$0.8200	$0.8200
Second Quarter	106.68	94.57	0.8200	0.8200
Third Quarter	110.01	91.77	0.8200	0.8200
Fourth Quarter	98.35	85.04	0.8200	0.8700

(1)
Generally, MAA's Board of Directors declares dividends prior to the quarter in which they are paid. The dividend declared in the fourth quarter of 2017 was paid on January 31, 2018 to shareholders of record on January 12, 2018.

MAA's quarterly dividend rate is currently $0.9225 per common share. MAA's Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by MAA will be affected by a number of factors, including, but not limited to, the gross revenues received from our apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures. MAA expects to make future quarterly distributions to shareholders; however, future distributions by MAA will be at the discretion of its Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code (see "Business - Qualification as a Real Estate Investment Trust" above) and such other factors as MAA's Board of Directors deems relevant.

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP units can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than$5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount. In 2017, 2016, and 2015, we had issuances with no discounts through our DRSPP of 9,568 shares, 7,906 shares, and 8,562 shares, respectively.

Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2017:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	108,438	$72.93	224,393
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	108,438	$72.93	224,393

(1)
Columns (a) and (b) do not include 180,692 shares of restricted common stock that are subject to vesting requirements which were issued through our 2004 Stock Plan or the Amended and Restated 2013 Stock Incentive Plan or 127,711 shares of common stock that have been purchased by employees through the Employee Stock Purchase Plan.

(2)	Column (c) includes 202,104 shares available to be issued under our 2013 Stock Incentive Plan and 22,289 shares available to be issued under our Employee Stock Purchase Plan.

The outstanding options noted in the table above were issued in exchange for outstanding options in connection with previous parent mergers, including the Parent Merger.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership's OP Units. From time-to-time, we issue shares of MAA's common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2017, there were 117,834,752 OP Units outstanding in the Operating Partnership, of which 113,643,166 OP Units, or 96.4%, were owned by MAA and 4,191,586 OP Units, or 3.6% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of our common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2017, MAA issued a total of 28,813 shares of common stock upon redemption of OP Units.

At-the-Market Offering

On December 9, 2015, we entered into distribution agreements with J.P. Morgan Securities LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to sell up to an aggregate of 4.0 million shares of common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs. As of December 31, 2017, there were 4.0 million shares available to be sold under the ATMs.

Stock Repurchase Plan

On December 8, 2015, MAA's Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA's common stock outstanding at the time of such authorization. This December 2015 authorization replaced and superseded a previous authorization from 1999, under which approximately 2.1 million shares remained to be repurchased at the time of the December 2015 authorization but through which no shares had been repurchased since April 2001.  From time to time, we may repurchase shares under the current authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2017, no shares have been repurchased under the current authorization.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA's common stock during the three months ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2017 - October 31, 2017	—	$—	—	4,000,000
November 1, 2017 - November 30, 2017	—	$—	—	4,000,000
December 1, 2017 - December 31, 2017	—	$—	—	4,000,000
Total	—	$—	—	4,000,000

(1)	This column reflects the number of shares of MAA's common stock that were available for purchase under the 4.0 million share repurchase program authorized by MAA's Board of Directors in December 2015.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2012 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index . The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Year Ending December 31,
	2012	2013	2014	2015	2016	2017
MAA	$100.00	$97.81	$125.60	$158.84	$177.25	$188.37
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
FTSE NAREIT Equity REIT Index	100.00	102.47	133.35	137.61	149.33	157.14

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth selected financial data on a historical basis for MAA and the Operating Partnership. As previously discussed, the consolidated assets, liabilities, and results of operations of Post Properties are included in MAA's selected financial data from the closing date of the Merger through the end of MAA's fiscal year, December 31, 2017. Likewise, the consolidated assets, liabilities, and results of operations of Post LP are included in the Operating Partnership's selected financial data from the closing date of the Partnership Merger, December 1, 2016, through the end of the Operating Partnership's fiscal year, December 31, 2017. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Rental and other property revenues	$1,528,987	$1,125,348	$1,042,779	$992,332	$635,490
Income from continuing operations	340,536	224,402	350,745	150,946	37,692
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	—	—	—	(63)	4,743
Gain on sale of discontinued operations	—	—	—	5,394	76,844
Net income	340,536	224,402	350,745	156,277	119,279
Net income attributable to noncontrolling interests	12,157	12,180	18,458	8,297	3,998
Dividends to MAA Series I preferred shareholders	3,688	307	—	—	—
Net income available for MAA common shareholders	$324,691	$211,915	$332,287	$147,980	$115,281

Per Common Share Data:
Weighted average shares outstanding:
Basic	113,407	78,502	75,176	74,982	50,677
Effect of dilutive securities and partnership units (1)	280	298	—	—	2,439
Diluted	113,687	78,800	75,176	74,982	53,116

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$2.86	$2.69	$4.41	$1.90	$0.72
Discontinued property operations	—	—	—	0.07	1.55
Net income available for common shareholders	$2.86	$2.69	$4.41	$1.97	$2.27

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$2.86	$2.69	$4.41	$1.90	$0.71
Discontinued property operations	—	—	—	0.07	1.54
Net income available for common shareholders	$2.86	$2.69	$4.41	$1.97	$2.25

Dividends declared per common share(2)	$3.5325	$3.3300	$3.1300	$2.9600	$2.8150

Balance Sheet Data:
Real estate owned, at cost	$13,336,995	$13,016,663	$8,217,579	$8,071,187	$7,694,618
Real estate assets, net	11,261,924	11,341,862	6,718,366	6,697,508	6,556,303
Total assets	11,491,919	11,604,491	6,847,781	6,821,778	6,835,012
Total debt	4,502,057	4,499,712	3,427,568	3,512,699	3,463,239
Noncontrolling interest	233,982	238,282	165,726	161,287	166,726
Total MAA shareholders' equity and redeemable stock	6,350,320	6,413,892	3,000,347	2,896,435	2,951,861

Other Data (at end of period):
Funds from operations	$699,561	$463,385	$452,372	$404,087	$231,025
Market capitalization (shares and units) (3)	$11,849,463	$11,528,965	$7,225,894	$5,933,985	$4,801,990
Ratio of total debt to total capitalization (4)	27.5%	28.1%	32.2%	37.3%	42.0%
Number of multifamily properties, including joint venture ownership interest (5)	302	303	254	268	275
Number of multifamily units, including joint venture ownership interest (5)	99,792	99,393	79,496	82,316	83,641

(1) See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
(5) Multifamily properties and unit totals have not been adjusted to exclude properties held for sale.

Mid-America Apartments, L.P.
Selected Financial Data
(In thousands, except per unit data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Rental and other property revenues	$1,528,987	$1,125,348	$1,042,779	$992,332	$635,490
Income from continuing operations	340,536	224,402	350,745	150,946	37,692
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	—	—	—	(63)	4,332
Gain on sale of discontinued operations	—	—	—	5,394	65,520
Net income	340,536	224,402	350,745	156,277	107,544
Dividends to preferred unitholders	3,688	307	—	—	—
Net income available for common unitholders	$336,848	$224,095	$350,745	$156,277	$107,544

Per Common Unit Data:
Weighted average units outstanding:
Basic	117,617	82,661	79,361	79,188	53,075
Effect of dilutive securities(1)	280	298	—	—	88
Diluted	117,897	82,959	79,361	79,188	53,163

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$2.86	$2.70	$4.41	$1.90	$0.71
Discontinued property operations	—	—	—	0.07	1.31
Net income available for common unitholders	$2.86	$2.70	$4.41	$1.97	$2.02

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$2.86	$2.70	$4.41	$1.90	$0.71
Discontinued property operations	—	—	—	0.07	1.31
Net income available for common unitholders	$2.86	$2.70	$4.41	$1.97	$2.02

Distributions declared per common unit (2)	$3.5325	$3.3300	$3.1300	$2.9600	$2.8150

Balance Sheet Data:
Real estate owned, at cost	$13,336,995	$13,016,663	$8,217,579	$8,071,187	$7,694,618
Real estate assets, net	11,261,924	11,341,862	6,718,366	6,697,508	6,556,303
Total assets	11,491,919	11,604,491	6,847,781	6,821,778	6,835,012
Total debt	4,502,057	4,499,712	3,427,568	3,512,699	3,463,239
Total Operating Partnership capital and redeemable units	6,581,977	6,649,849	3,166,054	3,057,703	3,118,568

Other Data (at end of period):
Number of multifamily properties, including joint venture ownership interest (3)	302	303	254	268	275
Number of multifamily units, including joint venture ownership interest (3)	99,792	99,393	79,496	82,316	83,641

(1) See Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2) Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring distributions for payment in the following quarter. This can result in distributions declared during a calendar year being different from distributions paid during a calendar year.
(3) Multifamily property and unit totals have not been adjusted to exclude properties held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.4% limited partner interest as of December 31, 2017. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast and Southwest regions of the United States. As of December 31, 2017, activities include full ownership and operation of 301 multifamily properties, which includes commercial space at certain properties, four additional commercial properties, and a partial ownership in one multifamily property. These properties are located in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Kansas, Kentucky, Maryland, Mississippi, Missouri, Nevada, North Carolina, South Carolina, Tennessee, Texas, Virginia and Washington, D.C.

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividends and distributions through all parts of the real estate investment cycle, and to create shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating and developing apartment communities;

•	diversify investment capital across markets in which we operate to achieve a balanced portfolio with less volatile operating performance; and

•	actively manage our capital structure to enhance predictability of earnings to fund our dividends and distributions.

OVERVIEW

We experienced an increase in net income available for MAA common shareholders for the year ended December 31, 2017 as the growth in revenues outpaced increases in our property operating expenses. The increase in revenues was primarily driven by a 3.0% increase in our Large Market Same Store segment, a 2.6% increase in our Secondary Market Same Store segment and a $375.2 million increase in our Non-Same Store and Other segment, which was primarily a result of the Merger. The increase in property operating expenses was primarily due to a 2.0% increase in our Large Market Same Store segment, a 2.7% increase in our Secondary Market Same Store segment and a $145.1 million increase in our Non-Same Store and Other segment, which was primarily the result of the Merger. The drivers of these increases are discussed below in the "Results of Operations" section.

On December 1, 2016, we consummated the Merger and acquired all of Post Properties' consolidated net assets. The consolidated net assets and results of operations of Post Properties are included in our consolidated financial statements from the closing date of the Merger going forward. All properties acquired from Post Properties are included in our Non-Same Store and Other operating segment, as the properties are recent acquisitions and had not been owned and stabilized for at least twelve months as of January 1, 2017.

Over the past three years, our growth has been driven by our acquisition strategy to invest in large and mid-sized growing markets in the Southeast and Southwest region of the United States. As a result of the Merger, we acquired 61 apartment communities in 2016. We acquired two apartment communities in 2017, five in 2016 apart from the Merger, and seven in 2015. We disposed of five apartment communities in 2017, 12 in 2016, and 21 in 2015.

TRENDS

During the year ended December 31, 2017, demand for apartments continued to be relatively strong, as it was during the year ended December 31, 2016. This strength was evident on two fronts: occupancy and effective rent per unit. Same store physical occupancy at December 31, 2017 was 97%. Average physical occupancy for the same store portfolio was 96.2% for the year ended December 31, 2017, consistent with the year ended December 31, 2016. Same store average effective rent per unit continued to increase, and was up 3.0% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. As we move through the remainder of the typically slower winter leasing season and into the typically stronger spring leasing season, we believe the current level of physical occupancy puts us in a good position to capture solid pricing in the first half of 2018.

An important part of our portfolio strategy is to maintain a diversity of markets, submarkets, product types and price points across the Southeast and Southwest regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban, and downtown/central business district locations and various monthly rent price points, will perform well in "up" cycles as well as weather "down" cycles better. Through our investment in 37 defined Metropolitan Statistical Areas, or MSAs, we are diversified across markets, urban and suburban submarkets, and a variety of monthly rent pricing points.

Current supply levels are impacting our total portfolio from a demand standpoint, particularly properties located in urban submarkets, the majority of which were acquired in the Merger. Properties in our same store portfolio have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets. Encouragingly, according to U.S. Census Bureau data, full year 2017 multifamily permitting across our markets was down 5% as compared to the prior year. This activity should result in relatively lower supply in our markets in the future as compared to the current environment.

Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that the Tax Cuts and Jobs Act results in improving economic conditions such as increased job growth or more disposable income, we believe that we may be able to maintain occupancy more effectively and increase rents.

Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the year ended December 31, 2017, total move outs attributable to single family home rentals for our combined portfolio represented about 6% of total move outs, in line with the year ended December 31, 2016. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest regions) will continue to support apartment rental demand in our markets.

Rising interest rates may have a significant impact on our business and results of operations. As of December 31, 2017, we had approximately $4.5 billion of debt, of which 17% had variable rate interest and 83% had fixed or hedged interest rates. To the extent interest rates rise, our net interest expense on variable rate debt will increase as will potentially our net interest expense on any debt refinancing. Given the short-term nature of our leases, to the extent interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

For the year ended December 31, 2017, we achieved net income available for MAA common shareholders of $324.7 million, a 53.2% increase over the prior year, and total revenue growth of $403.6 million, a 35.9% increase over the prior year. The following discussion describes the primary drivers of the increase in net income for MAA common shareholders for the year ended December 31, 2017.

Property Revenues

The following table presents our property revenues by segment for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016	Increase	% Increase
Large Market Same Store	$672,131	$652,560	$19,571	3.0%
Secondary Market Same Store	349,007	340,161	8,846	2.6%
Same Store Portfolio	1,021,138	992,721	28,417	2.9%
Non-Same Store and Other	507,849	132,627	375,222	282.9%
Total	$1,528,987	$1,125,348	$403,639	35.9%

The increases in property revenues from our Large Market Same Store and Secondary Market Same Store portfolio were primarily a result of increased effective rent per unit of 3.1% and 2.7%, respectively, as compared to the year ended December 31, 2016. The increase in property revenues from our Non-Same Store and Other portfolio was primarily the result of the Merger, as we classified the properties we acquired as Non-Same Store.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, other operating expenses and depreciation and amortization. The following table reflects our property operating expenses by segment excluding depreciation and amortization for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016	Increase	% Increase
Large Market Same Store	$250,056	$245,266	$4,790	2.0%
Secondary Market Same Store	130,334	126,888	3,446	2.7%
Same Store Portfolio	380,390	372,154	8,236	2.2%
Non-Same Store and Other	196,341	51,202	145,139	283.5%
Total	$576,731	$423,356	$153,375	36.2%

The increase in property operating expenses for our Large Market Same Store segment was primarily the result of increases in real estate taxes of $4.7 million, personnel expenses of $1.0 million, and utilities expense of $0.7 million, partially offset by a decrease in insurance expense of $1.5 million. The increase in property operating expenses for our Secondary Market Same Store segment was primarily driven by increases in real estate taxes of $1.5 million, personnel expenses of $1.3 million, and utilities expense of $0.9 million, partially offset by a decrease in insurance expense of $0.3 million. The increase in property operating expenses for our Non-Same Store and Other portfolio was primarily due to the Merger.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2017 was approximately $493.7 million, an increase of $170.8 million from the year ended December 31, 2016. In addition to asset acquisitions made in the normal course of business, the increase was primarily driven by the full year of depreciation and amortization expense resulting from the Merger compared to only one month of comparable depreciation and amortization in 2016. As a result of the Merger, depreciation expense and amortization expense increased $138.2 million and $23.2 million, respectively, for year ended December 31, 2017 compared to the year ended December 31, 2016.

Other Operating Expenses

Property management expenses for the year ended December 31, 2017 were approximately $43.6 million, an increase of $9.5 million compared to the year ended December 31, 2016. The increase was primarily due to the growth in our portfolio as a result of the Merger.

Merger and integration expenses for the year ended December 31, 2017 were primarily comprised of $16.0 million of systems and professional costs and $4.0 million of legal costs, as we integrated Post Properties into our consolidated operations. Merger and integration expenses for the year ended December 31, 2017 were approximately $20.8 million less than merger and integration expenses for the year ended December 31, 2016, as we incurred significant merger related expenses in 2016 to complete the Merger on December 1, 2016.

General and administrative expenses for the year ended December 31, 2017 were approximately $40.2 million, an increase of $11.2 million compared to the year ended December 31, 2016. The increase was primarily driven by legal expenses.

Non-Operating Expenses and Other

Interest expense for the year ended December 31, 2017 was approximately $154.8 million, an increase of $24.8 million from the year ended December 31, 2016. The increase was primarily due to increased borrowing as we assumed several loans as a result of the Merger, including a secured loan with a face value of $186.0 million and two unsecured loans with face values of $150.0 million and $250.0 million, respectively. We entered into a new $300.0 million term loan on the closing date of the Merger. Interest expense for the year ended December 31, 2017 increased $16.0 million due to these borrowings resulting from the Merger. In addition, in May 2017, we publicly issued senior unsecured notes with a face value of $600.0 million, bearing interest at 3.60% per annum, which resulted in additional interest expense of approximately $14.0 million for the year ended December 31, 2017. Such increases were offset by a slight decreases in interest expense as a result of retirements of secured property mortgages and unsecured notes during the year ended December 31, 2017; the notes were scheduled to mature in October 2017.

Gains on sale of depreciable assets totaled $127.4 million for the year ended December 31, 2017, an increase of approximately $47.0 million from the year ended December 31, 2016. Although disposition activity decreased year-over-year, the gain on sale of depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the year ended December 31, 2017 was $14.4 million, an increase of approximately $16.2 million compared to the year ended December 31, 2016. The year-over-year increase was primarily due to an $8.8 million increase in the net mark-to-market adjustments of the bifurcated embedded derivative related to the MAA Series I preferred stock issued in the Merger. The year-over-year increase was also driven by the $3.3 million increase in the net gain on debt extinguishment, primarily due to gains of $4.8 million from the write-offs of mark-to-market debt adjustments related to the retirement of secured mortgages and a term loan, partially offset by a cash prepayment penalty of $1.6 million.

During the year ended December 31, 2017 we recorded quarterly dividend distributions to holders of MAA's Series I preferred stock totaling $3.7 million. As there were no shares of MAA Series I preferred stock issued and outstanding until completion of the Merger on December 1, 2016, preferred dividends only impacted our results of operations for one month totaling $0.3 million for the year ended December 31, 2016.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

For the year ended December 31, 2016, we achieved net income available for MAA common shareholders of $211.9 million, a 36.2% decrease over the prior year, and total revenue growth of $82.6 million, a 7.9% increase over the prior year.

The following discussion describes the primary drivers of the decrease in net income for MAA common shareholders for the year ended December 31, 2016.

The comparison of the year ended December 31, 2016 to the year ended December 31, 2015 shows the segment break down based on the 2016 same store portfolios. A comparison using the 2017 same store portfolio would not be comparative due to the nature of the classifications.

Property Revenues

The following table presents our property revenues by segment for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015	Increase	% Increase
Large Market Same Store	$642,679	$612,934	$29,745	4.9%
Secondary Market Same Store	337,883	327,700	10,183	3.1%
Same Store Portfolio	980,562	940,634	39,928	4.2%
Non-Same Store and Other	144,786	102,145	42,641	41.7%
Total	$1,125,348	$1,042,779	$82,569	7.9%

The increase in property revenues from our same store portfolio was primarily a result of increased effective rent per unit of 4.9% and 2.9% for our large and secondary markets, respectively. The increase in property revenues from our Non-Same Store and Other segment was due to the Merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, other operating expenses and depreciation and amortization. The following table reflects our property operating expenses excluding depreciation and amortization by segment for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015	Increase	% Increase
Large Market Same Store	$243,392	$235,909	$7,483	3.2%
Secondary Market Same Store	125,830	123,318	2,512	2.0%
Same Store Portfolio	369,222	359,227	9,995	2.8%
Non-Same Store and Other	54,134	41,418	12,716	30.7%
Total	$423,356	$400,645	$22,711	5.7%

The increase in property operating expenses from our Large Market Same Store segment was primarily the result of increases in real estate taxes of $5.3 million, personnel expenses of $1.5 million and utilities expenses of $1.2 million. The increase in property operating expenses from our Secondary Market Same Store segment was primarily driven by increases in real estate taxes of $1.3 million. The increase in property operating expenses from our Non-Same Store and Other segment was due to the Merger.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2016 was $323.0 million, an increase of $28.4 million, from the year ended December 31, 2015. The increase was primarily driven by depreciation expense of $17.4 million related to the Merger. Additionally, the amortization of the fair market value of in-place leases related to the Merger began in December 2016, and totaled $4.9 million for the year ended December 31, 2016.

Other Operating Expenses

Merger and integration expenses for the year ended December 31, 2016 were $40.8 million as a result of the expenses associated with the Merger, which closed on December 1, 2016. There were no merger and integration expenses for the year ended December 31, 2015 as no merger occurred in that year.

Interest expense for the year ended December 31, 2016 was approximately $129.9 million, an increase of $7.6 million from the year ended December 31, 2015. The increase was due in part to decreased amortization of the fair market value of debt adjustments related to debt acquired and increased interest rates towards the end of 2016. Additionally, we assumed additional debt as a result of the Merger, including a secured loan in the principal amount of $186.0 million and two series of unsecured senior notes with face values of $150.0 million and $250.0 million, respectively. Additionally, we entered into a new $300.0 million term loan on the closing date of the Merger.

We recorded a gain on sale of depreciable assets of $80.4 million for the year ended December 31, 2016, a decrease of approximately $109.6 million from the year ended December 31, 2015. The decrease was primarily the result of a decline in disposition activity year-over-year. Dispositions decreased from 21 multifamily properties for the year ended December 31, 2015, to 12 multifamily properties for the year ended December 31, 2016.

Non-Operating Expenses and Other

Other non-operating expense for the year ended December 31, 2016 was $1.8 million, a decrease of approximately $4.4 million compared to the year ended December 31, 2015. The year-over-year decrease was primarily due to the $3.5 million decrease in loss on debt extinguishment due to the 2015 removal of properties from a secured tax-free debt facility; there was an immaterial loss on debt extinguishment activity for the year ended December 31, 2016.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with the United States generally accepted accounting principles, or GAAP) excluding extraordinary items, asset impairment and gains or losses on disposition of real estate assets, plus net income attributable to noncontrolling interests, depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Because noncontrolling interest is added back, FFO, when used in this Annual Report on Form 10-K, represents FFO attributable to the Company.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with NAREIT's definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the years ended December 31, 2017, 2016, and 2015, as we believe net income available for MAA common shareholders is the closest corresponding GAAP measure (dollars in thousands):

	Year ended December 31,
	2017	2016	2015
Net income available for MAA common shareholders	$324,691	$211,915	$332,287
Depreciation and amortization of real estate assets	489,503	319,528	291,572
Gain on sale of depreciable real estate assets	(127,386)	(80,397)	(189,958)
Loss (gain) on disposition within unconsolidated entities	—	98	(12)
Depreciation and amortization of real estate assets of real estate joint ventures	596	61	25
Net income attributable to noncontrolling interests	12,157	12,180	18,458
Funds from operations attributable to the Company	$699,561	$463,385	$452,372

FFO for the year ended December 31, 2017 increased by approximately $236.2 million from the year ended December 31, 2016 primarily as a result of the increases in property revenues of $403.6 million and other non-operating income of $16.2 million, in addition to decreased merger and integration expenses of $20.8 million. The increases to FFO were offset by the impact of increases in property operating expenses, excluding depreciation and amortization, of $153.4 million, interest expense of $24.8 million, general and administrative expenses of $11.2 million, property management expenses of $9.5 million and preferred dividends of $3.4 million.

FFO for the year ended December 31, 2016 increased by approximately $11.0 million from the year ended December 31, 2015 primarily as a result of the increase in property revenues of $82.6 million, which was offset by increases in merger and integration expenses of $40.8 million, property operating expenses, excluding depreciation and amortization, of $22.7 million, general and administrative expenses of $3.3 million and property management expenses of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing, and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash flow provided by operating activities increased to $658.5 million for the year ended December 31, 2017 from $484.0 million for the year ended December 31, 2016. The increase was primarily driven by the inclusion of twelve months of operating results of Post Properties for the year ended December 31, 2017 as compared to one month of operating results for the year ended December 31, 2016.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $283.4 million compared to net cash used in investing activities for the year ended December 31, 2016 of $710.5 million. The primary drivers of the change were as follows:

	Primary drivers of cash inflow (outflow)		Increase (Decrease) in Net Cash	Percentage Increase (Decrease) in Net Cash
	during the year ended December 31,
	2017	2016
Purchases of real estate and other assets	$(136,065)	$(339,186)	$203,121	59.9%
Capital improvements, development and other	(343,890)	(183,977)	(159,913)	(86.9)%
Proceeds from disposition of real estate assets	187,429	296,700	(109,271)	(36.8)%
Return (funding) of escrow for future acquisitions	10,591	(58,259)	68,850	118.2%
Acquisition of Post Properties, net of cash acquired	—	(427,764)	427,764	(100.0)%

The decrease in cash outflows for purchases of real estate and other assets resulted from the acquisition of two apartment communities during the year ended December 31, 2017 compared to the acquisition of five apartment communities during the year ended December 31, 2016. The increase in cash outflows for capital improvements, development and other during the year ended December 31, 2017 compared to the prior year resulted from the property portfolio increase and development pipeline increase as a result of the Merger. The decrease in proceeds from the disposition of real estate assets primarily resulted from the sale of five apartment communities and four land parcels during the year ended December 31, 2017 compared to the sale of 12 apartment communities, one commercial property, and three land parcels during the year ended December 31, 2016. The increase in cash inflows from the funding of escrow for future acquisitions resulted from the funding of three anticipated future 1031(b) transactions offset by the release of three 1031(b) transactions that never occurred during the year ended December 31, 2017 compared to the funding of one anticipated future 1031(b) transaction during the year ended December 31, 2016. The decrease in cash outflows for the acquisition of Post Properties, net of cash acquired, compared to prior year resulted from the completion of the Merger; there were no mergers during the year ended December 31, 2017.

Financing Activities

Net cash used by financing activities was $397.9 million for the year ended December 31, 2017 compared to net cash provided by financing activities of $222.4 million for the year ended December 31, 2016. The primary drivers of the change were as follows:

	Primary drivers of cash inflow (outflow)		Increase (Decrease) in Net Cash	Percentage Increase (Decrease) in Net Cash
	during the year ended December 31,
	2017	2016
Net change in credit lines	$(160,000)	$335,000	$(495,000)	(147.8)%
Proceeds from notes payable	597,480	300,000	297,480	99.2%
Principal payments on notes payable	(413,557)	(146,026)	(267,531)	(183.2)%
Dividends paid on common shares	(395,294)	(247,652)	(147,642)	(59.6)%

The decrease in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $80.0 million on our unsecured revolving credit facility and $80.0 million on our secured credit facility during the year ended December 31, 2017, compared to an increase in net borrowings of $415.0 million on the unsecured revolving credit facility and a decrease of $80.0 million on the secured credit facility during the year ended December 31, 2016. The increase in proceeds from notes payable during the year ended December 31, 2017 related to the May 2017 issuance of $600.0 million senior unsecured notes, as discussed in Note 6, compared to the 2016 issuance of the unsecured term loan in the amount of $300.0 million. The increase in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $233.6 million of secured property mortgages and $168.0 million of senior unsecured notes during the year ended December 31, 2017 compared to paying off the $140.0 million legacy Post Properties' line of credit facility during the year ended December 31, 2016. The increase in cash outflows from dividends paid on common shares primarily resulted from the increased number of common shares outstanding as a result of the Merger and the increase in the annual dividend rate to $3.48 per share during the year ended December 31, 2017 compared to the dividend rate of $3.28 per share during the year ended December 31, 2016.

Equity

As of December 31, 2017, MAA owned 113,643,166 OP Units, comprising a 96.4% limited partnership interest in the Operating Partnership, while the remaining 4,191,586 outstanding OP Units were held by third party limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act the 4,191,586 shares of its common stock, that as of December 31, 2017, were issuable upon redemption of OP Units, so that those shares can be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 9 and Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

The following schedule outlines our fixed and variable rate debt, including the impact of our interest rate swaps and cap, outstanding as of December 31, 2017 (dollars in thousands):

	Principal Balance	Average Years to Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$2,842,000	5.5	3.8%
Variable rate	710,000	0.1	2.4%
Fair market value adjustments, debt issuance costs and discounts	(26,235)
Total unsecured rate maturity	$3,525,765	4.9	3.5%
Secured debt
Conventional - fixed rate or swapped	$882,752	1.8	4.0%
Conventional - variable rate - capped (1)	25,000	0.1	1.8%
Total fixed or hedged rate maturity	$907,752	1.7	3.9%
Conventional - variable rate	55,000	0.1	1.8%
Fair market value adjustments and debt issuance costs	13,540
Total secured rate maturity	$976,292	1.6	3.8%
Total debt	$4,502,057	3.9	3.6%
Total fixed or hedged debt	$3,737,763	4.7	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rate of 4.5% of the London Interbank Offered Rate, or LIBOR, is reached.

As of December 31, 2017, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into an interest rate cap agreement totaling a notional amount of $25.0 million as of December 31, 2017.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2017 (dollars in thousands):

	Key Bank Unsecured Credit Facility	Public Bonds	Other Unsecured	Secured	Total
2018	$—	$—	$300,261	$118,658	$418,919
2019	—	—	19,967	559,378	579,345
2020	410,000	—	149,773	163,054	722,827
2021	—	—	222,091	124,711	346,802
2022	—	248,144	415,798	—	663,942
Thereafter	—	1,727,590	32,141	10,491	1,770,222
Total	$410,000	$1,975,734	$1,140,031	$976,292	$4,502,057
The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2017 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Cap	Total Fixed or Hedged
2018	$88,633	$250,286	$338,919	3.1%	$25,000	$363,919
2019	579,345	—	579,345	5.9%	—	579,345
2020	163,054	299,148	462,202	3.7%	—	462,202
2021	197,281	—	197,281	5.2%	—	197,281
2022	364,794	—	364,794	3.6%	—	364,794
Thereafter	1,770,222	—	1,770,222	3.7%	—	1,770,222
Total	$3,163,329	$549,434	$3,712,763	4.0%	$25,000	$3,737,763

Unsecured Revolving Credit Facility

On October 15, 2015, the Operating Partnership entered into an unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank National Association, or KeyBank, and fourteen other banks, the KeyBank Facility. The KeyBank Facility replaced our Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. On December 1, 2016, the Operating Partnership amended the KeyBank Facility by increasing the borrowing capacity from $750.0 million to $1.0 billion. As of December 31, 2017, we had $410.0 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 0.90%. The KeyBank Facility serves as our primary source of short-term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. This facility matures on April 15, 2020, with an option to extend for an additional six months.

Senior Unsecured Notes

We have also issued both public and private unsecured notes. As of December 31, 2017, we had approximately $2.0 billion (face value) of publicly issued notes and $292.0 million of unsecured notes issued in two private placements.  In October 2013, we publicly issued $350.0 million of senior unsecured notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400.0 million of senior unsecured notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15.  In November 2015, we publicly issued $400.0 million senior unsecured notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. As a result of the Merger in December 2016, we assumed two series of publicly issued senior notes totaling $400.0 million. One series of senior notes assumed as a result of the Merger has a face value of $250.0 million, is due 2022, and has a coupon of 3.38% paid semi-annually on June 1 and December 1. The other series of senior notes assumed as a result of the Merger had a face value of $150.0 million and was due in October 2017, but was paid off in July 2017. In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 1, 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. The proceeds from the senior unsecured notes issued in May 2017 were used to pay down outstanding amounts of the Key Bank Facility. As of December 31, 2017, all of these amounts, with the exception of the series of senior unsecured notes assumed in the Merger with a face value of $150.0 million that was paid off in July 2017, remained outstanding.

In July 2011, we issued $135.0 million of senior unsecured notes. The notes were offered and sold in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which were outstanding at December 31, 2017. On August 31, 2012, we issued $175.0 million of senior unsecured notes. The notes were offered and sold in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024. The $18 million tranche was paid off on its maturity date. The remaining tranches were outstanding as of December 31, 2017.

Unsecured Term Loans

In addition to the KeyBank Facility, we maintain four unsecured term loans. We had total borrowings of $850.0 million outstanding under these term loan agreements at December 31, 2017, comprised of:

A $250.0 million term loan with Wells Fargo, N.A., or Wells Fargo, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of December 31, 2017, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with U.S. Bank National Association, or U.S. Bank, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2020. As of December 31, 2017, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with Key Bank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of December 31, 2017, this loan was bearing interest at a rate of LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2022. As of December 31, 2017, this loan was bearing interest at a rate of LIBOR plus 0.95%.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac and various life insurance companies. These mortgages are usually fixed rate and can range from five to ten years in maturity. As of December 31, 2017, we had $882.8 million of secured property mortgages.

Secured Credit Facility

Approximately 1.8% of our outstanding obligations at December 31, 2017 were borrowed through a credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $80.0 million, of which $80.0 million was collateralized, available to borrow, and borrowed, at December 31, 2017. The Fannie Mae Facility matures in 2018.

For more information regarding our debt capital resources, see Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2017, which consist of our long-term debt, development fees and operating leases (dollars in thousands):

Contractual Obligations (1)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations (2)	$428,942	$570,114	$718,281	$342,903	$668,401	$1,786,111	$4,514,752
Fixed rate or swapped interest (3)	145,867	113,339	98,021	89,454	82,771	196,190	725,642
Purchase obligations (4)	672	—	—	—	—	—	672
Operating lease obligations (5)	882	724	708	718	733	62,788	66,553
Total	$576,363	$684,177	$817,010	$433,075	$751,905	$2,045,089	$5,307,619
(1) Fixed rate and swapped interest are reflected in this table. The average interest rates of variable rate debt are presented in preceding tables.
(2) Represents principal payments gross of discounts, debt issuance costs and fair market value adjustments of debt assumed.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(4) Represents development fees.
(5) Primarily comprised of a ground lease underlying one apartment community we own.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a limited partnership in which we hold an equity interest. The capital contributions may be called by the general partner at any time until September 2022 after giving appropriate notice. At December 31, 2017, we had committed to make additional capital contributions totaling up to $13.5 million if and when called by the general partner of the limited partnership and prior to September 2022.

Off-Balance Sheet Arrangements

At December 31, 2017, and 2016, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2017, we had a 35.0% ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C. We also had a 31.0% ownership interest in a limited partnership. Our interests in these investments are unconsolidated and are recorded using the equity method for the investments as we do not have a controlling interest.

In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

INSURANCE

We carry comprehensive general liability coverage on our communities, with limits of liability we believe are customary within the multifamily apartment industry, to insure against liability claims and related defense costs. We also maintain insurance against the risk of direct physical damage to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

We renegotiated our primary insurance programs effective July 1, 2017. We believe that the current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

INFLATION

Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A critical accounting policy is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The preceding discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical.

Acquisition of real estate assets

We account for our acquisitions of investments in real estate as asset acquisitions in accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the cost of the of the real estate acquired to be allocated to the individual acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis. In calculating the total asset value of acquired tangible assets, management uses stabilized net operating income, or NOI, and market specific capitalization and discount rates. Management analyzed historical stabilized NOI to determine its estimate for forecasted NOI. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets. Management then allocates the purchase price of the asset acquisition based on the relative fair value of the individual components as a proportion of the total assets acquired.

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. We periodically evaluate long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which is estimated by analyzing historical cash flows of the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. We calculate the fair value of an asset by dividing historical operating cash flows by a market capitalization rate. We estimate the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets. No material impairment losses have been recognized during the years ended December 31, 2017, 2016, and 2015.

Cost capitalization

In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred. Therefore, repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred. The carrying costs related to development projects, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized. Management uses judgment in determining whether costs should be expensed or capitalized. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional detail.

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

For more information regarding our significant accounting policies, including a brief description of recent accounting pronouncements that could have a material impact on our financial statements, see Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At December 31, 2017, 27.5% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At December 31, 2017, approximately 83.0% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For our interest rate swaps and cap, the table presents the notional amount of the swaps and cap and the years in which they expire. Weighted average variable rates are based on rates in effect at the reporting date (dollars in thousands).

	2018	2019	2020	2021	2022	Total Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$98,942	$570,114	$158,281	$192,903	$368,401	$1,786,111	$3,174,752	$3,289,428
Average interest rate	4.06%	4.43%	4.40%	5.19%	3.63%	3.88%	4.06%
Variable rate (1)	$55,000	$—	$560,000	$150,000	$—	$—	$765,000	$1,346,309
Average interest rate	1.76%	—%	2.43%	2.31%	—%	—%	2.36%
Interest rate swaps
Variable to fixed	$550,000	$—	$—	$—	$—	$—	$550,000	$2,235
Average pay rate	2.00%	—%	—%	—%	—%	—%	2.00%
Interest rate cap
Variable to fixed	$25,000	$—	$—	$—	$—	$—	$25,000	$—
Average pay rate	4.50%	—%	—%	—%	—%	—%	4.50%
(1) Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and related financial information required to be filed are set forth on pages F-1 to F-55 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Mid-America Apartment Communities, Inc.

(a)  Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA's management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of December 31, 2017. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

MAA's management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA's internal control over financial reporting as of December 31, 2017 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA's management concluded that MAA's internal control over financial reporting was effective as of December 31, 2017.

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

(c)   Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting identified in connection with the evaluation by MAA’s management referred to above that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a)  Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership's disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017 based on the framework specified in Internal Control - Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2017. An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c)   Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation by the Operating Partnership’s management referred to above that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in MAA's 2018 Proxy Statement in the sections entitled "Information About The Board of Directors and Its Committees", "Proposal 1 - Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference in response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in MAA's 2018 Proxy Statement in the sections entitled "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Discussion and Analysis" is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in MAA's 2018 Proxy Statement in the sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners," is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in MAA's 2018 Proxy Statement in the sections entitled "Certain Relationships and Related Transactions" and "Information About The Board of Directors and Its Committees" is incorporated herein by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained in MAA's 2018 Proxy Statement in the section entitled "Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm," is incorporated herein by reference in response to this Item 14.

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

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference).
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

4.1	Form of Common Share Certificate.
4.2
Form of 8.50% Series I Cumulative Redeemable Preferred Stock Certificate (Filed as Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on September 28, 2016 and incorporated herein by reference).

4.3
Indenture, dated as of October 16, 2013, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference).

4.4
First Supplemental Indenture, dated as of October 16, 2013, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 4.300% Senior Notes due 2023 (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference).

4.5
Second Supplemental Indenture, dated as of June 13, 2014, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 3.7500% Senior Notes due 2024 (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 13, 2014 and incorporated herein by reference).

4.6
Third Supplemental Indenture, dated as of November 9, 2015, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 4.000% Senior Notes due 2025 (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 9, 2015 and incorporated herein by reference).

4.7
Indenture between Post Properties, Inc. and SunTrust Bank, as Trustee (Filed as Exhibit 4.1 to Post Properties’ Registration Statement on Form S-3 (File No. 333-42884), and incorporated herein by reference).

4.8
First Supplemental Indenture to the Indenture between the Post Apartment Homes, L.P., and SunTrust Bank, as Trustee (Filed as Exhibit 4.2 to Post Properties’ Registration Statement on Form S-3ASR (File No. 333-139581) and incorporated herein by reference).

4.9	Form of Post Apartment Homes, L.P. 3.375% Note due 2022 (Filed as Exhibit 4.1 to Post Properties’ Current Report on Form 8-K filed November 7, 2012 and incorporated herein by reference).
4.10
Indenture, dated as of May 9, 2017, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2017 and incorporated herein by reference).

4.11
First Supplemental Indenture, dated as of May 9, 2017, by and by and between Mid-America Apartments, L.P. and U.S. Bank National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 9, 2017 and incorporated herein by reference).

10.1
Note Purchase Agreement, dated as of July 29, 2011, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011 and incorporated herein by reference).

10.2
Note Purchase Agreement, dated as of August 31, 2012, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2012 and incorporated herein by reference).

10.3
Distribution Agreement, dated as of December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.4
Distribution Agreement, dated as of December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and BMO Capital Markets Corp. (Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.5
Distribution Agreement, dated as of December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and KeyBanc Capital Markets Inc. (Filed as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.6†
Employment Agreement, dated as of March 24, 2015, by and between the Registrant and H. Eric Bolton, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2015 and incorporated herein by reference).

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

10.11†
Form of Incentive Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).

10.12†
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
10.17†
Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 9, 2016 and incorporated herein by reference).

11.1	Statement re Computation of Per Share Earnings for MAA
11.2	Statement re Computation of Per Unit Earnings for MAALP
12.1	Statement re Computation of Ratio of Earnings to Fixed Charges for MAA
12.2	Statement re Computation of Ratio of Earnings to Fixed Charges for MAALP
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP
31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.'s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on February 22, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2017.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 22, 2018	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2018	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2018	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 22, 2018	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 22, 2018	/s/ Russell R. French
Russell R. French Director

Date:	February 22, 2018	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 22, 2018	/s/ Toni Jennings
Toni Jennings Director

Date:	February 22, 2018	/s/ James K. Lowder
James K. Lowder Director

Date:	February 22, 2018	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 22, 2018	/s/ Monica McGurk
Monica McGurk Director

Date:	February 22, 2018	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 22, 2018	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 22, 2018	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 22, 2018	/s/ Gary Shorb
Gary Shorb Director

Date:	February 22, 2018	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 22, 2018	/s/ H. Eric Bolton, Jr.
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

Date:	February 22, 2018	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2018	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 22, 2018	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 22, 2018	/s/ Russell R. French
Russell R. French Director

Date:	February 22, 2018	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 22, 2018	/s/ Toni Jennings
Toni Jennings Director

Date:	February 22, 2018	/s/ James K. Lowder
James K. Lowder Director

Date:	February 22, 2018	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 22, 2018	/s/ Monica McGurk
Monica McGurk Director

Date:	February 22, 2018	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 22, 2018	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 22, 2018	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 22, 2018	/s/ Gary Shorb
Gary Shorb Director

Date:	February 22, 2018	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2005.

Memphis, Tennessee

February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2012.

Memphis, Tennessee

February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 22, 2018

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Real estate assets:
Land	$1,836,417	$1,816,008
Buildings and improvements and other	11,281,504	10,853,474
Development and capital improvements in progress	116,833	231,224
	13,234,754	12,900,706
Less: Accumulated depreciation	(2,075,071)	(1,674,801)
	11,159,683	11,225,905
Undeveloped land	57,285	71,464
Investment in real estate joint venture	44,956	44,493
Real estate assets, net	11,261,924	11,341,862

Cash and cash equivalents	10,750	33,536
Restricted cash	78,117	88,264
Other assets	135,807	140,829
Assets held for sale	5,321	—
Total assets	$11,491,919	$11,604,491

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,525,765	$3,180,624
Secured notes payable	976,292	1,319,088
Accrued expenses and other liabilities	405,560	452,605
Total liabilities	4,907,617	4,952,317

Redeemable common stock	10,408	10,073

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,643,166 and 113,518,212 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively (1)	1,134	1,133
Additional paid-in capital	7,121,112	7,109,012
Accumulated distributions in excess of net income	(784,500)	(707,479)
Accumulated other comprehensive income	2,157	1,144
Total MAA shareholders' equity	6,339,912	6,403,819
Noncontrolling interest - Operating Partnership units	231,676	235,976
Total Company's shareholders' equity	6,571,588	6,639,795
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total equity	6,573,894	6,642,101
Total liabilities and equity	$11,491,919	$11,604,491

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets for December 31, 2017 and December 31, 2016 are 103,504 and 103,578, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share data)

	2017	2016	2015
Revenues:
Rental and other property revenues	$1,528,987	$1,125,348	$1,042,779
Expenses:
Operating expense, excluding real estate taxes and insurance	364,190	280,572	271,027
Real estate taxes and insurance	212,541	142,784	129,618
Depreciation and amortization	493,708	322,958	294,520
Total property operating expenses	1,070,439	746,314	695,165
Property management expenses	43,588	34,093	30,990
General and administrative expenses	40,194	29,040	25,716
Merger and integration related expenses	19,990	40,823	—
Income before non-operating items	354,776	275,078	290,908
Interest expense	(154,751)	(129,947)	(122,344)
Gain on sale of depreciable real estate assets	127,386	80,397	189,958
Gain on sale of non-depreciable real estate assets	21	2,171	172
Other non-operating income (expense)	14,353	(1,839)	(6,274)
Income before income tax expense	341,785	225,860	352,420
Income tax expense	(2,619)	(1,699)	(1,673)
Income from continuing operations before joint venture activity	339,166	224,161	350,747
Gain (loss) from real estate joint ventures	1,370	241	(2)
Net income	340,536	224,402	350,745
Net income attributable to noncontrolling interests	12,157	12,180	18,458
Net income available for shareholders	328,379	212,222	332,287
Dividends to MAA Series I preferred shareholders	3,688	307	—
Net income available for MAA common shareholders	$324,691	$211,915	$332,287

Earnings per common share - basic:
Net income available for common shareholders	$2.86	$2.69	$4.41

Earnings per common share - diluted:
Net income available for common shareholders	$2.86	$2.69	$4.41

Dividends declared per common share	$3.5325	$3.3300	$3.1300

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Net income	$340,536	$224,402	$350,745
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	319	(1,500)	(8,306)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	730	4,364	7,064
Total comprehensive income	341,585	227,266	349,503
Less: Comprehensive income attributable to noncontrolling interests	(12,193)	(12,311)	(18,393)
Comprehensive income attributable to MAA	$329,392	$214,955	$331,110

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Equity
Years ended December 31, 2017, 2016 and 2015
(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders							Noncontrolling Interests - Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity
					Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock							Total Equity	Redeemable Stock
	Shares	Amount	Shares	Amount
EQUITY BALANCE DECEMBER 31, 2014	—	$—	75,180	$752	$3,619,270	$(729,086)	$(412)	$161,287	$—	$3,051,811	$5,911
Net income attributable to controlling interests	—	—	—	—	—	332,287	—	18,458	—	350,745	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	(1,177)	(65)	—	(1,242)	—
Issuance and registration of common shares	—	—	116	1	621	—	—	—	—	622	924
Shares repurchased and retired	—	—	(13)	—	(958)	—	—	—	—	(958)	—
Exercise of stock options	—	—	7	—	420	—	—	—	—	420	—
Shares issued in exchange for common units	—	—	28	—	1,121	—	—	(1,121)	—	—	—
Redeemable stock fair market value adjustment	—	—	—	—	—	(1,415)	—	—	—	(1,415)	1,415
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(252)		—	252	—	—	—
Amortization of unearned compensation	—	—	—	—	6,852	—	—	—	—	6,852	—
Dividends on common stock	—	—	—	—	—	(235,927)	—		—	(235,927)	—
Dividends on noncontrolling interests units	—	—	—	—	—	—	—	(13,085)	—	(13,085)	—
EQUITY BALANCE DECEMBER 31, 2015	—	$—	75,318	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$—	$3,157,823	$8,250
Net income attributable to controlling interests	—	—	—	—	—	212,222	—	12,180	—	224,402	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	2,733	131	—	2,864	—
Issuance and registration of common shares	—	—	38,097	380	3,406,150	—	—	72,759	—	3,479,289	1,240
Issuance and registration of preferred shares	868	9	—	—	64,824	—	—	—	—	64,833	—
Shares repurchased and retired	—	—	(23)	—	(2,019)	—	—	—	—	(2,019)	—
Shares issued in exchange for common units	—	—	23	—	902	—	—	(902)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	122	—	—	—	—	122	(122)
Redeemable stock fair market value adjustment	—	—	—	—	—	(705)	—	—	—	(705)	705
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(192)	—	—	192	—	—	—
Amortization of unearned compensation	—	—	—	—	12,151	—	—	—	—	12,151	—
Noncontrolling interests distribution	—	—	—	—	—	—	—	(226)	—	(226)	—
Dividends on preferred stock	—	—	—	—	—	(307)	—	—	—	(307)	—
Dividends on common stock	—	—	—	—	—	(284,548)	—	—	—	(284,548)	—
Dividends on noncontrolling interests units	—	—	—	—	—	—	—	(13,884)	—	(13,884)	—
Acquired capital from noncontrolling interest - consolidated real estate entity	—	—	—	—	—	—	—	—	2,306	2,306	—
EQUITY BALANCE DECEMBER 31, 2016	868	$9	113,415	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101	$10,073
Net income attributable to controlling interests	—	—	—	—	—	328,379	—	12,157	—	340,536	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,013	36	—	1,049	—
Issuance and registration of common shares	—	—	137	1	615	—	—	—	—	616	1,588
Issuance and registration of preferred shares	—	—	—	—	2,007	—	—	—	—	2,007	—
Shares repurchased and retired	—	—	(51)	—	(4,782)	—	—	—	—	(4,782)	—
Exercise of stock options	—	—	10	—	218	—	—	—	—	218	—
Shares issued in exchange for common units	—	—	29	—	1,602	—	—	(1,602)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	1,482	—	—	—	—	1,482	(1,482)
Redeemable stock fair market value adjustment	—	—	—	—	—	(229)	—	—	—	(229)	229
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	42	—	—	(42)	—	—	—
Amortization of unearned compensation	—	—	—	—	10,916	(114)	—	—	—	10,802	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock	—	—	—	—	—	(401,369)	—	—	—	(401,369)	—
Dividends on noncontrolling interests units	—	—	—	—	—	—	—	(14,849)	—	(14,849)	—
EQUITY BALANCE DECEMBER 31, 2017	868	$9	113,540	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894	$10,408
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$340,536	$224,402	$350,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494,540	323,283	294,897
Gain on sale of depreciable real estate assets	(127,386)	(80,397)	(189,958)
Gain on sale of non-depreciable real estate assets	(21)	(2,171)	(172)
Stock compensation expense	10,570	11,486	6,147
Amortization of debt premium and debt issuance costs	(9,810)	(9,820)	(15,515)
Net change in operating accounts and other	(49,916)	17,256	17,577
Net cash provided by operating activities	658,513	484,039	463,721

Cash flows from investing activities:
Purchases of real estate and other assets	(136,065)	(339,186)	(328,193)
Capital improvements, development and other	(343,890)	(183,977)	(166,021)
Distributions from real estate joint ventures	—	1,999	6
Contributions to affiliates, including joint ventures	(1,500)	—	(32)
Proceeds from disposition of real estate assets	187,429	296,700	358,017
Return (funding) of escrow for future acquisitions	10,591	(58,259)	8
Acquisition of Post Properties, net of cash acquired	—	(427,764)	—
Net cash used in investing activities	(283,435)	(710,487)	(136,215)

Cash flows from financing activities:
Net change in credit lines	(160,000)	335,000	(180,900)
Proceeds from notes payable	597,480	300,000	395,960
Principal payments on notes payable	(413,557)	(146,026)	(279,077)
Payment of deferred financing costs	(5,358)	(2,395)	(7,690)
Repurchase of common stock	(4,782)	(2,019)	(958)
Dividends paid on preferred shares	(3,688)	(924)	—
Proceeds from issuances of common shares	1,557	291	622
Exercise of stock options	432	—	420
Distributions to noncontrolling interests	(14,654)	(13,850)	(12,898)
Dividends paid on common shares	(395,294)	(247,652)	(232,079)
Net cash (used in) provided by financing activities	(397,864)	222,425	(316,600)

Net (decrease) increase in cash and cash equivalents	(22,786)	(4,023)	10,906
Cash and cash equivalents, beginning of period	33,536	37,559	26,653
Cash and cash equivalents, end of period	$10,750	$33,536	$37,559

Supplemental disclosure of cash flow information:
Interest paid	$166,757	$144,843	$140,811
Income taxes paid	2,366	1,582	2,103

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$1,602	$902	$1,121
Accrued construction in progress	7,852	31,491	5,873
Interest capitalized	7,238	2,073	1,655
Mark-to-market adjustment on derivative instruments	17,806	5,670	2,963
Fair value adjustment on debt assumed from the Post Properties merger	—	8,864	—
Loan assumption from the Post Properties merger	—	586,744	—
Purchase price for the Post Properties merger	—	4,006,586	—
 See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except unit data)

	December 31, 2017	December 31, 2016
Assets
Real estate assets:
Land	$1,836,417	$1,816,008
Buildings and improvements and other	11,281,504	10,853,474
Development and capital improvements in progress	116,833	231,224
	13,234,754	12,900,706
Less: Accumulated depreciation	(2,075,071)	(1,674,801)
	11,159,683	11,225,905
Undeveloped land	57,285	71,464
Investment in real estate joint venture	44,956	44,493
Real estate assets, net	11,261,924	11,341,862

Cash and cash equivalents	10,750	33,536
Restricted cash	78,117	88,264
Other assets	135,807	140,829
Assets held for sale	5,321	—
Total assets	$11,491,919	$11,604,491

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,525,765	$3,180,624
Secured notes payable	976,292	1,319,088
Accrued expenses and other liabilities	405,560	452,605
Due to general partner	19	19
Total liabilities	4,907,636	4,952,336

Redeemable common units	10,408	10,073

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding at December 31, 2017 and at December 31, 2016	66,840	64,833
Common Units:
General partner, 113,643,166 and 113,518,212 OP Units outstanding at December 31, 2017 and December 31, 2016, respectively (1)	6,270,758	6,337,721
Limited partners, 4,191,586 and 4,220,403 OP Units outstanding at December 31, 2017 and December 31, 2016, respectively (1)	231,676	235,976
Accumulated other comprehensive income	2,295	1,246
Total operating partners' capital	6,571,569	6,639,776
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total capital	6,573,875	6,642,082
Total liabilities and capital	$11,491,919	$11,604,491

(1)
Number of units outstanding represent total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 are 103,504 and 103,578, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Operations
Years ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except per unit data)

	2017	2016	2015
Revenues:
Rental and other property revenues	$1,528,987	$1,125,348	$1,042,779
Expenses:
Operating expense, excluding real estate taxes and insurance	364,190	280,572	271,027
Real estate taxes and insurance	212,541	142,784	129,618
Depreciation and amortization	493,708	322,958	294,520
Total property operating expenses	1,070,439	746,314	695,165
Property management expenses	43,588	34,093	30,990
General and administrative expenses	40,194	29,040	25,716
Merger and integration related expenses	19,990	40,823	—
Income before non-operating items	354,776	275,078	290,908
Interest expense	(154,751)	(129,947)	(122,344)
Gain on sale of depreciable real estate assets	127,386	80,397	189,958
Gain on sale of non-depreciable real estate assets	21	2,171	172
Other non-operating income (expense)	14,353	(1,839)	(6,274)
Income before income tax expense	341,785	225,860	352,420
Income tax expense	(2,619)	(1,699)	(1,673)
Income from continuing operations before joint venture activity	339,166	224,161	350,747
Gain (loss) from real estate joint ventures	1,370	241	(2)
Net income	340,536	224,402	350,745
Dividends to preferred unitholders	3,688	307	—
Net income available for MAALP common unitholders	$336,848	$224,095	$350,745

Earnings per common unit - basic:
Net income available for common unitholders	$2.86	$2.70	$4.41

Earnings per common unit - diluted:
Net income available for common unitholders	$2.86	$2.70	$4.41

Distributions declared per common unit	$3.5325	$3.3300	$3.1300

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
Net income	$340,536	$224,402	$350,745
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	319	(1,500)	(8,306)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	730	4,364	7,064
Comprehensive income attributable to MAALP	$341,585	$227,266	$349,503

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Changes in Capital
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital	Redeemable Units
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income (Loss)
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$—	$(376)	$—	$3,051,792	$5,911
Net income attributable to controlling interest	18,458	332,287	—	—	—	350,745	—
Other comprehensive income - derivative instruments	—	—	—	(1,242)	—	(1,242)	—
Issuance of units	—	622	—	—	—	622	924
Units repurchased and retired	—	(958)	—	—	—	(958)	—
Exercise of unit options	—	420	—	—	—	420	—
General partner units issued in exchange for limited partner units	(1,121)	1,121	—	—	—	—	—
Redeemable units fair market value adjustment	—	(1,415)	—	—	—	(1,415)	1,415
Adjustment for limited partners' capital at redemption value	164	(164)	—	—	—	—	—
Amortization of unearned compensation	—	6,852	—	—	—	6,852	—
Distributions to common unitholders	(13,085)	(235,927)	—	—	—	(249,012)	—
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$—	$(1,618)	$—	$3,157,804	$8,250
Net income attributable to controlling interest	12,180	211,915	307	—	—	224,402	—
Other comprehensive income - derivative instruments	—	—	—	2,864	—	2,864	—
Issuance of units	72,759	3,406,530	64,833	—	—	3,544,122	1,240
Units repurchased and retired	—	(2,019)	—	—	—	(2,019)	—
General partner units issued in exchange for limited partner units	(902)	902	—	—	—	—	—
Units issued in exchange for redeemable units	—	122	—	—	—	122	(122)
Redeemable units fair market value adjustment	—	(705)	—	—	—	(705)	705
Adjustment for limited partners' capital at redemption value	323	(323)	—	—	—	—	—
Amortization of unearned compensation	—	12,151	—	—	—	12,151	—
Noncontrolling interest distribution	(226)	—	—	—	—	(226)	—
Distributions to preferred unitholders	—	—	(307)	—	—	(307)	—
Distributions to common unitholders	(13,884)	(284,548)	—	—	—	(298,432)	—
Acquired capital from noncontrolling interest - consolidated real estate entity	—	—	—	—	2,306	2,306	—
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082	$10,073
Net income attributable to controlling interest	12,157	324,691	3,688	—	—	340,536	—
Other comprehensive income - derivative instruments	—	—	—	1,049	—	1,049	—
Issuance of units	—	616	2,007	—	—	2,623	1,588
Units repurchased and retired	—	(4,782)	—	—	—	(4,782)	—
Exercise of unit options	—	218	—	—	—	218	—
General partner units issued in exchange for limited partner units	(1,602)	1,602	—	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482	(1,482)
Redeemable units fair market value adjustment	—	(229)	—	—	—	(229)	229
Adjustment for limited partners' capital at redemption value	(6)	6	—	—	—	—	—
Amortization of unearned compensation	—	10,802	—	—	—	10,802	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders	(14,849)	(401,369)	—	—	—	(416,218)	—
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875	$10,408
See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$340,536	$224,402	$350,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494,540	323,283	294,897
Gain on sale of depreciable real estate assets	(127,386)	(80,397)	(189,958)
Gain on sale of non-depreciable real estate assets	(21)	(2,171)	(172)
Stock compensation expense	10,570	11,486	6,147
Amortization of debt premium and debt issuance costs	(9,810)	(9,820)	(15,515)
Net change in operating accounts and other	(49,916)	17,256	17,577
Net cash provided by operating activities	658,513	484,039	463,721

Cash flows from investing activities:
Purchases of real estate and other assets	(136,065)	(339,186)	(328,193)
Capital improvements, development and other	(343,890)	(183,977)	(166,021)
Distributions from real estate joint ventures	—	1,999	6
Contributions to affiliates, including joint ventures	(1,500)	—	(32)
Proceeds from disposition of real estate assets	187,429	296,700	358,017
Return (funding) of escrow for future acquisitions	10,591	(58,259)	8
Acquisition of Post Properties, net of cash acquired	—	(427,764)	—
Net cash used in investing activities	(283,435)	(710,487)	(136,215)

Cash flows from financing activities:
Net change in credit lines	(160,000)	335,000	(180,900)
Proceeds from notes payable	597,480	300,000	395,960
Principal payments on notes payable	(413,557)	(146,026)	(279,077)
Payment of deferred financing costs	(5,358)	(2,395)	(7,690)
Repurchase of common units	(4,782)	(2,019)	(958)
Distributions paid on preferred units	(3,688)	(924)	—
Proceeds from issuances of common units	1,557	291	622
Exercise of unit options	432	—	420
Distributions paid on common units	(409,948)	(261,502)	(244,977)
Net cash (used in) provided by financing activities	(397,864)	222,425	(316,600)

Net (decrease) increase in cash and cash equivalents	(22,786)	(4,023)	10,906
Cash and cash equivalents, beginning of period	33,536	37,559	26,653
Cash and cash equivalents, end of period	$10,750	$33,536	$37,559

Supplemental disclosure of cash flow information:
Interest paid	$166,757	$144,843	$140,811
Income taxes paid	2,366	1,582	2,103

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$7,852	$31,491	$5,873
Interest capitalized	7,238	2,073	1,655
Mark-to-market adjustment on derivative instruments	17,806	5,670	2,963
Fair value adjustment on debt assumed from the Post Properties merger	—	8,864	—
Loan assumption from the Post Properties merger	—	586,744	—
Purchase price for the Post Properties merger	—	4,006,586	—
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Consolidated Financial Statements
Years ended December 31, 2017, 2016, and 2015

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless the context otherwise requires, all references to the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to "MAA" refers only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and, unless the context otherwise requires, "shareholders" means the holders of shares of MAA’s common stock. The common units of limited partnership interests in the Operating Partnership are referred to as "OP Units," and the holders of the OP Units are referred to as "common unitholders".

As of December 31, 2017, MAA owned 113,643,166 OP Units (or approximately 96.4% of the total number of OP units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

Management believes combining the notes to the consolidated financial statements of MAA and MAALP results in the following benefits:

•	enhances a readers' understanding of MAA and the Operating Partnership by enabling the reader to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MAA and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined set of notes instead of two separate sets

MAA is a multifamily focused, self-administered and self-managed real estate trust, or REIT. Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. Management believes it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partner interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the Company's real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates the capital required by the business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive income and redeemable common stock. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its corporate affiliates) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

On December 1, 2016, MAA completed a merger with Post Properties, Inc., or Post Properties. Pursuant to the Agreement and Plan of Merger, or the Merger Agreement, Post Properties merged with and into MAA, with MAA continuing as the surviving corporation, or the Parent Merger, and Post Apartment Homes, L.P., or Post LP, merged with and into MAALP, with MAALP continuing as the surviving entity, or the Partnership Merger. The Company refers to the Parent Merger, together with the Partnership Merger, as the Merger in this Annual Report on Form 10-K. Under the terms of the Merger Agreement, each share of Post Properties common stock was converted into the right to receive 0.71 of a newly issued share of MAA common stock, including the right, if any, to receive cash in lieu of fractional shares of MAA common stock. In addition, each limited partner interest in Post LP designated as a "Class A Unit" automatically converted into the right to receive 0.71 of a newly issued partnership unit of MAALP. Also, each share of Post Properties' 8 1/2% Series A Cumulative Redeemable Preferred Stock, which is referred to as the Post Properties Series A preferred stock, was automatically converted into the right to receive one newly issued share of MAA's 8.50% Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share, which is referred to as MAA Series I preferred stock. Each newly issued share of MAA Series I preferred stock has substantially the same rights, preferences, privileges, and voting powers as those of the Post Properties Series A preferred stock. The net assets and results of operations of Post Properties are included in the consolidated financial statements from the closing date going forward. See further discussion regarding the Merger in Note 2.

As of December 31, 2017, the Company owned and operated 301 apartment communities through the Operating Partnership. As of December 31, 2017, MAA also owned a 35.0% interest in an unconsolidated real estate joint venture and a 31.0% interest in an unconsolidated limited partnership. As of December 31, 2017, the Company had three development communities under construction totaling 937 apartment units, of which 240 units were completed during the year. Total expected costs for these three development projects are $214.0 million, of which $167.7 million had been incurred through December 31, 2017. The Company expects to complete construction on one project by the first quarter of 2018, one project by the third quarter of 2018 and one project by the fourth quarter of 2018. Twenty-nine of the multifamily properties include retail components with approximately 620,000 square feet of gross leasable space. The Company also has four wholly-owned commercial properties, which were acquired through the Merger, with approximately 230,000 square feet of combined gross leasable area.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by the Company's management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 92.5% to 100% of all consolidated subsidiaries, including the Operating Partnership. The consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 92.5% to 100% of all consolidated subsidiaries. In management's opinion, all adjustments necessary for a fair presentation of the consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company invests in entities which may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAALP is classified as a VIE, since the limited partners lack substantive kick-out rights and substantive participating rights. The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities. The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence, but does not have the ability to exercise control. The factors considered in determining whether the Company has the ability to exercise control include ownership of voting interests and participatory rights of investors (see "Investment in Unconsolidated Affiliates" below).

Changes in Presentation

In an effort to align the Company's presentation of assets, liabilities and equity in the Consolidated Balance Sheets with the presentation utilized by competitors in its industry and to enhance comparability, the Company combined "Buildings and improvements", "Furniture, fixtures and equipment" and "Corporate properties, net" into one line item "Buildings and improvements and other." The Company also combined "Deferred financing costs, net", "Other assets", and "Goodwill" into a single line item "Other assets." Finally, the Company aggregated "Accounts payable", "Fair market value of interest rate swaps", "Security deposits" and "Accrued expenses and other liabilities" into one line item "Accrued expenses and other liabilities". Prior year amounts have been changed to conform to the Company's current year presentation. These changes in presentation had no effect on the Company's total assets or total liabilities and equity.

In an effort to align the Company's presentation of revenues and expenses in the Consolidated Statements of Operations with the presentation utilized by competitors in its industry and to enhance comparability, the Company combined "Rental revenues", "Other property revenues" and "Management fee income" into one line item "Rental and other property revenues". The Company also combined "Personnel", "Building repairs and maintenance", "Utilities", "Landscaping" and "Other operating" into one line item "Operating expense, excluding real estate taxes." Additionally, the Company combined "Merger related expense" and "Integration expense" into one line item "Merger and integration expense." Further, the Company aggregated the line items "Acquisition expense", "Interest and other non-property income (expense)", "Loss on debt extinguishment" and "Net casualty loss (gain)" into a single line item "Other non-operating expense." Prior year amounts have been changed to conform to the Company's current year presentation. These changes in presentation had no effect on the Company's net income.
In an effort to align the Company's presentation of cash flows from operating activities and investing activities within the Consolidated Statements of Cash Flows with the presentation utilized by competitors in its industry and to enhance comparability, the Company combined "Retail revenue accretion"; "Redeemable stock expense"; "Gain (loss) from investments in real estate joint venture"; "Gain (loss) on debt extinguishment"; "Derivative interest credit"; "Settlement of forward swaps"; "Net casualty gain (loss)" and "Changes in restricted cash, other assets, accounts payable, accrued expenses and security deposits" into one line "Net change in operating accounts and other" within the cash flows from operating activities section. In addition, the Company aggregated "Normal capital improvements", "Construction capital and other", "Renovations to existing assets" and "Development" into one line "Capital improvements, development and other" within the cash flows from investing activities section. No presentation changes were made to the cash flows from financing activities section of the Consolidated Statements of Cash Flows. Prior year amounts have been changed to conform to the Company's current year presentation. These changes in presentation had no effect on the Company's ending cash and cash equivalents balance and did not impact the classification of cash flows between operating, investing and financing activities.
Noncontrolling Interests

At December 31, 2017, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see Note 10) and (2) noncontrolling interest related to its consolidated real estate entity (see "Investment in Consolidated Real Estate Joint Venture" below).

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements and notes in conformity with GAAP. Actual results could differ from those estimates.

Revenue Recognition and Real Estate Sales Gain Recognition

The Company primarily leases multifamily residential apartments under operating leases generally with terms of one year or less, which are recorded as operating leases. Rental lease revenues are recognized in accordance with Accounting Standards Codification, or ASC, 840, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. Other non-lease revenues are recognized in accordance with ASC, 605, Revenue Recognition, when such sources of revenue are earned, and the amounts are fixed and determinable. The Company records gains and losses on real estate sales in accordance with accounting standards governing the sale of real estate. For sale transactions meeting the requirements for the full accrual method, the Company removes the assets and liabilities from its Consolidated Balance Sheets and recognizes the gain or loss in the period the transaction closes.

Rental Costs

Costs associated with rental activities are expensed as incurred and include advertising expenses, which were approximately$18.8 million, $13.0 million, and $13.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Real Estate Assets and Depreciation and Amortization

Real estate assets are carried at depreciated cost and consist of land, buildings and improvements and other and development and capital improvements in progress (see "Development Costs" below). Repairs and maintenance costs are expensed as incurred, while significant improvements, renovations, and recurring capital replacements are capitalized and depreciated over their estimated useful lives. Recurring capital replacements typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. In addition to these costs, the Company also capitalizes salary costs directly identifiable with renovation work. These expenditures extend the useful life of the property and increase the property’s fair market value. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to 40 years. The Consolidated Balance Sheets line "Buildings and improvements and other" includes land improvements and buildings, which have a useful life ranging from eight to 40 years, as well as furniture, fixtures and equipment, which have a useful life of five years.

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as "Development and capital improvements in progress" during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to "Land" and "Buildings and improvements and other" as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, salaries and real estate taxes) during the years ended December 31, 2017, 2016 and 2015 was approximately $11.0 million, $2.7 million and $2.3 million, respectively. Certain costs associated with the lease-up of development projects, including cost of model units, furnishings, signs and grand openings, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

Acquisition of Real Estate Assets

The Company adopted ASU 2017-01, Clarifying the Definition of a Business (Topic 805), effective January 1, 2017. Subsequent to the adoption of ASU 2017-01, most acquisitions of operating properties qualify as asset acquisitions rather than business combinations. Accordingly, the cost of the real estate acquired is allocated to the acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis.

The purchase price of an acquired property is allocated based on the relative fair value of the individual components as a proportion of the total assets acquired. The Company allocates the cost of the tangible assets of an acquired property by valuing the building as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a building using methods similar to those used by independent appraisers. These methods include using stabilized net operating income, or NOI, and market specific capitalization and discount rates. In allocating the cost of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the residential leases acquired in connection with each of its property acquisitions approximate at-market rates since the residential lease terms generally do not extend beyond one year.

For residential leases, the fair value of the in-place leases and resident relationships is amortized over 6 months, which represents the estimated remaining term of the tenant leases. For commercial leases, the fair value of in-place leases and resident relationships is amortized over the remaining term of the commercial leases. The amount of these lease intangibles included in "Other assets" totaled $11.2 million and $42.4 million as of December 31, 2017, and 2016, respectively. Accumulated amortization for these leases totaled $4.1 million and $7.3 million as of December 31, 2017 and 2016, respectively. The amortization of these intangibles recorded as "Depreciation and amortization expense" was $29.4 million, $8.7 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. The estimated aggregate future amortization expense of in-place leases is approximately $2.8 million, $1.6 million, $0.8 million, $0.5 million, and $0.3 million for the years ended December 31, 2018, 2019, 2020, 2021, and 2022, respectively.

As a result of the adoption of ASU 2017-01, the Company believes most acquisitions of operating properties will qualify as asset acquisitions and associated transaction costs will be capitalized. Acquisition costs include appraisal fees, title fees, broker fees, and other legal costs to acquire the property. For the year ended December 31, 2017, acquisition costs totaling $1.3 million related to the Company's acquisitions of Charlotte at Midtown and Acklen West End were capitalized and allocated to the assets based on the relative fair market value of those underlying assets; see Note 15 for additional information on 2017 acquisitions. For the accounting policy on larger, portfolio style acquisitions which qualify as business combinations (rather than asset acquisitions), see Note 2.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group or a property classified as held for sale are presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheets.

Loss Contingencies

The outcomes of claims, disputes and legal proceedings are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. Management reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, management does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then management discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then a statement to that effect is disclosed.

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involves a series of complex judgments about future events. Among the factors considered in this assessment, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, management's experience in similar matters, the facts available to management at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. Management's assessment of these factors may change over time as individual proceedings or claims progress. For matters where management is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination may include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where management believes a reasonable estimate of loss, or range of loss, can be made. The Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any. See Note 12 for additional information on loss contingencies.

Undeveloped Land

Undeveloped land includes sites intended for future multifamily developments, sites for future commercial development and sites intended for residential use, which are carried at the lower of cost or fair value in accordance with GAAP and any costs incurred prior to commencement of pre-development activities are expensed as incurred.

Investment in Unconsolidated Affiliates

Immediately prior to the effective date of the Merger, Post Properties was an investor, together with other institutional investors, in a limited liability company, or the Apartment LLC, that indirectly owned one apartment community, Post

Massachusetts Avenue, located in Washington, D.C.  Post Properties owned a 35.0% equity interest in the unconsolidated joint venture, which was retained by MAA immediately following the close of the Merger and as of December 31, 2017. The Company provides property and asset management services to the Apartment LLC for which it earns fees. The joint venture was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the Apartment LLC using the equity method of accounting as the Company is able to exert significant influence over the joint venture but does not have a controlling interest. At December 31, 2017, the Company's investment in the Apartment LLC totaled $45.0 million.

During September 2017, a subsidiary of the Operating Partnership entered into a limited partnership together with a general partner and other limited partners to form Real Estate Technology Ventures, L.P. The Operating Partnership indirectly owns 31.0% of the limited partnership. The limited partnership was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the limited partnership using the equity method of accounting as the investment is considered more than minor. At December 31, 2017, the Company's investment in the limited partnership totaled $1.5 million. The Company is committed to make additional capital contributions totaling $13.5 million if and when called by the general partner of the limited partnership prior to September 2022.

Investment in Consolidated Real Estate Joint Venture

In 2015, Post Properties entered into a joint venture arrangement with a private real estate company to develop, construct and operate a 359-unit apartment community in Denver, Colorado. At December 31, 2017, the Company owned a 92.5% equity interest in the consolidated joint venture. In 2015, the joint venture acquired the land site and initiated the development of the apartment community. The venture partner will generally be responsible for the development and construction of the community and the Company will continue to manage the community upon its completion. The joint venture was determined to be a VIE with the Company designated as the primary beneficiary. As a result, the accounts of the joint venture are consolidated by the Company. At December 31, 2017, the consolidated assets, liabilities and equity included construction in progress of $36.9 million; buildings and improvements and other of $33.9 million; land of $14.9 million; and accrued expenses and other liabilities of $6.5 million.

Cash and Cash Equivalents

Investments in money market accounts and certificates of deposit with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits required to be held separately, escrow deposits held by lenders for property taxes, insurance, debt service, and replacement reserves, and exchanges under Section 1031(b) of the Internal Revenue Code of 1986, as amended, or the Code. Section 1031(b) exchanges are treated as investing activities in the Consolidated Statements of Cash Flows.

Other Assets

Other assets consist primarily of receivables and deposits from residents, the value of derivative contracts, deferred rental concessions, deferred financing costs relating to lines of credit, and other prepaid expenses. Also included in other assets are the fair market value of in-place leases and resident relationships, net of accumulated amortization.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividends payable, accrued real estate taxes, accrued interest payable, accrued loss contingencies, accounts payable, fair market value of interest rate swaps (see Note 7), security deposits not related to restricted cash, other accrued expenses, and unearned income. Significant accruals include accrued dividends payable of $108.7 million and $102.4 million at December 31, 2017 and 2016, respectively; accrued real estate taxes of $99.6 million and $97.6 million at December 31, 2017 and 2016, respectively; unearned income of $40.8 million and $39.4 million at December 31, 2017 and 2016, respectively; accrued loss contingencies of $32.1 million and $42.1 million at December 31, 2017 and 2016, respectively; security deposits of $19.1 million and $18.8 million at December 31, 2017 and 2016, respectively; and accrued interest payable of $18.1 million and $19.1 million at December 31, 2017 and 2016, respectively.

Self-Insurance

The Company is self-insured for workers' compensation claims up to $500,000 and for general liability claims up to $100,000. The Company accrues for expected liabilities less than these amounts based on third party actuarial estimates of ultimate losses. Claims exceeding these amounts are insured by a third party.

Income Taxes

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and intends to continue to operate in such a manner. The current and continuing qualification as a REIT depends on MAA's ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain requirements with respect to the nature and diversity of MAA’s assets and sources of MAA’s gross income. As long as MAA qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. This treatment substantially eliminates the "double taxation" (i.e., income taxation at both the corporate and shareholder levels) that generally results from an investment in a corporation. Even if MAA qualifies as a REIT, MAA may be subject to United States federal income and excise taxes in certain situations, such as if MAA fails to distribute timely all of its taxable income with respect to a taxable year. MAA also will be required to pay a 100% tax on any net income on non-arm’s length transactions between MAA and one of its taxable REIT subsidiaries, or TRS. In addition, MAA could be subject to the alternative minimum tax. Furthermore, MAA and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which MAA transacts business or its shareholders reside, and the applicable state and local tax laws may not conform to the United States federal income tax treatment. Any taxes imposed on MAA would reduce its operating cash flow and net income.

Certain of the Company's operations and activities, including asset management and risk management, are conducted through TRSs, which are subject to United States federal corporate income tax without the benefit of the dividends paid deduction applicable to REITs. MAA accounts for deferred taxes of a TRS by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on this evaluation, at December 31, 2017, net of the valuation allowance, the net deferred tax assets were reduced to zero. MAA recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires MAA to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. MAA classifies interest related to income tax liabilities, and if applicable, penalties, as a component of income tax expense. As of December 31, 2017, MAA did not have any unrecognized tax benefits, and MAA does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. "Income tax expense" reflected in the Consolidated Statements of Operations represents the Texas-based margin tax for all Texas properties and state taxes for a TRS.

Derivative Financial Instruments

The Company utilizes certain derivative financial instruments, primarily interest rate swaps and interest rate caps, during the normal course of business to manage, or hedge, the interest rate risk associated with our variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

Additionally, the 867,846 shares of MAA's Series I preferred stock issued as consideration in the Merger are redeemable, at the Company's option, beginning on October 1, 2026, at the redemption price of $50 per share (see Note 9). The redemption feature embedded in the preferred stock was evaluated in accordance with ASC 815, Derivatives and Hedging, and the Company determined that it was required to bifurcate the value associated with the redemption feature from the host instrument, the perpetual preferred shares. The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Consolidated Balance Sheets at its fair value and will be adjusted to its fair value at each reporting date, with a corresponding adjustment to "Other non-operating income (expense)". See Note 7 for further discussion on derivatives and the fair value of financial instruments.

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, if any; to its impairment valuation analysis of real estate assets; to its disclosure of the fair value of financial instruments, principally indebtedness; and to its derivative financial instruments.  Fair value disclosures required under ASC Topic 820 are summarized in Note 7 utilizing the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
Level 3 - Unobservable inputs for the assets or liability.

Assets Held for Sale

As of December 31, 2017, one land parcel was classified as held for sale. The criteria for classifying the land parcel as held for sale were met during June 2017; however, the sale is not expected to close until the first quarter of 2018. As a result, the assets associated with the land parcel were presented as held for sale in the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company's consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers
The ASU establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services as outlined in a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. Income from lease contracts is specifically excluded from this ASU.
The ASU is effective for annual reporting periods beginning after December 15, 2017 Early adoption is permitted.
The amendments may be applied using the full retrospective transition method or by using the modified retrospective transition method with a cumulative effect recognized as of the date of initial application. The Company adopted ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. The majority of the Company's revenue is derived from real estate lease contracts, which falls outside the scope of the ASU. The Company has completed its analysis of non-lease related revenues. The adoption of the ASU does not have a material impact on the Company's consolidated financial statements or to the Company's internal accounting policies. The guidance does require additional disclosures regarding the nature and timing of the Company's revenue transactions upon adoption.

ASU 2016-02, Leases
The ASU amends existing accounting standards for lease accounting and establishes the principles for lease accounting for both the lessee and lessor. The amendment requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendment also requires certain quantitative and qualitative disclosures about leasing arrangements.
The ASU is effective for annual reporting periods beginning after December 15, 2018; however, early adoption is permitted.
The standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. Management is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures upon adoption. The Company plans to adopt the ASU effective January 1, 2019.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)
The ASU clarifies how several specific cash receipts and cash payments are to be presented and classified on the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration made after a business combination, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of predominance principle.
The ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.
Each amendment in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. The Company adopted ASU 2016-15 as of January 1, 2018. Management has determined three of the eight transactions in the update are relevant to MAA and its cash flows, including: 1) debt prepayment or debt extinguishment costs, 2) proceeds from the settlement of insurance claims and 3) distributions received from equity method investees. Management performed an analysis and determined only the change in classification of debt prepayment or debt extinguishment costs, which is currently reported in operating activities, will have a significant impact on the consolidated statements of cash flows. Upon adoption in the first quarter of 2018, $1.7 million of cash outflows for debt prepayment or extinguishment costs currently reported in net cash provided by operating activities for the year ended December 31, 2017, will be re-classified to and reported in net cash used in financing activities.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force)	The ASU requires restricted cash to be presented with cash and cash equivalents when reconciling the beginning and ending amounts in the consolidated statements of cash flows.	The ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.
The update should be applied retrospectively to each period presented. The Company adopted ASU 2016-18 as of January 1, 2018. The Company currently reports the change in restricted cash within the operating and investing activities in the consolidated statements of cash flows. Upon adoption in the first quarter of 2018, cash and cash equivalents reported in the consolidated statements of cash flows for the year ended December 31, 2017 will increase by approximately $78.1 million to reflect the restricted cash balances. Additionally, net cash used in investing activities will decrease by $10.6 million for the year ended December 31, 2017.

ASU 2017-12, Derivatives and Hedging (Topic 815)	The ASU clarifies hedge accounting requirements, improves disclosure of hedging arrangements, and better aligns risk management activities and financial reporting for hedging relationships.	The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted.
The standard should be adopted using a modified retrospective approach. This adoption method will require the Company to recognize the cumulative effect of initially applying ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The Company elected to early adopt the ASU as of January 1, 2018. Management has completed its assessment of the impact the standard has on the Company's consolidated financial statements and related disclosures. Adoption of the ASU does not have a material impact on the consolidated financial statements or the Company's internal accounting policies.

2.     BUSINESS COMBINATIONS

Merger of MAA and Post Properties

The Company completed the Merger on December 1, 2016. As part of the Merger, the Company acquired 61 wholly-owned apartment communities encompassing 24,138 units, including 269 apartment units in one community held in an unconsolidated entity, and 2,262 apartment units in six communities that were under development at the date of the Merger. Post Properties had operations in ten markets across the United States. In addition to the apartment communities, the Company also acquired four commercial properties, totaling approximately 232,000 square feet of combined gross leasable area. The consolidated net assets and results of operations of Post Properties are included in the Company's consolidated financial statements from the closing date going forward.

The total purchase price of approximately $4.0 billion was determined based on the number of shares of Post Properties' common stock, the number of shares of Post Properties’ Series A preferred stock, and the number of shares of Post LP's Class A Units of limited partnership interest outstanding as of December 1, 2016, in addition to cash consideration provided by the Operating Partnership immediately prior to the Merger to retire a $300.0 million unsecured term loan and a $162.0 million line of credit. In all cases in which MAA’s common stock price was a determining factor in arriving at final consideration for the Merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on December 1,

2016 ($91.41 per share). At the date of acquisition, the MAA Series I preferred stock consideration was valued at $77 per share, which included a $14.24 per share bifurcated call option (See Notes 7 and 9). The total purchase price also included $2.0 million of other consideration, a majority of which related to assumed stock compensation plans. As a result of the Merger, the Company issued approximately 38.0 million shares of MAA common stock, approximately 80,000 OP units, and 867,846 newly issued shares of MAA’s Series I preferred stock.

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.

For larger, portfolio style acquisitions, such as the Merger, management engages a third party valuation specialist to assist with the fair value assessment, which includes an allocation of the purchase price. Similar to management's methods, the third party generally uses cash flow analysis as well as an income approach and a market approach to determine the fair value of assets acquired. The third party specialist uses stabilized NOI and market specific capitalization and discount rates. Management reviews the inputs used by the third party specialist as well as the allocation of the purchase price provided by the third party specialist to ensure reasonableness and the procedures are performed in accordance with management's policies.

The allocation of the purchase price valuation described above required a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date. The following final purchase price allocation for the Merger was based on the Company's valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the final purchase price allocation as of the date of the Merger (in thousands):

December 1, 2016
Land	$874,616
Buildings and improvements and other	3,479,483
Development and capital improvements in progress	183,881
Undeveloped land	24,200
Investment in real estate joint venture	44,435
Cash and cash equivalents	34,292
Restricted cash	3,608
Other assets	94,899
Total assets acquired	4,739,414

Notes payable	(595,609)
Accrued expenses and other liabilities	(132,906)
Total liabilities assumed, including debt	(728,515)

Noncontrolling interests - consolidated real estate entity	(2,306)

Total purchase price	$4,008,593

The allocation of fair values of the assets acquired and liabilities assumed changed from the allocation reported in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017. The changes were based on information concerning the subject assets and liabilities that was not yet known at the time of the filing of the Annual Report on Form 10-K for the year ended December 31, 2016. Specifically, the purchase price allocation was updated primarily due to an adjustment to litigation reserves offset by an increase in the derivative asset value of the preferred share bifurcated call option (included in "Other assets") and real estate values.

The Company incurred total merger and integration related expenses of $20.0 million and $40.8 million for the years ended December 31, 2017 and 2016, respectively. The amounts were expensed as incurred and are included in the Consolidated Statements of Operations in "Merger and integration expenses". Merger related expenses primarily consisted of severance and professional costs, and integration related expenses primarily consisted of temporary systems, staffing, and facilities costs.

3.    EARNINGS PER COMMON SHARE OF MAA

Basic earnings per share is computed by dividing net income available to MAA common shareholders by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share. For the years ended December 31, 2017, 2016, and 2015, MAA's basic earnings per share is computed using the two-class method, as the two-class method is the more dilutive calculation, and is presented below (dollars and shares in thousands, except per share amounts):

	2017		2016		2015
Common Shares Outstanding
Weighted average common shares - basic	113,407		78,502		75,176
Effect of dilutive securities	280		298		—	(1)
Weighted average common shares - diluted	113,687		78,800		75,176

Calculation of Earnings per Common Share - basic
Net income	$340,536		$224,402		$350,745
Net income attributable to noncontrolling interests	(12,157)		(12,180)		(18,458)
Unvested restricted stock (allocation of earnings)	(535)		(572)		(772)
Preferred dividends	(3,688)		(307)		—
Net income available for common shareholders, adjusted	$324,156		$211,343		$331,515

Weighted average common shares - basic	113,407		78,502		75,176
Earnings per common share - basic	$2.86		$2.69		$4.41

Calculation of Earnings per Common Share - diluted
Net income	$340,536		$224,402		$350,745
Net income attributable to noncontrolling interests	(12,157)	(2)	(12,180)	(2)	(18,458)	(2)
Unvested restricted stock (allocation of earnings)	—		—		(772)	(1)
Preferred dividends	(3,688)		(307)		—
Net income available for common shareholders, adjusted	$324,691		$211,915		$331,515

Weighted average common shares - diluted	113,687		78,800		75,176
Earnings per common share - diluted	$2.86		$2.69		$4.41

(1)For the year ended December 31, 2015, 0.1 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculation as they are not dilutive.

(2) For the years ended December 31, 2017, 2016, and 2015, 4.2 million OP units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    EARNINGS PER OP UNIT OF MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP Unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per OP Unit computations for the years ended December 31, 2017, 2016, and 2015 is presented below (dollars and units in thousands, except per unit amounts):

	2017	2016	2015
Common Units Outstanding
Weighted average common units - basic	117,617	82,661	79,361
Effect of dilutive securities	280	298	—	(1)
Weighted average common units - diluted	117,897	82,959	79,361

Calculation of Earnings per Common Unit - basic
Net income	$340,536	$224,402	$350,745
Unvested restricted stock (allocation of earnings)	(535)	(574)	(772)
Preferred unit distributions	(3,688)	(307)	—
Net income available for common unitholders, adjusted	$336,313	$223,521	$349,973

Weighted average common units - basic	117,617	82,661	79,361
Earnings per common unit - basic:	$2.86	$2.70	$4.41

Calculation of Earnings per Common Unit - diluted
Net income	$340,536	$224,402	$350,745
Unvested restricted stock (allocation of earnings)	—	—	(772)	(1)
Preferred unit distributions	(3,688)	(307)	—
Net income available for common unitholders, adjusted	$336,848	$224,095	$349,973

Weighted average common units - diluted	117,897	82,959	79,361
Earnings per common unit - diluted:	$2.86	$2.70	$4.41

(1) For the year ended December 31, 2015, 0.1 million potentially dilutive securities and their related income are not included in the diluted earnings per unit calculations as they are not dilutive.

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

MAA’s stock compensation plans consist of a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the Amended and Restated 2013 Stock Incentive Plan, or the Stock Plan, which was approved at the 2014 annual meeting of MAA shareholders. The Stock Plan allows for the grant of restricted stock and stock options up to 625,000 shares. MAA believes that such awards better align the interests of its employees with those of its shareholders.

Compensation expense is generally recognized for service based restricted stock awards using the straight-line method over the vesting period of the shares regardless of cliff or ratable vesting distinctions. Compensation expense for market and performance based restricted stock awards is generally recognized using the accelerated amortization method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end. Additionally, compensation expense is adjusted for actual forfeitures for all awards in the period that the award was forfeited. Compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period. MAA presents stock compensation expense in the Consolidated Statements of Operations in "General and administrative expenses". Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which allows employers to make a policy election to account for forfeitures as they occur. The Company elected this option using the modified retrospective transition method, with a cumulative effect adjustment to retained earnings, and there was no material effect on the consolidated financial position or results of operations taken as a whole resulting from the reversal of previously estimated forfeitures.

Total compensation expense under the Stock Plan was approximately $10.8 million, $12.2 million and $6.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Of these amounts, total compensation expense capitalized was approximately $0.2 million, $0.7 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the total unrecognized compensation expense was approximately $14.1 million. This cost is expected to be recognized over the remaining weighted average period of 1.2 years. Total cash paid for the settlement of plan shares totaled $4.8 million, $2.0 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Information concerning grants under the Stock Plan is listed below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, performance condition, or market condition, or a combination thereof, and generally vests ratably over a period from 1 year to 5 years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals such as funds from operations, or FFO, targets and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015, was $84.53, $73.20 and $68.35, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Risk free rate	0.65% - 1.57%	0.49% - 1.27%	0.10% - 1.05%
Dividend yield	3.573%	3.634%	3.932%
Volatility	20.43% - 21.85%	18.41% - 19.45%	15.41% - 16.04%
Requisite service period	3 years	3 years	3 years

The risk free rate was based on a zero coupon risk-free rate. The minimum risk free rate was based on a period of 0.25 years for the years ended December 31, 2017, 2016 and 2015. The maximum risk free rate was based on a period of 3 years for the years ended December 31, 2017, 2016 and 2015. The dividend yield was based on the closing stock price of MAA stock on the date of grant. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns, and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. The minimum volatility was based on a period of 3 years, 2 years and 1 year for the years ended December 31, 2017, 2016 and 2015, respectively. The maximum volatility was based on a period of 1 year, 1 year and 2 years for the years ended December 31, 2017, 2016 and 2015, respectively. The requisite service period is based on the criteria for the separate programs according to the vesting schedule.

A summary of the status of the nonvested restricted shares as of December 31, 2017, and the changes for the year ended December 31, 2017, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	225,624	$71.61
Issued	106,113	87.09
Vested	(147,687)	70.90
Forfeited	(3,358)	84.97
Nonvested at December 31, 2017	180,692	$81.13

The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was approximately $10.5 million, $5.1 million and $2.9 million, respectively.

Stock Options

Stock options are earned when the employee remains employed over the requisite service period and vest ratably over a period from 0.3 years to 2.3 years. Stock options exercised result in new common shares being issued on the open market by the Company. The fair value of stock option awards is determined using the Black-Scholes or Monte Carlo valuation models. No stock options were granted during the years ended December 31, 2017 or December 31, 2015. During the year ended December 31, 2016, 108,198 fully vested stock options were granted with a weighted average grant date fair value of $18.08 per option as a result of options exchanged during the Merger.

The following is a summary of the key assumptions used in the Monte Carlo valuation calculations for stock options granted during the year ended December 31, 2016:

2016
Risk free rate	0.64% - 2.63%
Dividend yield	3.81%
Volatility	21.02% - 21.57%
Expected term	1.11 - 2.11 years

The U.S. Treasury bill rate was used to represent the risk-free rate based on the expected life of the option. The current dividend yield at the time of grant was used to estimate the dividend yield over the life of the option. Volatility is based on the actual changes in the market value of MAA’s stock and is calculated using daily market value changes from the date of grant over a past period equal to the expected term of the stock options. The expected term represents an estimate of the period of time options are expected to remain outstanding.

A summary of the status of the stock options as of December 31, 2017 and the changes for the year ended December 31, 2017 is presented below:

Stock Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	147,282	$76.16
Granted	—	—
Exercised	(21,006)	64.92
Expired	(17,838)	109.05
Outstanding at December 31, 2017	108,438	$72.93

All options outstanding at December 31, 2017 were exercisable and had an intrinsic value of $3.0 million with a weighted average remaining term of 6.0 years. There were 21,006 options and 7,342 options exercised during the years ended December 31, 2017 and 2015, respectively. Cash received from the exercise of stock options totaled $0.4 million for both the years ended December 31, 2017 and 2015, respectively. During the year ended December 31, 2016, no cash was received from the exercise of stock options as no options were exercised.

6.    BORROWINGS

The following table summarizes the Company's outstanding debt as of December 31, 2017 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$410,000	2.5%	4/15/2020
Fixed rate senior notes	2,292,000	4.0%	11/13/2024
Term loans fixed with swaps	550,000	3.0%	4/17/2018
Variable rate term loans	300,000	2.3%	8/29/2020
Fair market value adjustments, debt issuance costs and discounts	(26,235)
Total unsecured debt	$3,525,765	3.5%	12/19/2022

Fixed rate secured debt
Individual property mortgages	$882,752	4.0%	10/9/2019

Variable rate secured debt (1)
Fannie Mae Facility	80,000	1.8%	12/1/2018

Fair market value adjustments and debt issuance costs	13,540
Total secured debt	$976,292	3.8%	9/13/2019

Total outstanding debt	$4,502,057	3.6%	3/11/2022
(1) Includes capped balances

Unsecured Revolving Credit Facility

The Company maintains a $1.0 billion unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at 2.47%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At December 31, 2017, the Company had $410.0 million outstanding under the facility with another approximate $2.5 million of additional capacity used to support outstanding letters of credit. During the year ended December 31, 2017, the facility balance decreased by $80.0 million as result of $885.0 million in payments to the facility offset by $805.0 million in proceeds from the facility.

Senior Unsecured Notes

As of December 31, 2017, the Company had approximately $2.0 billion in principal amount of publicly issued senior unsecured notes and $292.0 million of privately placed senior unsecured notes. These senior unsecured notes had maturities at issuance ranging from seven to twelve years, averaging 6.9 years remaining until maturity as of December 31, 2017.

In May 2017, the Operating Partnership publicly issued $600.0 million in aggregate principal amount of notes, maturing on June 1, 2027 with an interest rate of 3.60% per annum, or the 2027 Notes. The purchase price paid by the initial purchasers was 99.58% of the principal amount. The 2027 Notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest on the 2027 Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017. The net proceeds from the offering, after deducting the original issue discount of approximately $2.5 million and underwriting commissions and expenses of approximately $3.9 million, were approximately $593.6 million. The 2027 Notes have been reflected net of discount and debt issuance costs in the Consolidated Balance Sheets. In connection with the issuance of the 2027 Notes, the Operating Partnership cash settled $300 million in forward interest rate swap agreements. After considering the forward interest rate swaps, the effective interest rate of the 2027 Notes was 3.68% over the ten year term.

In July 2017, the Company retired $150.0 million of senior unsecured notes that had been assumed as part of the Merger. The notes were scheduled to mature in October 2017.

In November 2017, the Company retired $18.0 million of privately placed senior unsecured notes at maturity.

Unsecured Term Loans

The Company maintains four term loans with a syndicate of banks, one led by KeyBank National Association, or KeyBank, two by Wells Fargo Bank, N.A., or Wells Fargo, and one by U.S. Bank National Association, or U.S. Bank, respectively. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings. The Wells Fargo term loans have balances of $250.0 million and $300.0 million, respectively, mature in 2018 and 2022, respectively, and have variable interest rates of LIBOR plus spreads of 0.90% to 1.90% and 0.90% to 1.75%, respectively, based on the Company's credit ratings. The U.S. Bank term loan has a balance of $150.0 million, matures in 2020, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.90% based on the Company's credit ratings.

Secured Property Mortgages

As of December 31, 2017, the Company had $882.8 million of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019.

In February 2017, the Company retired a $15.8 million mortgage associated with the Grand Cypress apartment community. The mortgage was scheduled to mature in August 2017.

In May 2017, the Company retired a $156.4 million mortgage associated with the following apartment communities: CG at Edgewater, CG at Madison, CG at Seven Oaks, CG at Town Park, CG at Barrett Creek, CG at River Oaks, and CG at Huntersville. The mortgage was scheduled to mature in June 2019.

In September 2017, the Company retired a $13.9 million mortgage associated with the Venue at Stonebridge Ranch. The mortgage was scheduled to mature in December 2017.

In December 2017, the Company retired a $20.1 million mortgage associated with La Valencia at Starwood. The mortgage was scheduled to mature in March 2018.

In December 2017, the Company retired a $27.4 million mortgage associated with CG at Trinity Commons. The mortgage was scheduled to mature in April 2018.

In addition to these retirements, the Company paid $12.0 million associated with property mortgage principal amortizations during the year ended December 31, 2017.

Secured Credit Facility

The Company maintains a $80.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by the Federal National Mortgage Association, or the Fannie Mae Facility. The Fannie Mae Facility matures in 2018. Borrowings under the Fannie Mae Facility totaled $80.0 million at December 31, 2017, all of which was variable rate at an average interest rate of 1.8%. The available borrowing capacity at December 31, 2017 was $80.0 million. During the year ended December 31, 2017, the Fannie Mae Facility outstanding balance decreased $80.0 million as the result of a November 2017 maturity payment.

The following table summarizes interest rate ranges, maturity and balance of the Company's indebtedness, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2017 and the balance of the Company's indebtedness, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2016 (dollars in millions):

	December 31, 2017
	Actual Interest Rates	Current Average Interest Rate	Maturity	Balance	Balance as of December 31, 2016
Fixed rate
Unsecured	3.38 - 5.57%	3.97%	2018-2027	$2,292.0	$1,860.0
Secured	3.00 - 5.49%	3.97%	2018-2025	882.8	1,128.3
Interest rate swaps	2.45 - 3.55%	2.96%	2018	550.0	850.0
				$3,724.8	$3,838.3
Variable rate(1)
Unsecured	2.31 - 2.47%	2.41%	2020-2021	$710.0	$490.0
Secured	1.76%	1.76%	2018	55.0	110.0
Secured interest rate cap	1.76%	1.76%	2018	25.0	50.0
				$790.0	$650.0

Fair market value adjustments, debt issuance costs and discounts				(12.7)	11.4
				$4,502.1	$4,499.7

(1) Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2017, and 2016, respectively, which results in paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap. Rates and maturities for capped balances are for the underlying debt, unless the strike rate has been reached.

The following table includes scheduled principal repayments on the Company's outstanding borrowings at December 31, 2017, as well as the amortization of the fair market value of debt assumed, debt discounts and issuance costs (in thousands):

Year	Amortization	Maturities	Total
2018	$19,016	$418,141	$437,157
2019	4,653	562,784	567,437
2020	1,967	712,456	714,423
2021	(1,462)	340,618	339,156
2022	(2,037)	667,000	664,963
Thereafter	(3,468)	1,782,389	1,778,921
	$18,669	$4,483,388	$4,502,057

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$80.0 million of the Fannie Mae Facility, all of which has been borrowed as of December 31, 2017; and

•	$292.0 million of the privately placed senior unsecured notes.

7.    FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at December 31, 2017 and December 31, 2016, totaled $3.2 billion and $3.0 billion, respectively, and had estimated fair values of $3.3 billion and $3.1 billion (excluding prepayment penalties), respectively, as of December 31,

2017 and December 31, 2016. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2017 and December 31, 2016, totaled $1.3 billion and $1.5 billion, respectively, and had estimated fair values of $1.3 billion and $1.5 billion (excluding prepayment penalties), respectively, as of December 31, 2017 and December 31, 2016. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded that these rates reasonably estimate current market rates. Management has determined the inputs used to value the outstanding debt fall within Level 2 of the fair value hierarchy, and therefore, the fair market valuation of debt is considered Level 2 in the fair value hierarchy.

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company uses interest rate swaps and interest rate caps to add stability to interest expense and to manage its exposure to interest rate movements. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair value of interest rate derivative contracts designated as hedging instruments recorded in "Other assets" in the accompanying Consolidated Balance Sheets was $3.6 million and $2.4 million as of December 31, 2017 and December 31, 2016, respectively. The fair value of interest rate derivative contract liabilities recorded in "Accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheets was $1.3 million and $7.6 million as of December 31, 2017 and December 31, 2016, respectively.

To comply with the provisions of ASC 820, management incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Based on the fair value measurement guidance issued by the Financial Accounting Standard Board, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

The derivative asset related to the redemption feature embedded in the MAA Series I preferred stock issued in connection with Merger is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred share assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. This analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company's option beginning on October 1, 2026 and at the redemption price of $50 per share (see Note 9). The analysis uses observable market-based inputs, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to "Other non-operating income or expense" in the accompanying Consolidated Statements of Operations. The embedded derivative for these preferred shares was initially recorded at a fair value of $10.8 million at the date of the Merger and as of December 31, 2016 and then subsequently adjusted to its fair value of $21.2 million at December 31, 2017. The $10.4 million increase includes a purchase price allocation adjustment of $1.6 million, which is included in the Merger's opening balance sheet, and was recorded in the first quarter of 2017, as well as $8.8 million of mark to market adjustments of non-cash income recorded to reflect the change in fair value of the derivative asset in the year ended December 31, 2017.

The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of its derivatives held as of December 31, 2017 and December 31, 2016 were classified as Level 2 in the fair value hierarchy.

 Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on the variable rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $0.9 million will be reclassified to earnings as an increase to "Interest expense", which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

As of December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate cap	1	$25,000,000
Interest rate swaps	10	$550,000,000

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)			Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31,	2017	2016	2015		2017	2016	2015		2017	2016	2015
Interest rate contracts	$319	$(1,500)	$(8,306)	Interest expense	$(730)	$(4,364)	$(7,064)	Interest expense	$197	$(54)	$(100)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Earnings on Derivative
For the year ended December 31,		2017	2016	2015

Interest rate products	Interest expense	$—	$—	$(3)
Preferred stock embedded derivative	Non-operating income	8,807	—	—
Total derivatives not designated as hedging instruments		$8,807	$—	$(3)

Credit-risk-related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2017, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements at the termination value of $1.6 million.

Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

Other Comprehensive Income

The Company's other comprehensive income consists entirely of gains and losses attributable to the effective portion of its cash flow hedges. The chart below reflects the change in the balance for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Changes in Accumulated Other Comprehensive Income (Loss) from Cash Flow Hedges by Component
	Affected Line Item in the Consolidated Statements of Operations
		2017	2016	2015
Beginning balance		$1,144	$(1,589)	$(412)
Other comprehensive income (loss) before reclassifications		319	(1,500)	(8,306)
Amounts reclassified from Accumulated other comprehensive income (interest rate contracts)	Interest expense	730	4,364	7,064
Net current period other comprehensive (income) loss attributable to noncontrolling interests		(36)	(131)	65
Net current period other comprehensive income (loss) attributable to MAA		1,013	2,733	(1,177)
Ending balance		$2,157	$1,144	$(1,589)

8.    INCOME TAXES

Due to the structure of MAA as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the MAA level. In addition, as MAALP is structured as a limited partnership, and its partners recognize their proportionate share of income or loss in their tax returns, no provision for federal income taxes has been made at the MAALP level. Historically, the Company has incurred certain state and local income, excise and franchise taxes. The Company has elected TRS status for certain of its corporate subsidiaries. As a result, the TRSs incur both federal and state income taxes on any taxable income after consideration of any net operating losses.
Taxable REIT Subsidiaries

The Company acquired the operations of a TRS, Colonial Properties Services, Inc., or CPSI, through an acquisition in 2013. As a result, CPSI’s tax attributes were included in MAA’s consolidated financial statements subsequent to the acquisition date. CPSI has provided property development, construction, leasing and management services for joint venture and third-party owned properties, administrative services to MAA and engaged in for-sale development activity. CPSI also owned and operated two multifamily apartment communities; however, during 2016, CPSI distributed these communities to MAALP.  The distribution resulted in a reduction of the deferred tax asset for real estate asset basis differences and the valuation allowance. In 2017, CPSI converted from a corporation to a limited liability company, which resulted in a deemed liquidation for income tax purposes. At the date of conversion, CPSI changed its name to CPSI, LLC and is no longer a TRS. CPSI, LLC is currently a disregarded entity for income tax purposes, is solely owned by MAALP and owns undeveloped land.

The Company acquired the operations of a TRS, Post Asset Management, Inc., or PAM, through the Merger in 2016. As a result, PAM’s tax attributes are included in MAA’s consolidated financial statements subsequent to the acquisition date. PAM provides third-party services to MAA and MAA’s indirectly owned properties. PAM also owns a tract of undeveloped land.

The Company generally reimburses its TRSs for payroll and other costs incurred in providing services to MAA. All intercompany transactions are eliminated in the accompanying consolidated financial statements. A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRSs did not generate any material taxable income or income tax expense for the years ended December 31, 2017, 2016 and 2015.

The TRSs use the liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

As a result of the CPSI conversion to CPSI, LLC and deemed liquidation, the Company’s deferred tax asset and liability balances as of December 31, 2017 were immaterial. As of December 31, 2016, the Company had recorded net deferred tax assets relating to CPSI, which included a net operating loss, or NOL, of $58.2 million. The net deferred tax assets were fully offset by a valuation allowance as it was more likely than not the net deferred tax assets would not be realized.

For the years ended December 31, 2017 and 2016, the components of the Company’s deferred income tax assets and liabilities were as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets
Real estate asset basis differences	$—	$13,387
Deferred expenses	—	12,481
Net operating loss carryforward	—	32,585
Accrued liabilities	—	102
	$—	$58,555
Deferred tax liabilities
Real estate asset basis differences	$—	$(311)

Net deferred tax assets, before valuation allowance	$—	$58,244
Valuation allowance	—	(58,244)
Net deferred tax assets	$—	$—

For the years ended December 31, 2017, 2016, and 2015, the reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to the income tax provision was as follows (in thousands):

	2017	2016	2015
Tax expense at U.S. statutory rates on TRS income subject to tax	$2,177	$3,185	$2,506
Effect of permanent differences and other	—	—	(730)
Decrease in valuation allowance	(2,177)	(3,185)	(1,776)
TRS income tax provision	$—	$—	$—

The Company had no reserve for uncertain tax positions for the years ended December 31, 2017, 2016 and 2015. If necessary, the Company accrues interest and penalties on unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2017, 2016 and 2015, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee. The income tax expense line item shown in the Consolidated Statements of Operations represents the Texas-based margin tax for all Texas properties and federal and state taxes for PAM.

As of December 31, 2017 and 2016, the Company held federal NOL carryforwards of approximately $71.5 million for income tax purposes that expire in years 2019 to 2033. During the year ended December 31, 2016, the Company's NOL increased by $25.2 million through its acquisition of Post Properties. Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards before utilization. The Company may use these NOLs to offset all or a portion of the taxable income generated at the REIT level.

Tax years 2014 through 2017 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2017, 2016 and 2015, dividends per share held for the entire year were estimated to be taxable as follows:

	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$2.79	80.2%	$3.28	100%	$3.07	99.7%
Capital gain	0.31	8.9%	—	—%	—	—%
Un-recaptured Section 1250 gain	0.38	10.9%	—	—%	0.01	0.3%
	$3.48	100.00%	$3.28	100.00%	$3.08	100.00%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties in 2017.

Merger

As discussed in Note 2, on December 1, 2016, the Company completed the Merger, whereby Post Properties merged with and into MAA completing the Parent Merger and Post LP merged with and into MAALP completing the Partnership Merger. The Company believes the Parent Merger constituted a tax free merger under Code Section 368(a). Additionally, the Company believes the Partnership Merger constituted a tax free merger under Code Section 708. As a result of the tax free merger treatment, the Merger did not result in the recognition of a gain to any security holder of MAA, Post Properties, MAALP or Post LP.

U.S. Tax Reform

In December 2017, the Tax Cuts and Jobs Act, or the Act, was enacted in the United States, requiring companies to account in 2017 for the current and future effects of the legislative changes. As REITs are pass-through entities for the purpose of U.S. federal taxation, the legislative changes created by the Act are largely not applicable to the Company. Generally, the effects to REITs resulting from the Act include a reduction in the TRS federal statutory tax rate to 21% and a one-time inclusion in REIT taxable income of foreign subsidiary earnings. As noted above, the TRS’s recognized no material taxable income in 2017 and the Company has no foreign subsidiaries. Management has concluded there was no material effect to the Company’s consolidated financial statements from either a tax or financial statement perspective as a result of the Act.

9.    SHAREHOLDERS' EQUITY OF MAA

On December 31, 2017, 113,643,166 shares of common stock of MAA and 4,191,586 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,834,752 shares and units. At December 31, 2016, 113,518,212 shares of common stock of MAA and 4,220,403 OP units were outstanding, representing a total of 117,738,615 shares and units. Options to purchase 108,438 shares of MAA's common stock were outstanding as of December 31, 2017 compared to 147,282 outstanding options as of December 31, 2016. During the year ended December 31, 2017, 47,956 shares of MAA's common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the year ended December 31, 2016, 22,067 shares were acquired for such purposes.

Preferred Stock

As of December 31, 2017, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

Description	Outstanding Shares	Liquidation Preference(1)	Optional Redemption Date	Redemption Price (2)	Stated Dividend Yield	Approximate Dividend Rate
Series I	867,846	$50.00	10/1/2026	$50.00	8.50%	$4.25
(1) The total liquidation preference for the outstanding preferred stock is $43.4 million.
(2) The redemption price is the price at which the preferred stock is redeemable, at MAA's option, for cash.

Noncontrolling Interests

Noncontrolling interests in the accompanying consolidated financial statements relates to the limited partnership interests in the Operating Partnership owned by the holders of the Class A OP Units, or Class A Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units, or Class B Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A Units or Class B Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B Units equal to the number of shares of MAA's common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

MAA’s Board of Directors established economic rights in respect to each Class A Unit that were equivalent to the economic rights in respect to each share of MAA common stock. The holders of Class A Units may redeem each of their units in exchange for one share of common stock in MAA or cash, at the option of MAA. At December 31, 2017, a total of 4,191,586 Class A Units were outstanding and redeemable by the holders of the units for 4,191,586 shares of MAA common stock or approximately $421.5 million, based on the closing price of MAA’s common stock on December 31, 2017 of $100.56 per share, at MAA’s option. At December 31, 2016, a total of 4,220,403 Class A Units were outstanding and redeemable by the holders of the units for 4,220,403 shares of MAA common stock or approximately $413.3 million, based on the closing price of MAA’s common stock on December 31, 2016 of $97.92 per share, at MAA’s option. The Operating Partnership pays the same per unit distribution in respect to the Class A Units as the per share distribution MAA pays in respect to the common stock. The Operating Partnership's net income for 2017, 2016 and 2015 was allocated approximately 3.6%, 5.0% and 5.2%, respectively, to holders of Class A Units and 96.4%, 95.0% and 94.8%, respectively, to MAA as the holder of all Class B Units.

MAA further determined that the noncontrolling interest in its consolidated real estate entity totaling $2.3 million (see Note 1) met the criterion to be classified and accounted for as a component of permanent equity.

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A Units have the ability to reinvest all or part of their distributions from the Operating Partnership into MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in MAA's common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA has registered with the SEC the offer and sale of up to 9,600,000 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount. Shares of MAA's common stock totaling 9,568 in 2017, 7,906 in 2016, and 8,562 in 2015 were acquired by participants under the DRSPP. MAA did not offer a discount for optional cash purchases in 2017, 2016 or 2015.

10.    PARTNERS' CAPITAL OF MAALP

OP Units

Interests in MAALP are represented by OP Units. As of December 31, 2017, there were 117,834,752 OP Units outstanding, 113,643,166 or 96.4% of which were owned by MAA, MAALP's general partner. The remaining 4,191,586 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of December 31, 2016, there were 117,738,615 OP Units outstanding, 113,518,212 or 96.4% of which were owned by MAA and 4,220,403 of which were owned by the Class A Limited Partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of the Operating Partnership subject to the restrictions specifically contained within MAALP's agreement of limited partnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement of MAALP, this power includes, but is not limited to, acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on the Operating Partnership's assets; and distribution of Operating Partnership cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. The general partner may delegate these and other powers granted if the general partner remains in supervision of the designee.

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of December 31, 2017, a total of 4,191,586 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 113,643,166 Class B Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

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

At December 31, 2017, a total of 4,191,586 Class A Units were outstanding and redeemable for 4,191,586 shares of MAA common stock, with an approximate value of $421.5 million, based on the closing price of MAA’s common stock on December 31, 2017 of $100.56 per share. At December 31, 2016, a total of 4,220,403 Class A Units were outstanding and redeemable for 4,220,403 shares of MAA common stock, with an approximate value of $413.3 million, based on the closing price of MAA’s common stock on December 31, 2016 of $97.92 per share. The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

11.     EMPLOYEE BENEFIT PLANS

The following provides details of the employee benefit plans not previously discussed in Note 5.

401(k) Savings Plans

MAA's 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. Subsequent to the Merger, eligible employees of Post Properties continued to actively participate in the Post Properties 401(k) Plan, which also is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA's Board of Directors has the discretion to approve matching contributions to these plans. MAA's contributions to these plans were approximately $2.8 million, $2.0 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Non-Qualified Deferred Compensation Retirement Plan

MAA has adopted a non-qualified deferred compensation retirement plan for certain selected executive employees. Under the terms of the plan, employees may elect to defer a percentage of the compensation and bonus, and MAA may, but is not obligated to, match a portion of their salary deferral. MAA’s match to this plan for the years ended December 31, 2017, 2016 and 2015 was approximately $249,000, $96,000 and $106,000, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, directors deferred 12,293 shares, 10,166 shares and 8,466 shares of common stock, respectively, with weighted-average grant date fair values of $101.34, $97.99 and $78.62, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares for the years ended December 31, 2017, 2016 and 2015.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401 (a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all Participants with an account balance under the ESOP became 100% vested. The Company did not contribute to the ESOP during 2017, 2016 or 2015. As of December 31, 2017, there were 145,598 shares outstanding with a fair value of $14.6 million.

12.     COMMITMENTS AND CONTINGENCIES

Land and Equipment Leases

The Company has a ground lease expiring in 2074 related to one of its apartment communities acquired in the Merger. This lease contains stated rent increases that generally compensate for the impact of inflation.  The Company also has office, equipment and other operating leases.  Future minimum lease payments for non-cancelable land, equipment and other operating leases at December 31, 2017, were as follows (in thousands):

Minimum Lease Payments
2018	$882
2019	724
2020	708
2021	718
2022	733
Thereafter	62,788
Total	$66,553

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

In December 2017, a non-profit civil rights organization filed suit against MAA and the Operating Partnership in the United States District Court for the District of Columbia. The suit alleges the Company maintained and enforced a criminal records screening policy at certain of its apartment communities, all of which are apartments acquired from Post Properties in the Merger, which violates the FHA. The suit seeks injunctive relief, actual and punitive damages and attorneys' fees and costs.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management does not currently believe such matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

As of December 31, 2017 and December 31, 2016, the Company's accrual for loss contingencies, including the legal proceedings referenced above, was $32.1 million and $42.1 million in the aggregate, respectively. The loss contingencies are presented in "Accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheets.

13.    RELATED PARTY TRANSACTIONS

The Company holds investments in unconsolidated affiliates accounted for under the equity method of accounting. All significant intercompany transactions were eliminated in the accompanying consolidated financial statements.

The cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a payable to MAA, its general partner, of $19,000 at each of the years ended December 31, 2017, and 2016. The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.

14.     SEGMENT INFORMATION

As of December 31, 2017, the Company owned or had an ownership interest in 302 multifamily apartment communities in 17 different states and the District of Columbia from which it derived all significant sources of earnings and operating cash flows. Management evaluates performance and determines resource allocations of each of the apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis.  This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following reflects the three reportable operating segments for the Company:

•
Large Market Same Store communities are generally communities in markets with a population of at least 1 million and at least 1% of the total public multifamily REIT units that the Company has owned and has been stabilized for at least a full 12 months.

•
Secondary Market Same Store communities are generally communities in markets with populations of more than 1 million but less than 1% of the total public multifamily REIT units or markets with populations of less than 1 million that the Company has owned and has been stabilized for at least a full 12 months.

•
Non-Same Store and Other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have undergone a significant casualty loss. Also included in non-same store communities are non-multifamily activities.

On the first day of each calendar year, the Company determines the composition of its same store operating segments for that year as well as adjust the previous year, which allows the Company to evaluate full period-over-period operating comparisons. Properties in development or lease-up are added to the same store portfolio on the first day of the calendar year after it has been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from the same store portfolio.

The Company utilizes NOI in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. Management believes NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

All properties acquired as a result of the Merger have been placed in the Non-Same Store and Other operating segment, as the properties were recent acquisitions and had not been owned and stabilized for at least 12 months as of the first day of the applicable calendar year.

Revenues and NOI for each reportable segment for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015 (1)
Revenues:
Large Market Same Store	$672,131	$652,560	$612,934
Secondary Market Same Store	349,007	340,161	327,700
Non-Same Store and Other	507,849	132,627	102,145
Total rental and other property revenues	$1,528,987	$1,125,348	$1,042,779

NOI:
Large Market Same Store	$422,075	$407,294	$377,025
Secondary Market Same Store	218,673	213,273	204,382
Non-Same Store and Other	311,508	81,425	60,727
Total NOI	952,256	701,992	642,134
Depreciation and amortization	(493,708)	(322,958)	(294,520)
Property management expenses	(43,588)	(34,093)	(30,990)
General and administrative expenses	(40,194)	(29,040)	(25,716)
Merger and integration expenses	(19,990)	(40,823)	—
Interest expense	(154,751)	(129,947)	(122,344)
Gain on sale of depreciable real estate assets	127,386	80,397	189,958
Income tax expense	(2,619)	(1,699)	(1,673)
Gain on sale of non-depreciable real estate assets	21	2,171	172
Other non-operating income (expense)	14,353	(1,839)	(6,274)
Gain (loss) from real estate joint ventures	1,370	241	(2)
Net income attributable to noncontrolling interests	(12,157)	(12,180)	(18,458)
Dividends to MAA Series I preferred shareholders	(3,688)	(307)	—
Net income available for MAA common shareholders	$324,691	$211,915	$332,287

(1) The 2015 column shows the segment break down based on the 2016 same store portfolios. A comparison using the 2017 same store portfolio would not be comparative due to the nature of the segment classifications.

Assets for each reportable segment as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017	December 31, 2016
Assets
Large Market Same Store	$4,003,859	$4,126,885
Secondary Market Same Store	1,718,237	1,768,183
Non-Same Store and Other	5,570,003	5,479,780
Corporate assets	199,820	229,643
Total assets	$11,491,919	$11,604,491

15.      REAL ESTATE ACQUISITIONS AND DISPOSITIONS

The following table reflects the Company's acquisition activity for the year ended December 31, 2017:

Community	Market	Units	Date Acquired
Charlotte at Midtown	Nashville, TN	279	March 16, 2017
Acklen West End	Nashville, TN	320	December 28, 2017

The following table reflects the Company's disposition activity for the year ended December 31, 2017:

Community	Market	Units/Acres	Date Sold
Lakewood Ranch - Outparcel	Tampa, FL	12 acres	April 7, 2017
Post Alexander - Outparcel	Atlanta, GA	1 acre	June 12, 2017
Paddock Club Lakeland	Lakeland, FL	464 units	July 13, 2017
Paddock Club Lakeland - Outparcel	Lakeland, FL	9 acres	July 13, 2017
Paddock Club Montgomery	Montgomery, AL	208 units	July 20, 2017
Northwood Place	Fort Worth, TX	270 units	July 20, 2017
Town Park Lot 12	Orlando, FL	1 acre	August 7, 2017
Terraces at Fieldstone	Atlanta, GA	316 units	November 30, 2017
Terraces at Towne Lake	Atlanta, GA	502 units	November 30, 2017

16.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MAA (UNAUDITED)

The following table reflects MAA's selected quarterly financial information for the year ended December 31, 2017 (dollars in thousands, except per share data):

	Year Ended December 31, 2017
	First	Second	Third	Fourth
Rental and other property revenues	$378,908	$382,791	$384,550	$382,738
Income before non-operating items	77,656	85,976	94,671	96,473
Net income	43,416	50,155	118,958	128,007
Net income available for MAA common shareholders	40,983	47,393	113,787	122,528

Per share:
Earnings per common share - basic	$0.36	$0.42	$1.00	$1.08
Earnings per common share - diluted	0.36	0.42	1.00	1.08

The following table reflects MAA's selected quarterly financial information for the year ended December 31, 2016 (dollars in thousands, except per share data):

	Year Ended December 31, 2016
	First	Second	Third	Fourth
Rental and other property revenues	$269,016	$272,236	$276,898	$307,198
Income before non-operating items	77,422	78,215	74,823	44,618
Net income	45,808	47,630	88,906	42,058
Net income available for MAA common shareholders	43,413	45,144	84,279	39,079

Per share:
Earnings per common share - basic	$0.58	$0.60	$1.12	$0.44
Earnings per common share - diluted	0.58	0.60	1.12	0.44

17.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MAALP (UNAUDITED)

The following table reflects MAALP's selected quarterly financial information for the year ended December 31, 2017 (dollars in thousands, except per unit data):

	Year Ended December 31, 2017
	First	Second	Third	Fourth
Rental and other property revenues	$378,908	$382,791	$384,550	$382,738
Income before non-operating items	77,656	85,976	94,671	96,473
Net income	43,416	50,155	118,958	128,007
Net income available for MAALP common unitholders	42,494	49,233	118,036	127,085

Per unit:
Earnings per common unit - basic	$0.36	$0.42	$1.00	$1.08
Earnings per common unit - diluted	0.36	0.42	1.00	1.08

The following table reflects MAALP's selected quarterly financial information for the year ended December 31, 2016 (dollars in thousands, except per unit data):

	Year Ended December 31, 2016
	First	Second	Third	Fourth
Rental and other property revenues	$269,016	$272,236	$276,898	$307,198
Income before non-operating items	77,422	78,215	74,823	44,618
Net income	45,808	47,630	88,906	42,058
Net income available for MAALP common unitholders	45,808	47,630	88,906	41,751

Per unit:
Earnings per common unit - basic	$0.61	$0.60	$1.12	$0.45
Earnings per common unit - diluted	0.61	0.60	1.12	0.45

18.     SUBSEQUENT EVENTS

Financing

On February 1, 2018, the Company retired a $38.5 million mortgage associated with Highlands of West Village. The mortgage was scheduled to mature in May 2018.

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(Dollars in thousands)

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$1,254	$2,640	$30,096	$32,736	$(6,688)	$26,048	2009	1 - 40
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,761	22,079	—	3,261	3,761	25,340	29,101	(5,289)	23,812	2010	1 - 40
Colonial Village at Trussville	Birmingham, AL	—		3,402	31,813	—	2,284	3,402	34,097	37,499	(6,552)	30,947	1996/97	1 - 40
Eagle Ridge	Birmingham, AL	—		851	7,667	—	3,896	851	11,563	12,414	(7,362)	5,052	1986	1 - 40
Colonial Grand at Traditions	Gulf Shores,AL	—		3,211	25,162	—	2,106	3,211	27,268	30,479	(5,623)	24,856	2007	1 - 40
Colonial Grand at Edgewater	Huntsville, AL	—		4,943	38,673	—	4,291	4,943	42,964	47,907	(7,608)	40,299	1990	1 - 40
Colonial Promenade at Huntsville	Huntsville, AL	—		2,000	—	—	2	2,000	2	2,002	(1)	2,001	2017	1 - 40
Paddock Club at Providence	Huntsville, AL	—		909	10,152	830	13,817	1,739	23,969	25,708	(13,490)	12,218	1993	1 - 40
Colonial Grand at Madison	Madison, AL	—		3,601	28,934	—	1,413	3,601	30,347	33,948	(5,973)	27,975	2000	1 - 40
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	1,588	1,290	13,826	15,116	(2,472)	12,644	2008	1 - 40
Colonial Grand at Liberty Park	Vestavia Hills, AL	16,404		3,922	30,977	—	4,564	3,922	35,541	39,463	(6,857)	32,606	2000	1 - 40
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	2,355	7,901	29,537	37,438	(9,643)	27,795	2007	1 - 40
Residences at Fountainhead	Phoenix, AZ	—		12,212	56,705	—	797	12,212	57,502	69,714	(2,683)	67,031	2015	1 - 40
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	2,179	2,668	16,756	19,424	(5,147)	14,277	2007	1 - 40
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	2,758	12,741	50,459	63,200	(19,329)	43,871	2005	1 - 40
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,219	26,255	—	1,409	4,219	27,664	31,883	(5,232)	26,651	2002	1 - 40
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,612	20,273	—	1,934	3,612	22,207	25,819	(4,217)	21,602	1999	1 - 40
Colonial Grand at OldTown Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	4,414	7,820	56,041	63,861	(10,256)	53,605	1994/95	1 - 40
SkySong	Scottsdale, AZ	—		—	55,748	—	1,176	—	56,924	56,924	(3,827)	53,097	2014	1 - 40
Calais Forest	Little Rock, AR	—		1,026	9,244	—	7,741	1,026	16,985	18,011	(11,422)	6,589	1987	1 - 40
Napa Valley	Little Rock, AR	—		960	8,642	—	5,361	960	14,003	14,963	(9,166)	5,797	1984	1 - 40
Palisades at Chenal Valley	Little Rock, AR	—		2,560	25,234	—	3,395	2,560	28,629	31,189	(6,366)	24,823	2006	1 - 40
Ridge at Chenal Valley	Little Rock, AR	—		2,626	—	—	27,537	2,626	27,537	30,163	(3,935)	26,228	2012	1 - 40
Westside Creek	Little Rock, AR	—		1,271	11,463	—	8,285	1,271	19,748	21,019	(12,205)	8,814	1984/86	1 - 40
Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	5,389	1,024	14,608	15,632	(9,658)	5,974	1985	1 - 40
Indigo Point	Brandon, FL	—	(1)	1,167	10,500	—	3,514	1,167	14,014	15,181	(8,515)	6,666	1989	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	6,192	2,896	32,303	35,199	(19,400)	15,799	1998	1 - 40
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	3,072	2,980	43,302	46,282	(7,910)	38,372	1999	1 - 40
The Preserve at Coral Square	Coral Springs, FL	—		9,600	40,004	—	9,175	9,600	49,179	58,779	(22,555)	36,224	1996	1 - 40
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	4,689	1,800	20,568	22,368	(9,467)	12,901	1999	1 - 40
The Retreat at Magnolia Park	Gainesville, FL	—		2,040	16,338	—	745	2,040	17,083	19,123	(3,920)	15,203	2009	1 - 40
Colonial Grand at Heathrow	Heathrow, FL	20,310		4,101	35,684	—	2,667	4,101	38,351	42,452	(7,306)	35,146	1997	1 - 40
220 Riverside	Jacksonville, FL	—		2,500	38,416	—	2,753	2,500	41,169	43,669	(2,388)	41,281	2015	1 - 40
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	1,546	4,000	21,041	25,041	(5,022)	20,019	2008	1 - 40
Colonial Grand at Randall Lakes II	Jacksonville, FL	—		3,200	—	—	36,696	3,200	36,696	39,896	(982)	38,914	2017	1 - 40
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,494	854	10,994	11,848	(7,952)	3,896	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	5,369	1,533	19,204	20,737	(12,455)	8,282	1987	1 - 40
Lakeside	Jacksonville, FL	—		1,430	12,883	—	8,093	1,430	20,976	22,406	(14,894)	7,512	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	35,052	—	5,170	4,047	40,222	44,269	(19,570)	24,699	2003	1 - 40
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	2,924	1,411	17,891	19,302	(8,887)	10,415	1998	1 - 40
St. Augustine	Jacksonville, FL	—		2,857	6,475	—	19,684	2,857	26,159	29,016	(12,327)	16,689	1987	1 - 40
St. Augustine II	Jacksonville, FL	—		—	—	—	2	—	2	2	(1)	1	2008	1 - 40
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	1,056	6,417	37,125	43,542	(8,354)	35,188	2009	1 - 40
Woodhollow	Jacksonville, FL	—		1,686	15,179	(8)	8,795	1,678	23,974	25,652	(16,277)	9,375	1986	1 - 40
Colonial Grand at Town Park	Lake Mary, FL	—		5,742	56,562	—	3,455	5,742	60,017	65,759	(11,755)	54,004	2005	1 - 40
Colonial Grand at Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	353	3,481	10,664	14,145	(2,132)	12,013	2004	1 - 40
Colonial Grand at Lake Mary	Lake Mary, FL	—		6,346	41,539	—	23,107	6,346	64,646	70,992	(9,528)	61,464	2012	1 - 40
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	3,708	7,880	44,883	52,763	(8,533)	44,230	2006	1 - 40
Colonial Grand at Heather Glen	Orlando, FL	—		4,662	56,988	—	4,428	4,662	61,416	66,078	(11,119)	54,959	2000	1 - 40
Colonial Grand at Randal Lakes	Orlando, FL	—		5,659	50,553	—	10,643	5,659	61,196	66,855	(6,052)	60,803	2013	1 - 40
Post Lake at Baldwin Park	Orlando, FL	—		18,101	144,200	—	496	18,101	144,696	162,797	(6,212)	156,585	2011	1 - 40
Post Lakeside	Orlando, FL	—		7,046	52,585	—	166	7,046	52,751	59,797	(2,097)	57,700	2013	1 - 40
Post Parkside	Orlando, FL	—		5,669	49,754	—	665	5,669	50,419	56,088	(2,187)	53,901	1999	1 - 40
Park Crest at Innisbrook	Palm Harbor, FL	27,159		6,900	26,613	—	2,229	6,900	28,842	35,742	(9,123)	26,619	2000	1 - 40
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	3,952	893	18,228	19,121	(9,868)	9,253	2000	1 - 40
Colonial Village at Twin Lakes	Sanford, FL	23,246		3,091	47,793	—	1,777	3,091	49,570	52,661	(9,338)	43,323	2005	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	14,458	1,480	19,263	20,743	(12,330)	8,413	1992	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Verandas at Southwood	Tallahassee, FL	—		3,600	25,914	—	731	3,600	26,645	30,245	(3,219)	27,026	2003	1 - 40
Belmere	Tampa, FL	—		852	7,667	—	6,725	852	14,392	15,244	(9,850)	5,394	1984	1 - 40
Links at Carrollwood	Tampa, FL	—		817	7,355	110	5,168	927	12,523	13,450	(7,945)	5,505	1980	1 - 40
Post Bay at Rocky Point	Tampa, FL	—		4,541	28,381	—	366	4,541	28,747	33,288	(1,197)	32,091	1997	1 - 40
Post Harbour Place	Tampa, FL	—		16,296	116,193	—	2,031	16,296	118,224	134,520	(5,209)	129,311	1997	1 - 40
Post Hyde Park	Tampa, FL	42,050		16,891	95,259	—	975	16,891	96,234	113,125	(4,263)	108,862	1994	1 - 40
Post Rocky Point	Tampa, FL	—		35,260	153,102	—	2,994	35,260	156,096	191,356	(6,618)	184,738	1994-1996	1 - 40
Post Soho Square	Tampa, FL	—		5,190	56,296	—	96	5,190	56,392	61,582	(2,224)	59,358	2012	1 - 40
Village Oaks	Tampa, FL	—		2,738	19,055	153	2,334	2,891	21,389	24,280	(6,969)	17,311	2005	1 - 40
Colonial Grand at Hampton Preserve	Tampa, FL	—		6,233	69,535	—	1,264	6,233	70,799	77,032	(12,363)	64,669	2012	1 - 40
Colonial Grand at Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	1,879	3,051	44,647	47,698	(7,910)	39,788	2004	1 - 40
Colonial Grand at Windermere	Windermere, FL	—		2,711	36,710	—	1,023	2,711	37,733	40,444	(6,520)	33,924	2009	1 - 40
Allure at Brookwood	Atlanta, GA	—		11,168	52,758	—	4,313	11,168	57,071	68,239	(11,027)	57,212	2008	1 - 40
Allure in Buckhead Village Residential	Atlanta, GA	—		8,633	19,844	—	5,931	8,633	25,775	34,408	(5,890)	28,518	2002	1 - 40
The High Rise at Post Alexander	Atlanta, GA	—		8,435	92,294	—	157	8,435	92,451	100,886	(5,333)	95,553	2015	1 - 40
Post Alexander	Atlanta, GA	—		15,440	73,278	—	887	15,440	74,165	89,605	(2,495)	87,110	2006	1 - 40
Post Briarcliff	Atlanta, GA	54,386		24,645	114,921	—	1,142	24,645	116,063	140,708	(4,774)	135,934	1996	1 - 40
Post Brookhaven	Atlanta, GA	—		29,048	106,463	—	1,519	29,048	107,982	137,030	(4,724)	132,306	1989-1992	1 - 40
Post Chastain	Atlanta, GA	—		30,223	82,964	—	578	30,223	83,542	113,765	(3,428)	110,337	1990	1 - 40
Post Crossing	Atlanta, GA	24,418		15,799	48,054	—	812	15,799	48,866	64,665	(2,075)	62,590	1995	1 - 40
Post Gardens	Atlanta, GA	—		17,907	56,093	—	894	17,907	56,987	74,894	(2,525)	72,369	1996	1 - 40
Post Glen	Atlanta, GA	25,370		13,878	51,079	—	889	13,878	51,968	65,846	(2,167)	63,679	1996	1 - 40
Post Midtown	Atlanta, GA	—		7,000	44,000	—	39,542	7,000	83,542	90,542	(1,008)	89,534	2017	1 - 40
Post Parkside	Atlanta, GA	—		11,025	34,277	—	282	11,025	34,559	45,584	(1,359)	44,225	1999	1 - 40
Post Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	168	11,974	55,432	67,406	(2,252)	65,154	1992-1994/2009	1 - 40
Post Riverside	Atlanta, GA	—		23,765	89,369	—	1,785	23,765	91,154	114,919	(4,224)	110,695	1996	1 - 40
Post Spring	Atlanta, GA	—		18,596	57,819	—	974	18,596	58,793	77,389	(2,652)	74,737	1999	1 - 40
Post Stratford	Atlanta, GA	—		—	30,051	—	1,071	—	31,122	31,122	(1,374)	29,748	1999	1 - 40
Sanctuary at Oglethorpe	Atlanta, GA	—		6,875	31,441	—	3,089	6,875	34,530	41,405	(11,742)	29,663	1994	1 - 40
Prescott	Duluth, GA	—	(2)	3,840	24,011	—	3,801	3,840	27,812	31,652	(12,505)	19,147	2001	1 - 40
Colonial Grand at Berkeley Lake	Duluth, GA	—		1,960	15,707	—	1,690	1,960	17,397	19,357	(3,853)	15,504	1998	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Grand at River Oaks	Duluth, GA	—		4,360	13,579	—	1,647	4,360	15,226	19,586	(4,196)	15,390	1992	1 - 40
Colonial Grand at River Plantation	Duluth, GA	—		2,059	19,158	—	1,789	2,059	20,947	23,006	(4,601)	18,405	1994	1 - 40
Colonial Grand at McDaniel Farm	Duluth, GA	—		3,985	32,206	—	3,419	3,985	35,625	39,610	(7,730)	31,880	1997	1 - 40
Colonial Grand at Pleasant Hill	Duluth, GA	—		6,753	32,202	—	3,538	6,753	35,740	42,493	(7,468)	35,025	1996	1 - 40
Colonial Grand at Mount Vernon	Dunwoody, GA	15,430		6,861	23,748	—	2,898	6,861	26,646	33,507	(4,792)	28,715	1997	1 - 40
Lake Lanier Club I	Gainesville, GA	—		3,560	22,611	—	5,243	3,560	27,854	31,414	(12,146)	19,268	1998	1 - 40
Lake Lanier Club II	Gainesville, GA	—	(2)	3,150	18,383	—	2,369	3,150	20,752	23,902	(9,008)	14,894	2001	1 - 40
Colonial Grand at Shiloh	Kennesaw, GA	29,518		4,864	45,893	—	3,323	4,864	49,216	54,080	(9,697)	44,383	2002	1 - 40
Millstead Village	LaGrange, GA	—		3,100	29,240	—	793	3,100	30,033	33,133	(5,314)	27,819	1998	1 - 40
Colonial Grand at Barrett Creek	Marietta, GA	—		5,661	26,186	—	2,565	5,661	28,751	34,412	(6,365)	28,047	1999	1 - 40
Colonial Grand at Godley Station	Pooler, GA	10,151		1,800	35,454	—	2,764	1,800	38,218	40,018	(6,821)	33,197	2001	1 - 40
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	1,030	1,750	31,923	33,673	(6,025)	27,648	2008	1 - 40
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	1,854	1,500	26,716	28,216	(5,954)	22,262	2009	1 - 40
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	3,332	1,288	14,911	16,199	(9,397)	6,802	1997	1 - 40
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	3,623	2,441	40,486	42,927	(7,210)	35,717	1997	1 - 40
Colonial Village at Greentree	Savannah, GA	—		1,710	10,494	—	1,268	1,710	11,762	13,472	(2,729)	10,743	1984	1 - 40
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	905	2,521	9,128	11,649	(1,867)	9,782	1986	1 - 40
Colonial Village at Marsh Cove	Savannah, GA	—		5,231	8,555	—	902	5,231	9,457	14,688	(2,289)	12,399	1983	1 - 40
Oaks at Wilmington Island	Savannah, GA	—		2,910	25,315	(46)	4,169	2,864	29,484	32,348	(11,378)	20,970	1999	1 - 40
Highlands of West Village I	Smyrna, GA	38,390		9,052	43,395	—	6,354	9,052	49,749	58,801	(5,779)	53,022	2006	1 - 40
Highlands of West Village II	Smyrna, GA	—		5,358	30,338	—	75	5,358	30,413	35,771	(3,263)	32,508	2012	1 - 40
Haven at Praire Trace	Overland Park, KS	—		3,500	40,614	—	1,037	3,500	41,651	45,151	(2,682)	42,469	2015	1 - 40
Grand Reserve at Pinnacle	Lexington, KY	—		2,024	31,525	—	5,178	2,024	36,703	38,727	(17,027)	21,700	2000	1 - 40
Lakepointe	Lexington, KY	—		411	3,699	—	2,523	411	6,222	6,633	(4,483)	2,150	1986	1 - 40
Mansion, The	Lexington, KY	—		694	6,242	—	3,619	694	9,861	10,555	(7,114)	3,441	1989	1 - 40
Village, The	Lexington, KY	—		900	8,097	—	4,625	900	12,722	13,622	(9,221)	4,401	1989	1 - 40
Stonemill Village	Louisville, KY	—		1,169	10,518	—	9,404	1,169	19,922	21,091	(13,816)	7,275	1985	1 - 40
Crosswinds	Jackson, MS	—		1,535	13,826	—	5,097	1,535	18,923	20,458	(12,940)	7,518	1989	1 - 40
Pear Orchard	Jackson, MS	—		1,351	12,168	—	8,521	1,351	20,689	22,040	(14,664)	7,376	1985	1 - 40
Reflection Pointe	Jackson, MS	—		710	8,770	138	8,575	848	17,345	18,193	(11,865)	6,328	1986	1 - 40
Lakeshore Landing	Ridgeland, MS	—		676	6,284	—	3,232	676	9,516	10,192	(4,628)	5,564	1974	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Market Station	Kansas City, MO	—		5,814	46,241	—	1,934	5,814	48,175	53,989	(8,671)	45,318	2010	1 - 40
Residences at Burlington Creek	Kansas City, MO	—		4,000	42,144	—	767	4,000	42,911	46,911	(3,348)	43,563	2013/14	1 - 40
The Denton	Kansas City, MO	—		750	8,795	—	339	750	9,134	9,884	(465)	9,419	2014	1 - 40
The Denton II	Kansas City, MO	—		770	—	—	23,932	770	23,932	24,702	(112)	24,590	2017	1 - 40
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	1,276	4,091	31,102	35,193	(6,026)	29,167	2009	1 - 40
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	2,308	4,909	27,951	32,860	(5,614)	27,246	2007	1 - 40
Colonial Village at Beaver Creek	Apex, NC	—		7,491	34,863	—	1,496	7,491	36,359	43,850	(6,608)	37,242	2007	1 - 40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	4,798	900	12,897	13,797	(8,071)	5,726	1988	1 - 40
Waterford Forest	Cary, NC	—	(2)	4,000	20,250	—	3,518	4,000	23,768	27,768	(10,446)	17,322	1996	1 - 40
1225 South Church I	Charlotte, NC	—		9,612	22,342	—	28,236	9,612	50,578	60,190	(7,567)	52,623	2010	1 - 40
Colonial Grand at Ayrsley	Charlotte, NC	—		2,481	52,119	—	13,417	2,481	65,536	68,017	(10,937)	57,080	2008	1 - 40
Colonial Grand at Beverly Crest	Charlotte, NC	16,462		3,161	24,004	—	2,515	3,161	26,519	29,680	(4,865)	24,815	1996	1 - 40
Colonial Grand at Legacy Park	Charlotte, NC	—		2,891	28,272	—	1,944	2,891	30,216	33,107	(5,735)	27,372	2001	1 - 40
Colonial Grand at Mallard Creek	Charlotte, NC	14,520		4,591	27,713	—	1,407	4,591	29,120	33,711	(5,561)	28,150	2005	1 - 40
Colonial Grand at Mallard Lake	Charlotte, NC	19,942		3,250	31,389	—	3,208	3,250	34,597	37,847	(6,630)	31,217	1998	1 - 40
Colonial Grand at University Center	Charlotte, NC	—		1,620	17,499	—	638	1,620	18,137	19,757	(3,229)	16,528	2005	1 - 40
Colonial Reserve at South End	Charlotte, NC	—		4,628	44,282	—	11,365	4,628	55,647	60,275	(5,287)	54,988	2013	1 - 40
Colonial Village at Chancellor Park	Charlotte, NC	—		5,311	28,016	—	3,594	5,311	31,610	36,921	(5,693)	31,228	1999	1 - 40
Colonial Village at South Tryon	Charlotte, NC	—		2,260	19,489	—	1,623	2,260	21,112	23,372	(3,961)	19,411	2002	1 - 40
Colonial Village at Timber Crest	Charlotte, NC	—		2,901	17,192	—	2,073	2,901	19,265	22,166	(3,350)	18,816	2000	1 - 40
Enclave	Charlotte, NC	—		1,461	18,984	—	935	1,461	19,919	21,380	(3,169)	18,211	2008	1 - 40
Post Ballantyne	Charlotte, NC	—		16,216	44,817	—	998	16,216	45,815	62,031	(1,879)	60,152	2004	1 - 40
Post Gateway Place	Charlotte, NC	—		17,528	57,444	—	1,487	17,528	58,931	76,459	(2,609)	73,850	2000	1 - 40
Post Park at Phillips Place	Charlotte, NC	—		20,869	65,517	—	1,524	20,869	67,041	87,910	(2,840)	85,070	1996	1 - 40
Post South End	Charlotte, NC	—		18,835	58,795	—	815	18,835	59,610	78,445	(2,298)	76,147	2009	1 - 40
Post Uptown Place	Charlotte, NC	—		10,888	30,078	—	779	10,888	30,857	41,745	(1,318)	40,427	2000	1 - 40
Colonial Grand at Cornelius	Cornelius, NC	—		4,571	29,151	—	1,128	4,571	30,279	34,850	(5,908)	28,942	2009	1 - 40
Colonial Grand at Patterson Place	Durham, NC	13,343		2,590	27,126	—	2,318	2,590	29,444	32,034	(5,415)	26,619	1997	1 - 40
Colonial Village at Deerfield	Durham, NC	—		3,271	15,609	—	1,193	3,271	16,802	20,073	(3,766)	16,307	1985	1 - 40
Colonial Grand at Research Park	Durham, NC	—		4,201	37,682	—	1,951	4,201	39,633	43,834	(7,551)	36,283	2002	1 - 40
Colonial Grand at Huntersville	Huntersville, NC	—		4,251	31,948	—	1,931	4,251	33,879	38,130	(6,387)	31,743	2008	1 - 40

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Village at Matthews	Matthews, NC	—	3,071	21,830	—	4,142	3,071	25,972	29,043	(5,473)	23,570	2008	1 - 40
Colonial Grand at Matthews Commons	Matthews, NC	—	3,690	28,536	—	1,917	3,690	30,453	34,143	(5,634)	28,509	2008	1 - 40
Colonial Grand at Arringdon	Morrisville, NC	22,153	6,401	31,134	—	2,313	6,401	33,447	39,848	(6,286)	33,562	2003	1 - 40
Colonial Grand at Brier Creek	Raleigh, NC	28,856	7,372	50,202	—	1,931	7,372	52,133	59,505	(9,311)	50,194	2010	1 - 40
Colonial Grand at Brier Falls	Raleigh, NC	—	6,572	48,910	—	1,428	6,572	50,338	56,910	(8,905)	48,005	2008	1 - 40
Colonial Grand at Crabtree Valley	Raleigh, NC	12,219	2,241	18,434	—	1,381	2,241	19,815	22,056	(3,451)	18,605	1997	1 - 40
Hue	Raleigh, NC	—	3,690	29,910	—	2,324	3,690	32,234	35,924	(6,690)	29,234	2009	1 - 40
Colonial Grand at Trinity Commons	Raleigh, NC	—	5,232	45,138	—	2,447	5,232	47,585	52,817	(9,293)	43,524	2000/02	1 - 40
Post Parkside at Wade	Raleigh, NC	—	7,196	51,972	—	207	7,196	52,179	59,375	(2,136)	57,239	2011	1 - 40
Post Parkside at Wade II	Raleigh, NC	—	9,450	46,316	587	1,485	10,037	47,801	57,838	(2,927)	54,911	2017	1 - 40
Preserve at Brier Creek	Raleigh, NC	—	5,850	21,980	(19)	24,756	5,831	46,736	52,567	(16,187)	36,380	2004	1 - 40
Providence at Brier Creek	Raleigh, NC	—	4,695	29,007	—	1,684	4,695	30,691	35,386	(10,093)	25,293	2007	1 - 40
Tanglewood	Anderson, SC	—	427	3,853	—	3,119	427	6,972	7,399	(5,131)	2,268	1980	1 - 40
Colonial Grand at Cypress Cove	Charleston, SC	—	3,610	28,645	—	1,875	3,610	30,520	34,130	(5,807)	28,323	2001	1 - 40
Colonial Village at Hampton Pointe	Charleston, SC	—	3,971	22,790	—	4,148	3,971	26,938	30,909	(5,047)	25,862	1986	1 - 40
Colonial Grand at Quarterdeck	Charleston, SC	—	920	24,097	—	5,458	920	29,555	30,475	(5,278)	25,197	1987	1 - 40
Colonial Village at Westchase	Charleston, SC	—	4,571	20,091	—	2,714	4,571	22,805	27,376	(4,917)	22,459	1985	1 - 40
River's Walk	Charleston, SC	—	5,200	28,682	—	487	5,200	29,169	34,369	(3,074)	31,295	2013	1 - 40
River's Walk II	Charleston, SC	—	3,631	10,748	—	958	3,631	11,706	15,337	(409)	14,928	2016	1 - 40
1201 Midtown	Charleston, SC	—	11,929	57,885	—	470	11,929	58,355	70,284	(1,841)	68,443	2015	1 - 40
Fairways, The	Columbia, SC	—	910	8,207	—	3,396	910	11,603	12,513	(8,360)	4,153	1992	1 - 40
Paddock Club Columbia	Columbia, SC	—	1,840	16,560	—	4,623	1,840	21,183	23,023	(13,619)	9,404	1991	1 - 40
Colonial Village at Windsor Place	Goose Creek, SC	—	1,321	14,163	—	2,437	1,321	16,600	17,921	(3,543)	14,378	1985	1 - 40
Highland Ridge	Greenville, SC	—	482	4,337	—	2,720	482	7,057	7,539	(4,598)	2,941	1984	1 - 40
Howell Commons	Greenville, SC	—	1,304	11,740	—	3,554	1,304	15,294	16,598	(10,353)	6,245	1987	1 - 40
Paddock Club Greenville	Greenville, SC	—	1,200	10,800	—	2,003	1,200	12,803	14,003	(8,381)	5,622	1996	1 - 40
Park Haywood	Greenville, SC	—	325	2,925	35	4,513	360	7,438	7,798	(5,403)	2,395	1983	1 - 40
Spring Creek	Greenville, SC	—	597	5,374	(14)	3,034	583	8,408	8,991	(5,861)	3,130	1985	1 - 40
Innovation Apartment Homes	Greenville, SC	—	4,437	52,026	—	998	4,437	53,024	57,461	(2,272)	55,189	2015	1 - 40
Runaway Bay	Mt. Pleasant, SC	—	1,085	7,269	12	6,362	1,097	13,631	14,728	(8,793)	5,935	1988	1 - 40
Colonial Grand at Commerce Park	North Charleston, SC	—	2,780	33,966	—	1,596	2,780	35,562	38,342	(6,498)	31,844	2008	1 - 40

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
535 Brookwood	Simpsonville, SC	12,317	1,216	18,666	—	1,392	1,216	20,058	21,274	(5,264)	16,010	2008	1 - 40
Park Place	Spartanburg, SC	—	723	6,504	—	3,114	723	9,618	10,341	(6,383)	3,958	1987	1 - 40
Farmington Village	Summerville, SC	—	2,800	26,295	—	2,058	2,800	28,353	31,153	(9,829)	21,324	2007	1 - 40
Colonial Village at Waters Edge	Summerville, SC	—	2,103	9,187	—	3,408	2,103	12,595	14,698	(3,026)	11,672	1985	1 - 40
Hamilton Pointe	Chattanooga, TN	—	1,131	10,632	—	4,637	1,131	15,269	16,400	(7,385)	9,015	1989	1 - 40
Hidden Creek	Chattanooga, TN	—	972	8,954	—	5,524	972	14,478	15,450	(5,866)	9,584	1987	1 - 40
Steeplechase	Chattanooga, TN	—	217	1,957	—	3,208	217	5,165	5,382	(3,559)	1,823	1986	1 - 40
Windridge	Chattanooga, TN	—	817	7,416	—	4,049	817	11,465	12,282	(7,558)	4,724	1984	1 - 40
Kirby Station	Memphis, TN	—	1,148	10,337	—	10,379	1,148	20,716	21,864	(13,511)	8,353	1978	1 - 40
Lincoln on the Green	Memphis, TN	—	1,498	20,483	—	15,626	1,498	36,109	37,607	(25,025)	12,582	1992	1 - 40
Park Estate	Memphis, TN	—	178	1,141	—	4,850	178	5,991	6,169	(4,701)	1,468	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	—	1,260	16,043	2,147	39,943	3,407	55,986	59,393	(25,518)	33,875	2000	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	—	915	14,774	—	3,313	915	18,087	19,002	(9,080)	9,922	1999	1 - 40
Acklen West End	Nashville, TN	—	12,761	58,906	—	22	12,761	58,928	71,689	—	71,689	2015	1 - 40
Aventura at Indian Lake Village	Nashville, TN	—	4,950	28,053	—	1,436	4,950	29,489	34,439	(6,560)	27,879	2010	1 - 40
Avondale at Kennesaw	Nashville, TN	16,974	3,456	22,443	—	2,314	3,456	24,757	28,213	(6,530)	21,683	2008	1 - 40
Brentwood Downs	Nashville, TN	—	1,193	10,739	(2)	6,436	1,191	17,175	18,366	(11,551)	6,815	1986	1 - 40
Charlotte at Midtown	Nashville, TN	—	7,898	54,480	—	485	7,898	54,965	62,863	(1,174)	61,689	2016	1 - 40
Colonial Grand at Bellevue	Nashville, TN	20,500	8,622	34,229	—	2,437	8,622	36,666	45,288	(7,283)	38,005	1996	1 - 40
Colonial Grand at Bellevue (Phase II)	Nashville, TN	—	8,656	29,967	(2)	79	8,654	30,046	38,700	(2,049)	36,651	2015	1 - 40
Grand View Nashville	Nashville, TN	—	2,963	33,673	—	7,363	2,963	41,036	43,999	(18,536)	25,463	2001	1 - 40
Monthaven Park	Nashville, TN	—	2,736	28,902	—	5,528	2,736	34,430	37,166	(16,247)	20,919	2000	1 - 40
Park at Hermitage	Nashville, TN	—	1,524	14,800	—	8,876	1,524	23,676	25,200	(16,508)	8,692	1987	1 - 40
Venue at Cool Springs	Nashville, TN	—	6,670	—	—	51,315	6,670	51,315	57,985	(7,208)	50,777	2012	1 - 40
Verandas at Sam Ridley	Nashville, TN	20,891	3,350	28,308	—	1,835	3,350	30,143	33,493	(7,833)	25,660	2009	1 - 40
Balcones Woods	Austin, TX	—	1,598	14,398	—	8,967	1,598	23,365	24,963	(15,439)	9,524	1983	1 - 40
Colonial Grand at Canyon Creek	Austin, TX	13,662	3,621	32,137	—	1,521	3,621	33,658	37,279	(6,430)	30,849	2008	1 - 40
Colonial Grand at Canyon Ranch	Austin, TX	—	3,778	20,201	—	1,860	3,778	22,061	25,839	(4,653)	21,186	2003	1 - 40
Colonial Grand at Double Creek	Austin, TX	—	3,131	29,375	—	628	3,131	30,003	33,134	(5,805)	27,329	2013	1 - 40
Colonial Grand at Onion Creek	Austin, TX	—	4,902	33,010	—	1,471	4,902	34,481	39,383	(6,685)	32,698	2009	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	—	3,150	11,393	—	3,466	3,150	14,859	18,009	(6,730)	11,279	1996	1 - 40

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Village at Quarry Oaks	Austin, TX	30,417	4,621	34,461	—	5,455	4,621	39,916	44,537	(8,254)	36,283	1996	1 - 40
Colonial Grand at Wells Branch	Austin, TX	—	3,094	32,283	294	1,355	3,388	33,638	37,026	(6,078)	30,948	2008	1 - 40
Legacy at Western Oaks	Austin, TX	—	9,100	49,339	—	(172)	9,100	49,167	58,267	(9,860)	48,407	2001	1 - 40
Post Barton Creek	Austin, TX	—	8,683	21,497	—	608	8,683	22,105	30,788	(1,043)	29,745	1998	1 - 40
Post Park Mesa	Austin, TX	—	4,653	19,828	—	316	4,653	20,144	24,797	(845)	23,952	1992	1 - 40
Post South Lamar	Austin, TX	—	11,542	41,293	—	380	11,542	41,673	53,215	(2,190)	51,025	2011	1 - 40
Post South Lamar II	Austin, TX	—	9,000	32,800	—	19,352	9,000	52,152	61,152	(632)	60,520	2017	1 - 40
Post West Austin	Austin, TX	—	7,805	48,843	—	772	7,805	49,615	57,420	(2,516)	54,904	2009	1 - 40
Silverado	Austin, TX	—	2,900	24,009	—	3,732	2,900	27,741	30,641	(11,160)	19,481	2003	1 - 40
Stassney Woods	Austin, TX	—	1,621	7,501	—	8,181	1,621	15,682	17,303	(9,736)	7,567	1985	1 - 40
Travis Station	Austin, TX	—	2,281	6,169	—	7,563	2,281	13,732	16,013	(8,652)	7,361	1987	1 - 40
Woods, The	Austin, TX	—	1,405	12,769	—	8,148	1,405	20,917	22,322	(9,518)	12,804	1977	1 - 40
Colonial Village at Shoal Creek	Bedford, TX	18,662	4,982	27,377	—	2,916	4,982	30,293	35,275	(6,180)	29,095	1996	1 - 40
Colonial Village at Willow Creek	Bedford, TX	22,424	3,109	33,488	—	6,321	3,109	39,809	42,918	(7,830)	35,088	1996	1 - 40
Colonial Grand at Hebron	Carrollton, TX	—	4,231	42,237	—	1,050	4,231	43,287	47,518	(7,470)	40,048	2011	1 - 40
Colonial Grand at Silverado	Cedar Park, TX	—	3,282	24,935	—	1,118	3,282	26,053	29,335	(4,926)	24,409	2005	1 - 40
Colonial Grand at Silverado Reserve	Cedar Park, TX	—	3,951	31,705	—	1,489	3,951	33,194	37,145	(6,140)	31,005	2005	1 - 40
Grand Cypress	Cypress, TX	—	3,881	24,267	—	1,115	3,881	25,382	29,263	(3,587)	25,676	2008	1 - 40
Courtyards at Campbell	Dallas, TX	—	988	8,893	—	3,664	988	12,557	13,545	(8,061)	5,484	1986	1 - 40
Deer Run	Dallas, TX	—	1,252	11,271	—	4,789	1,252	16,060	17,312	(10,211)	7,101	1985	1 - 40
Grand Courtyard	Dallas, TX	—	2,730	22,240	—	3,054	2,730	25,294	28,024	(10,396)	17,628	2000	1 - 40
Legends at Lowe's Farm	Dallas, TX	—	5,016	41,091	—	2,186	5,016	43,277	48,293	(9,655)	38,638	2008	1 - 40
Colonial Reserve at Medical District	Dallas, TX	—	4,050	33,779	—	1,831	4,050	35,610	39,660	(5,855)	33,805	2007	1 - 40
Post Abbey	Dallas, TX	—	2,711	4,369	—	61	2,711	4,430	7,141	(194)	6,947	1996	1 - 40
Post Addison Circle	Dallas, TX	—	12,308	189,419	—	2,234	12,308	191,653	203,961	(8,081)	195,880	1998-2000	1 - 40
Post Cole's Corner	Dallas, TX	—	13,030	14,383	—	607	13,030	14,990	28,020	(714)	27,306	1998	1 - 40
Post Eastside	Dallas, TX	—	7,134	58,095	—	271	7,134	58,366	65,500	(2,721)	62,779	2008	1 - 40
Post Gallery	Dallas, TX	—	4,391	7,910	—	351	4,391	8,261	12,652	(431)	12,221	1999	1 - 40
Post Heights	Dallas, TX	—	26,245	37,922	—	356	26,245	38,278	64,523	(1,753)	62,770	1998-1999/2009	1 - 40
Post Katy Trail	Dallas, TX	—	10,333	32,456	—	430	10,333	32,886	43,219	(1,280)	41,939	2010	1 - 40
Post Legacy	Dallas, TX	—	6,575	55,277	—	996	6,575	56,273	62,848	(2,316)	60,532	2000	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Post Meridian	Dallas, TX	—		8,780	13,654	—	104	8,780	13,758	22,538	(657)	21,881	1991	1 - 40
Post Sierra at Frisco Bridges	Dallas, TX	—		6,777	32,553	—	254	6,777	32,807	39,584	(1,692)	37,892	2009	1 - 40
Post Square	Dallas, TX	—		13,178	24,048	—	515	13,178	24,563	37,741	(1,005)	36,736	1996	1 - 40
Post Uptown Village	Dallas, TX	—		34,974	33,213	—	2,017	34,974	35,230	70,204	(1,543)	68,661	1995-2000	1 - 40
Post Vineyard	Dallas, TX	—		7,966	7,471	—	345	7,966	7,816	15,782	(332)	15,450	1996	1 - 40
Post Vintage	Dallas, TX	—		13,621	8,608	—	276	13,621	8,884	22,505	(414)	22,091	1993	1 - 40
Post Worthington	Dallas, TX	—		13,713	43,268	—	440	13,713	43,708	57,421	(1,841)	55,580	1993/2008	1 - 40
Watermark	Dallas, TX	—	(2)	960	14,438	—	2,735	960	17,173	18,133	(7,909)	10,224	2002	1 - 40
Colonial Grand at Bear Creek	Euless, TX	22,568		6,453	30,048	—	2,426	6,453	32,474	38,927	(6,868)	32,059	1998	1 - 40
Colonial Grand at Fairview	Fairview, TX	—		2,171	35,077	—	734	2,171	35,811	37,982	(6,128)	31,854	2012	1 - 40
La Valencia at Starwood	Frisco, TX	—		3,240	26,069	—	1,505	3,240	27,574	30,814	(7,080)	23,734	2009	1 - 40
Colonial Reserve at Frisco Bridges	Frisco, TX	—		1,968	34,018	—	1,159	1,968	35,177	37,145	(5,929)	31,216	2013	1 - 40
Colonial Village at Grapevine	Grapevine, TX	—		2,351	29,757	—	4,665	2,351	34,422	36,773	(6,590)	30,183	1985/1986	1 - 40
Greenwood Forest	Houston, TX	—		3,465	23,482	—	271	3,465	23,753	27,218	(3,996)	23,222	1994	1 - 40
Legacy Pines	Houston, TX	—	(2)	2,157	19,066	(15)	3,625	2,142	22,691	24,833	(11,275)	13,558	1999	1 - 40
Park Place (Houston)	Houston, TX	—		2,061	15,830	—	3,126	2,061	18,956	21,017	(7,396)	13,621	1996	1 - 40
Post Midtown Square	Houston, TX	—		19,038	89,570	—	706	19,038	90,276	109,314	(4,086)	105,228	1999/2013	1 - 40
Post 510	Houston, TX	—		7,227	33,366	—	182	7,227	33,548	40,775	(1,632)	39,143	2014	1 - 40
Post Afton Oaks	Houston, TX	—		11,503	65,469	—	3,371	11,503	68,840	80,343	(3,332)	77,011	2017	1 - 40
Ranchstone	Houston, TX	—		1,480	14,807	—	2,437	1,480	17,244	18,724	(6,546)	12,178	1996	1 - 40
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	3,545	1,968	23,473	25,441	(9,338)	16,103	1999	1 - 40
Retreat at Vintage Park	Houston, TX	—		8,211	40,352	—	704	8,211	41,056	49,267	(3,295)	45,972	2014	1 - 40
Yale at 6th	Houston, TX	—		13,107	62,764	—	774	13,107	63,538	76,645	(2,447)	74,198	2015	1 - 40
Cascade at Fall Creek	Humble, TX	—		5,985	40,011	—	2,249	5,985	42,260	48,245	(15,069)	33,176	2007	1 - 40
Bella Casita	Irving, TX	—	(2)	2,521	26,432	—	2,228	2,521	28,660	31,181	(7,073)	24,108	2007	1 - 40
Remington Hills	Irving, TX	—		4,390	21,822	—	10,259	4,390	32,081	36,471	(5,714)	30,757	1984	1 - 40
Colonial Reserve at Las Colinas	Irving, TX	—		3,902	40,691	—	1,389	3,902	42,080	45,982	(7,052)	38,930	2006	1 - 40
Colonial Grand at Valley Ranch	Irving, TX	23,246		5,072	37,397	—	10,559	5,072	47,956	53,028	(9,148)	43,880	1997	1 - 40
Colonial Village at Oakbend	Lewisville, TX	—		5,598	28,616	—	3,400	5,598	32,016	37,614	(6,326)	31,288	1997	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	3,946	1,130	32,004	33,134	(8,610)	24,524	2009	1 - 40
Venue at Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	892	4,034	20,420	24,454	(2,929)	21,525	2000	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Cityscape at Market Center	Plano, TX	—		8,626	60,407	—	912	8,626	61,319	69,945	(5,746)	64,199	2013	1 - 40
Cityscape at Market Center II	Plano, TX	—		8,268	50,298	—	712	8,268	51,010	59,278	(2,779)	56,499	2015	1 - 40
Highwood	Plano, TX	—		864	7,783	—	3,424	864	11,207	12,071	(7,131)	4,940	1983	1 - 40
Los Rios Park	Plano, TX	—		3,273	28,823	—	6,093	3,273	34,916	38,189	(16,711)	21,478	2000	1 - 40
Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	6,074	3,382	33,004	36,386	(14,140)	22,246	1999	1 - 40
Copper Ridge	Roanoke, TX	—		4,166	—	—	21,641	4,166	21,641	25,807	(5,222)	20,585	2009	1 - 40
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	1,875	5,511	38,116	43,627	(7,149)	36,478	2009	1 - 40
Colonial Grand at Round Rock	Round Rock, TX	23,752		4,691	45,379	—	1,970	4,691	47,349	52,040	(8,687)	43,353	1997	1 - 40
Colonial Village at Sierra Vista	Round Rock, TX	11,594		2,561	16,488	—	3,158	2,561	19,646	22,207	(3,973)	18,234	1999	1 - 40
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	2,496	2,380	29,478	31,858	(7,349)	24,509	2009	1 - 40
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	1,067	4,257	37,826	42,083	(3,193)	38,890	2014	1 - 40
Haven at Blanco	San Antonio, TX	—		5,450	45,958	—	2,652	5,450	48,610	54,060	(9,271)	44,789	2010	1 - 40
Stone Ranch at Westover Hills	San Antonio, TX	17,874		4,000	24,992	—	2,487	4,000	27,479	31,479	(7,802)	23,677	2009	1 - 40
Cypresswood Court	Spring, TX	—	(2)	576	5,190	—	3,305	576	8,495	9,071	(5,839)	3,232	1984	1 - 40
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	2,857	1,918	18,703	20,621	(8,500)	12,121	1996	1 - 40
Green Tree Place	Woodlands, TX	—	(2)	539	4,850	—	3,435	539	8,285	8,824	(5,787)	3,037	1984	1 - 40
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	539	11,044	37,228	48,272	(3,479)	44,793	2013	1 - 40
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	2,835	5,280	34,176	39,456	(7,059)	32,397	2002	1 - 40
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	1,334	4,842	23,011	27,853	(4,043)	23,810	1980	1 - 40
Seasons at Celebrate Virginia I	Fredericksburg, VA	—		14,490	32,083	—	39,037	14,490	71,120	85,610	(11,022)	74,588	2011	1 - 40
Station Square at Cosner's Corner	Fredericksburg, VA	—		8,580	35,700	—	669	8,580	36,369	44,949	(4,370)	40,579	2013	1 - 40
Station Square at Cosner's Corner II	Fredericksburg, VA	—		4,245	15,378	—	238	4,245	15,616	19,861	(724)	19,137	2016	1 - 40
Apartments at Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	2,034	10,990	50,730	61,720	(3,467)	58,253	2012	1 - 40
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	2,102	4,851	23,780	28,631	(4,448)	24,183	1986	1 - 40
Colonial Village at West End	Glen Allen, VA	11,425		4,661	18,908	—	2,488	4,661	21,396	26,057	(3,874)	22,183	1987	1 - 40
Township	Hampton, VA	—		1,509	8,189	—	8,077	1,509	16,266	17,775	(10,055)	7,720	1987	1 - 40
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	3,304	6,733	32,525	39,258	(6,355)	32,903	1989	1 - 40
Ashley Park	Richmond, VA	—		4,761	13,365	—	1,627	4,761	14,992	19,753	(3,292)	16,461	1988	1 - 40
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	2,902	6,021	31,906	37,927	(6,098)	31,829	1984	1 - 40
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	3,573	4,930	39,171	44,101	(9,201)	34,900	2003	1 - 40
Retreat at West Creek	Richmond, VA	—		7,112	36,136	—	1,206	7,112	37,342	44,454	(2,534)	41,920	2015	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Retreat at West Creek II	Richmond, VA	—		3,000	—	—	12,082	3,000	12,082	15,082	(254)	14,828	2017	1 - 40
Radius	Newport News, VA	—		5,040	36,481	—	1,696	5,040	38,177	43,217	(2,473)	40,744	2012	1 - 40
Post Carlyle Square	Washington D.C.	—		29,728	154,309	—	556	29,728	154,865	184,593	(6,333)	178,260	2006/2013	1 - 40
Post Corners at Trinity Centre	Washington D.C.	36,946		7,664	70,012	—	922	7,664	70,934	78,598	(2,875)	75,723	1996	1 - 40
Post Fallsgrove	Washington D.C.	—		17,524	58,896	—	659	17,524	59,555	77,079	(2,528)	74,551	2003	1 - 40
Post Park	Washington D.C.	—		5,355	79,842	—	366	5,355	80,208	85,563	(4,293)	81,270	2010	1 - 40
Post Pentagon Row	Washington D.C.	—		30,452	125,091	—	1,182	30,452	126,273	156,725	(5,352)	151,373	2001	1 - 40
Post Tysons Corner	Washington D.C.	—		30,776	82,021	—	819	30,776	82,840	113,616	(3,427)	110,189	1990	1 - 40
Total Residential Properties		757,579		1,764,973	9,805,837	5,145	1,258,299	1,770,118	11,064,136	12,834,254	(2,044,805)	10,789,449
Allure at Buckhead	Atlanta, GA	—		867	3,465	—	54	867	3,519	4,386	(663)	3,723	2012	1 - 40
Highlands of West Village	Smyrna, GA	—		2,500	8,446	908	1,045	3,408	9,491	12,899	(1,044)	11,855	2012	1 - 40
The Denton	Kansas City, MO	—		700	4,439	—	21	700	4,460	5,160	(266)	4,894	2014	1 - 40
1225 South Church	Charlotte, NC	—		43	199	9	245	52	444	496	(104)	392	2010	1 - 40
Bella Casita at Las Colinas	Irving, TX	—	(2)	46	186	—	126	46	312	358	(76)	282	2007	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		253	1,310	—	1,933	253	3,243	3,496	(480)	3,016	2009	1 - 40
Post Rocky Point	Tampa, FL	—		34	51	—	270	34	321	355	(22)	333	1994-1996	1 - 40
Post Training Facility	Atlanta, GA	—		1,092	968	—	3	1,092	971	2,063	(86)	1,977	1999	1 - 40
Post Riverside Office	Atlanta, GA	—		9,680	22,108	—	3,539	9,680	25,647	35,327	(1,457)	33,870	1996	1 - 40
Post Riverside Retail	Atlanta, GA	—		889	2,340	—	29	889	2,369	3,258	(171)	3,087	1996	1 - 40
Post Harbour Place	Tampa, FL	—		386	4,315	—	121	386	4,436	4,822	(206)	4,616	1997	1 - 40
Post Soho Square Retail	Tampa, FL	—		268	4,033	—	3	268	4,036	4,304	(236)	4,068	2012	1 - 40
Post Parkside Atlanta Retail	Atlanta, GA	—		426	1,089	—	3	426	1,092	1,518	(51)	1,467	1999	1 - 40
Post Uptown Place Retail	Charlotte, NC	—		319	1,144	—	3	319	1,147	1,466	(63)	1,403	1998	1 - 40
Post Uptown Leasing Center	Charlotte, NC	—		1,290	1,488	—	75	1,290	1,563	2,853	(55)	2,798	1998	1 - 40
Post Park Maryland Retail	Washington DC, MD	—		25	137	—	3	25	140	165	(5)	160	2007	1 - 40
Post South End Retail	Charlotte, NC	—		470	1,289	—	120	470	1,409	1,879	(75)	1,804	2009	1 - 40
Post Gateway Place Retail	Charlotte, NC	—		318	1,430	—	3	318	1,433	1,751	(87)	1,664	2000	1 - 40
Post Parkside at Wade Retail	Raleigh, NC	—		317	4,552	—	63	317	4,615	4,932	(270)	4,662	2011	1 - 40
Post Parkside Orlando Retail	Orlando, FL	—		742	11,924	—	224	742	12,148	12,890	(578)	12,312	1999	1 - 40
Post Carlyle Square Retail	Washington DC, VA	—		1,048	7,930	—	5	1,048	7,935	8,983	(354)	8,629	2006/2016	1 - 40

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2017 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Post Coles Corner Retail	Dallas, TX	—	347	716	—	17	347	733	1,080	(42)	1,038	1998	1 - 40
Post Square Retail	Dallas, TX	—	1,581	5,982	—	42	1,581	6,024	7,605	(314)	7,291	1996	1 - 40
Post Worthington Retail	Dallas, TX	—	108	495	—	18	108	513	621	(19)	602	1993/2008	1 - 40
Post Heights Retail	Dallas, TX	—	1,066	3,314	—	2	1,066	3,316	4,382	(174)	4,208	1997	1 - 40
Post Eastside Retail	Dallas, TX	—	682	10,645	—	15	682	10,660	11,342	(507)	10,835	2008	1 - 40
Post Addison Circle Retail	Dallas, TX	—	448	21,386	—	577	448	21,963	22,411	(1,271)	21,140	1998-2000	1 - 40
Post Addison Circle Office	Dallas, TX	—	1,395	4,280	—	284	1,395	4,564	5,959	(326)	5,633	1998-2000	1 - 40
Post Sierra Frisco Br Retail	Dallas, TX	—	779	6,593	—	218	779	6,811	7,590	(340)	7,250	2009	1 - 40
Post Katy Trail Retail	Dallas, TX	—	465	4,883	—	5	465	4,888	5,353	(206)	5,147	2010	1 - 40
Post Midtown Square Retail	Houston, TX	—	1,327	16,005	—	43	1,327	16,048	17,375	(702)	16,673	1999/2013	1 - 40
Rise Condo Devel LP Retail	Houston, TX	—	—	2,280	—	3	—	2,283	2,283	(115)	2,168	1999/2013	1 - 40
Post Legacy Retail	Dallas, TX	—	150	3,334	—	10	150	3,344	3,494	(152)	3,342	2000	1 - 40
Post South Lamar Retail	Austin, TX	—	421	3,072	—	13	421	3,085	3,506	(157)	3,349	2011	1 - 40
Total Commercial Properties		—	30,482	165,828	917	9,135	31,399	174,963	206,362	(10,674)	195,688
Post River North	Denver, CO	—	14,500	28,900	—	37,795	14,500	66,695	81,195	(176)	81,019	N/A	N/A
Post Centennial Park	Atlanta, GA	—	13,650	10,950	—	42,756	13,650	53,706	67,356	—	67,356	N/A	N/A
1201 Midtown II	Charleston, SC	—	6,750	5,874	—	1,580	6,750	7,454	14,204	—	14,204	N/A	N/A
Total Active Development Properties		—	34,900	45,724	—	82,131	34,900	127,855	162,755	(176)	162,579
Total Properties		757,579	1,830,355	10,017,389	6,062	1,349,565	1,836,417	11,366,954	13,203,371	(2,055,655)	11,147,716
Total Land Held for Future Developments		—	57,285	—	—	—	57,285	—	57,285	—	57,285	N/A	N/A
Corporate Properties		—	—	—	—	31,383	—	31,383	31,383	(19,416)	11,967	Various	1-40
Total Other			57,285	—	—	31,383	57,285	31,383	88,668	(19,416)	69,252
Total Real Estate Assets, net of Joint Ventures		$757,579	$1,887,640	$10,017,389	$6,062	$1,380,948	$1,893,702	$11,398,337	$13,292,039	$(2,075,071)	$11,216,968

(1)
Encumbered by $80.0 million Fannie Mae facility, with $80.0 million available and outstanding with a variable interest rate of 1.8% on which there exists one interest rate cap for $25 million at a rate of 4.50% at December 31, 2017.

(2)	Encumbered by a $125.2 million loan with a fixed interest rate of 5.08% which matures on June 10, 2021.

(3)
The aggregate cost for federal income tax purposes was approximately $10.8 billion at December 31, 2017. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(4)
Depreciation is on a straight-line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 6 months for fair market value of residential leases.

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate Investments and Accumulated Depreciation
A summary of activity for real estate investments and accumulated depreciation is as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Real estate investments:
Balance at beginning of year	$12,972,170	$8,215,768	$8,069,395
Acquisitions (1)	127,710	4,961,140	316,151
Less: FMV of leases included in acquisitions	(1,488)	(51,588)	(4,438)
Improvement and development	322,829	202,614	165,000
Assets held for sale	(5,321)	—	—
Disposition of real estate assets (2)	(123,861)	(355,764)	(330,340)
Balance at end of year	$13,292,039	$12,972,170	$8,215,768

Accumulated depreciation:
Balance at beginning of year	$1,674,801	$1,499,213	$1,373,678
Depreciation	463,590	314,076	289,177
Assets held for sale	—	—	—
Disposition of real estate assets (2)	(63,320)	(138,488)	(163,642)
Balance at end of year	$2,075,071	$1,674,801	$1,499,213

(1) Includes non-cash activity related to acquisitions.
(2) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.