Form 10-Q
period 2018-03-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2018-05-03
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-12762 (Mid-America Apartment Communities, Inc.)
Commission File Number: 333-190028-01 (Mid-America Apartments, L.P.)
MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.
(Exact name of registrant as specified in its charter)

Tennessee (Mid-America Apartment Communities, Inc.)	62-1543819
Tennessee (Mid-America Apartments, L.P.)	62-1543816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6815 Poplar Ave., Suite 500, Germantown, TN 38138
(Address of principal executive offices) (Zip Code)
(901) 682-6600
(Registrant's telephone number, including area code)
6584 Poplar Ave., Memphis, TN 38138
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Mid America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	April 30, 2018
Common Stock, $0.01 par value	113,791,411

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2018 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 96.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "MAA" refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P., together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA, "preferred stock" refers to the preferred stock of MAA and "shareholders" means the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "common unitholders".

As of March 31, 2018, MAA owned 113,745,207 OP Units (or approximately 96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the periodic reports of MAA and the Operating Partnership, including the notes to the condensed consolidated financial statements, into this Quarterly Report on Form 10-Q results in the following benefits:

•	enhances investors' understanding of MAA and the Operating Partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this Quarterly Report on Form 10-Q applies to both MAA and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined Quarterly Report on Form 10-Q instead of two separate reports.

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. Management operates MAA and the Operating Partnership as one business. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of OP Units in the Operating Partnership (other than cash held by MAA from time-to-time); therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time-to-time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

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

In order to highlight the material differences between MAA and the Operating Partnership, this Quarterly Report on Form 10-Q includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q;

•
certain accompanying notes to the condensed consolidated financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; Note 4 - MAA Equity and Note 5 - MAALP Capital; and Note 8 - Shareholders' Equity of MAA and Note 9 - Partners' Capital of MAALP;

•	the controls and procedures in Item 4 of this Quarterly Report on Form 10-Q; and

•	the certifications included as Exhibits 31 and 32 to this Quarterly Report on Form 10-Q.

In the sections that combine disclosures for MAA and the Operating Partnership, this Quarterly Report on Form 10-Q refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because the business is one enterprise, and we operate the business through the Operating Partnership.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Real estate assets:
Land	$1,836,417	$1,836,417
Buildings and improvements and other	11,363,738	11,281,504
Development and capital improvements in progress	93,089	116,833
	13,293,244	13,234,754
Less: Accumulated depreciation	(2,194,915)	(2,075,071)
	11,098,329	11,159,683
Undeveloped land	50,198	57,285
Investment in real estate joint venture	45,000	44,956
Real estate assets, net	11,193,527	11,261,924

Cash and cash equivalents	59,706	10,750
Restricted cash	22,404	78,117
Other assets	135,039	135,807
Assets held for sale	6,700	5,321
Total assets	$11,417,376	$11,491,919

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,566,664	$3,525,765
Secured notes payable	932,187	976,292
Accrued expenses and other liabilities	390,380	405,560
Total liabilities	4,889,231	4,907,617

Redeemable common stock	7,782	10,408

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,745,207 and 113,643,166 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively(1)	1,135	1,134
Additional paid-in capital	7,127,740	7,121,112
Accumulated distributions in excess of net income	(840,642)	(784,500)
Accumulated other comprehensive income	3,000	2,157
Total MAA shareholders' equity	6,291,242	6,339,912
Noncontrolling interests - Operating Partnership units	226,815	231,676
Total Company's shareholders' equity	6,518,057	6,571,588
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total equity	6,520,363	6,573,894
Total liabilities and equity	$11,417,376	$11,491,919

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets for March 31, 2018 and December 31, 2017 are 85,289 and 103,504, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenues:
Rental and other property revenues	$386,017	$378,908
Expenses:
Operating expense, excluding real estate taxes and insurance	89,148	87,300
Real estate taxes and insurance	55,256	53,973
Depreciation and amortization	120,744	129,997
Total property operating expenses	265,148	271,270
Property management expenses	12,880	10,981
General and administrative expenses	10,132	12,840
Merger and integration related expenses	3,799	6,161
Income before non-operating items	94,058	77,656
Interest expense	(40,905)	(36,584)
Loss on sale of depreciable real estate assets	—	(73)
Gain on sale of non-depreciable real estate assets	150	—
Other non-operating (expense) income	(2,341)	2,711
Income before income tax expense	50,962	43,710
Income tax expense	(640)	(651)
Income from continuing operations before real estate joint venture activity	50,322	43,059
Income from real estate joint venture	498	357
Net income	50,820	43,416
Net income attributable to noncontrolling interests	1,801	1,511
Net income available for shareholders	49,019	41,905
Dividends to MAA Series I preferred shareholders	922	922
Net income available for MAA common shareholders	$48,097	$40,983

Earnings per common share - basic:
Net income available for common shareholders	$0.42	$0.36

Earnings per common share - diluted:
Net income available for common shareholders	$0.42	$0.36

Dividends declared per common share	$0.9225	$0.8700

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Net income	$50,820	$43,416
Other comprehensive income:
Unrealized gain from the effective portion of derivative instruments	832	2,520
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(193)	672
Total comprehensive income	51,459	46,608
Less: Comprehensive income attributable to noncontrolling interests	(1,830)	(1,624)
Comprehensive income attributable to MAA	$49,629	$44,984

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$50,820	$43,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,361	130,082
Loss on sale of depreciable real estate assets	—	73
Gain on sale of non-depreciable real estate assets	(150)	—
Stock compensation expense	4,024	3,018
Amortization of debt premium and debt issuance costs	(1,569)	(3,147)
Net change in operating accounts and other	(21,782)	(40,669)
Net cash provided by operating activities	152,704	132,773

Cash flows from investing activities:
Purchases of real estate and other assets	—	(62,817)
Capital improvements, development and other	(51,775)	(86,338)
Contributions to affiliates, including joint ventures	(750)	—
Proceeds from disposition of real estate assets	5,860	—
Net cash used in investing activities	(46,665)	(149,155)

Cash flows from financing activities:
Proceeds from lines of credit	150,000	155,000
Repayments of lines of credit	(110,000)	(75,000)
Principal payments on notes payable	(41,042)	(18,871)
Repurchase of common stock	(2,912)	(4,734)
Debt prepayment and extinguishment costs	(3)	(1)
Proceeds from issuances of common shares	199	67
Exercise of stock options	625	—
Distributions to noncontrolling interests	(3,865)	(3,667)
Dividends paid on common shares	(104,876)	(98,791)
Dividends paid on preferred shares	(922)	(922)
Net cash used in financing activities	(112,796)	(46,919)

Net decrease in cash, cash equivalents and restricted cash	(6,757)	(63,301)
Cash, cash equivalents and restricted cash, beginning of period	88,867	121,800
Cash, cash equivalents and restricted cash, end of period	$82,110	$58,499

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$59,706	$33,959
Restricted cash	22,404	24,540
Total cash, cash equivalents and restricted cash	$82,110	$58,499

Supplemental disclosure of cash flow information:
Interest paid	$24,889	$24,785
Income taxes paid	2,522	10

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$2,780	$167
Accrued construction in progress	14,640	21,810
Interest capitalized	795	2,020
Mark-to-market adjustment on derivative instruments	(1,363)	6,743
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except unit data)

	March 31, 2018	December 31, 2017
Assets
Real estate assets:
Land	$1,836,417	$1,836,417
Buildings and improvements and other	11,363,738	11,281,504
Development and capital improvements in progress	93,089	116,833
	13,293,244	13,234,754
Less: Accumulated depreciation	(2,194,915)	(2,075,071)
	11,098,329	11,159,683
Undeveloped land	50,198	57,285
Investment in real estate joint venture	45,000	44,956
Real estate assets, net	11,193,527	11,261,924

Cash and cash equivalents	59,706	10,750
Restricted cash	22,404	78,117
Other assets	135,039	135,807
Assets held for sale	6,700	5,321
Total assets	$11,417,376	$11,491,919

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,566,664	$3,525,765
Secured notes payable	932,187	976,292
Accrued expenses and other liabilities	390,380	405,560
Due to general partner	19	19
Total liabilities	4,889,250	4,907,636

Redeemable common units	7,782	10,408

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding at March 31, 2018 and at December 31, 2017	66,840	66,840
Common units:
General partner, 113,745,207 and 113,643,166 OP Units outstanding at March 31, 2018 and December 31, 2017, respectively (1)	6,221,216	6,270,758
Limited partners, 4,141,780 and 4,191,586 OP Units outstanding at March 31, 2018 and December 31, 2017, respectively (1)	226,815	231,676
Accumulated other comprehensive income	3,167	2,295
Total operating partners' capital	6,518,038	6,571,569
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total capital	6,520,344	6,573,875
Total liabilities and capital	$11,417,376	$11,491,919

(1)
Number of units outstanding represent total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 are 85,289 and 103,504, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2018	2017
Revenues:
Rental and other property revenues	$386,017	$378,908
Expenses:
Operating expense, excluding real estate taxes and insurance	89,148	87,300
Real estate taxes and insurance	55,256	53,973
Depreciation and amortization	120,744	129,997
Total property operating expenses	265,148	271,270
Property management expenses	12,880	10,981
General and administrative expenses	10,132	12,840
Merger and integration related expenses	3,799	6,161
Income before non-operating items	94,058	77,656
Interest expense	(40,905)	(36,584)
Loss on sale of depreciable real estate assets	—	(73)
Gain on sale of non-depreciable real estate assets	150	—
Other non-operating (expense) income	(2,341)	2,711
Income before income tax expense	50,962	43,710
Income tax expense	(640)	(651)
Income from continuing operations before real estate joint venture activity	50,322	43,059
Income from real estate joint venture	498	357
Net income	50,820	43,416
Dividends to preferred unitholders	922	922
Net income available for MAALP common unitholders	$49,898	$42,494

Earnings per common unit - basic:
Net income available for common unitholders	$0.42	$0.36

Earnings per common unit - diluted:
Net income available for common unitholders	$0.42	$0.36

Distributions declared per common unit	$0.9225	$0.8700

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Net income	$50,820	$43,416
Other comprehensive income:
Unrealized gain from the effective portion of derivative instruments	832	2,520
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(193)	672
Comprehensive income attributable to MAALP	$51,459	$46,608

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$50,820	$43,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,361	130,082
Loss on sale of depreciable real estate assets	—	73
Gain on sale of non-depreciable real estate assets	(150)	—
Stock compensation expense	4,024	3,018
Amortization of debt premium and debt issuance costs	(1,569)	(3,147)
Net change in operating accounts and other	(21,782)	(40,669)
Net cash provided by operating activities	152,704	132,773

Cash flows from investing activities:
Purchases of real estate and other assets	—	(62,817)
Capital improvements, development and other	(51,775)	(86,338)
Contributions to affiliates, including joint ventures	(750)	—
Proceeds from disposition of real estate assets	5,860	—
Net cash used in investing activities	(46,665)	(149,155)

Cash flows from financing activities:
Proceeds from lines of credit	150,000	155,000
Repayments of lines of credit	(110,000)	(75,000)
Principal payments on notes payable	(41,042)	(18,871)
Repurchase of common units	(2,912)	(4,734)
Debt prepayment and extinguishment costs	(3)	(1)
Proceeds from issuances of common units	199	67
Exercise of unit options	625	—
Distributions paid on common units	(108,741)	(102,458)
Distributions paid on preferred units	(922)	(922)
Net cash used in financing activities	(112,796)	(46,919)

Net decrease in cash, cash equivalents and restricted cash	(6,757)	(63,301)
Cash, cash equivalents and restricted cash, beginning of period	88,867	121,800
Cash, cash equivalents and restricted cash, end of period	$82,110	$58,499

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$59,706	$33,959
Restricted cash	22,404	24,540
Total cash, cash equivalents and restricted cash	$82,110	$58,499

Supplemental disclosure of cash flow information:
Interest paid	$24,889	$24,785
Income taxes paid	2,522	10

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$14,640	$21,810
Interest capitalized	795	2,020
Mark-to-market adjustment on derivative instruments	(1,363)	6,743

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

Unless the context otherwise requires, all references to the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to "MAA" refer only to Mid-America Apartment Communities, Inc. and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P., together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and, unless the context otherwise requires, "shareholders" means the holders of shares of MAA’s common stock. The common units of limited partnership interests in the Operating Partnership are referred to as "OP Units," and the holders of the OP Units are referred to as "common unitholders".

As of March 31, 2018, MAA owned 113,745,207 OP Units (or approximately 96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

Management believes combining the notes to the condensed consolidated financial statements of MAA and the Operating Partnership results in the following benefits:

•	enhances readers' understanding of MAA and the Operating Partnership by enabling the reader to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MAA and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined set of notes instead of two separate sets.

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. Management believes it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of OP Units in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the Company's real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates the capital required by the business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive income and redeemable common stock. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its corporate affiliates) may require the Operating Partnership to redeem their OP Units from time-to-time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

As of March 31, 2018, the Company owned and operated 302 apartment communities through the Operating Partnership. As of March 31, 2018, MAA also owned a 35.0% interest in an unconsolidated real estate joint venture and a 26.5% interest in an unconsolidated limited partnership. As of March 31, 2018, the Company had two development communities under construction totaling 578 apartment units. Total expected costs for these two development projects are $125.8 million, of which $101.4 million had been incurred through March 31, 2018. The Company expects to complete construction on one project by the third quarter of 2018 and the other project by the fourth quarter of 2018. Twenty-nine of the multifamily properties include retail components with approximately 620,000 square feet of gross leasable space. The Company also has four wholly-owned commercial properties with approximately 260,000 square feet of combined gross leasable area.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 92.5% to 100% of all consolidated subsidiaries, including the Operating Partnership. The condensed consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 92.5% to 100% of all consolidated subsidiaries. In management's opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Changes in Presentation

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on February 23, 2018 for discussions of the changes in presentation in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, which are still applicable for this Quarterly Report on Form 10-Q.

Noncontrolling Interests

At March 31, 2018, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see Note 9) and (2) noncontrolling interest related to its consolidated real estate entity (see "Investment in Consolidated Real Estate Joint Venture" below).

Investment in Unconsolidated Affiliates

The Company, together with other institutional investors in a limited liability company, or the Apartment LLC, indirectly owns one apartment community, Post Massachusetts Avenue, located in Washington, D.C.  The Company owns a 35.0% equity interest in the unconsolidated real estate joint venture as of March 31, 2018 and provides property and asset management services to the Apartment LLC for which it earns fees. The joint venture was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the Apartment LLC using the equity method of accounting, as the Company is able to exert significant influence over the joint venture but does not have a controlling interest.  At March 31, 2018, the Company's investment in the Apartment LLC totaled $45.0 million.

During September 2017, a subsidiary of the Operating Partnership entered into a limited partnership together with a general partner and other limited partners to form Real Estate Technology Ventures, L.P. The Operating Partnership indirectly owns 26.5% of the limited partnership. The limited partnership was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the limited partnership using the equity method of accounting as the investment is considered more than minor. At March 31, 2018, the Company's investment in the limited partnership totaled $2.0 million. The Company is committed to make additional capital contributions totaling $12.8 million if and when called by the general partner of the limited partnership prior to September 2022.

Investment in Consolidated Real Estate Entity

At March 31, 2018, the Company owned a 92.5% equity interest in a consolidated real estate joint venture to develop, construct and operate a 359-unit apartment community in Denver, Colorado, along with a private real estate company. The venture partner was generally responsible for the development and construction of the community, and the Company will continue to manage the community as construction on the development was completed during the three months ended March 31, 2018. The joint venture was determined to be a VIE with the Company designated as the primary beneficiary.  As a result, the accounts of the joint venture are consolidated by the Company.  At March 31, 2018, the consolidated assets, liabilities and equity included buildings and improvements and other, net of accumulated depreciation of $71.0 million; land of $14.9 million; and accrued expenses and other liabilities of $2.6 million.

Assets Held for Sale

During the first quarter of 2018, the criteria for classifying one land parcel as held for sale were met, and as a result, the land parcel was presented as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2018. See Note 13 for details on the April 2018 disposition of this land parcel. The Randal Park land parcel that comprised the asset held for sale balance as of December 31, 2017, was sold during the first quarter as detailed on Note 12.

Fair Value Measurements

The Company applies the guidance in Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, if any; to its impairment valuation analysis of real estate assets; to its disclosure of the fair value of financial instruments, principally indebtedness; and to its derivative financial instruments.  Fair value disclosures required under ASC Topic 820 are summarized in Note 7 utilizing the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
Level 3 - Unobservable inputs for the assets or liability.
Revenue from Contracts with Customers

The Company primarily leases multifamily residential apartments under operating leases generally with terms of one year or less, which are recorded as operating leases. Rental lease revenues are recognized in accordance with ASC Topic 840, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 93% of the Company's total revenues and includes gross market rent less adjustments for concessions, vacancy loss and bad debt.

Other non-lease revenues represent the remaining 7% of the Company's total revenues and are primarily driven by utility reimbursement revenue from its tenants. The Company's primary sources of reimbursement revenue are from water and cable utility services, which produced $9.8 million and $7.5 million, respectively, of revenues during the three months ended March 31, 2018, and $9.4 million and $7.7 million of revenues, respectively, during the three months ended March 31, 2017.

Other non-lease revenues are recognized in accordance with ASC Topic 606, Revenue Recognition, as a result of the Company's January 1, 2018 adoption of Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach. The guidance requires that revenue (outside of the scope of lease revenue accounting rules) is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. While ASU 2014-09 requires additional disclosure regarding the nature and timing of the Company's non-lease revenue transactions, which is provided here in Note 1 as well as Note 11, the adoption of the ASU did not have a material impact on the Company's consolidated financial statements or the Company's internal accounting policies and did not result in an opening adjustment to retained earnings. In addition, the Company elected the available practical expedients to the ASU’s requirement for disclosure on remaining performance obligations, which allow an entity to avoid disclosing the amount of the remaining performance obligations for contracts with an original expected duration of less than one year or those that meet the practical expedient in ASC 606-10-55-18 that permits the entity to recognize revenue as invoiced. See Note 11 for the disaggregation of our revenues in accordance with ASU 2014-09.

Impact of Recently Adopted Accounting Standards on Condensed Consolidated Statements of Cash Flows

Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a
Consensus of the FASB Emerging Issues Task Force), which clarifies how certain types of cash receipts and cash payments are to be presented and classified on the statement of cash flows. Management has determined three of the eight transactions in the ASU are relevant to the Company and its cash flows and include debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims and distributions received from equity method investees. Upon adoption of ASU 2016-15, the Company recognized a $0.2 million increase to net cash provided by operating activities and a $0.2 million decrease to net cash used in investing activities for the three months ended March 31, 2017.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force), effective January 1, 2018. The ASU required restricted cash to be presented within cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flow with retrospective adjustments to all periods presented. The Company previously reported the change in restricted cash within the operating and investing activities in the consolidated statement of cash flows. Upon adoption, cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 increased by approximately $24.5 million to reflect the restricted cash balances. Additionally, net cash provided by operating activities decreased by $5.5 million for the three months ended March 31, 2017, while net cash used in investing activities decreased by $58.3 million for the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements
The Company believes the following recent accounting pronouncement is relevant to the readers of the Company's financial statements and could have a material effect on the Company's consolidated financial statements.
In 2016, the Financial Accounting Standard Board, or FASB, issued a new lease accounting standard, ASU 2016-02, Leases (Topic 842), which amends existing accounting standards and establishes the principles, presentation and disclosure requirements for lease accounting for both the lessee and lessor. Under the new standard, lessors will use an approach that is substantially equivalent to existing guidance but aligned with the newly adopted revenue recognition standard, while lessees will be required to record most leases on the balance sheet and recognize lease expense in the income statement in a manner similar to current practice. The new standard requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for all leases with terms of more than twelve months. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement.
The standard must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. However, the FASB has proposed an alternative transition method that would allow entities the option to apply the new lease guidance as of the period of adoption without adjusting comparative periods presented. Further, prior period financial statements and disclosures would be presented in accordance with existing leases guidance under this proposed transitional practical expedient. Management is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures upon adoption on January 1, 2019.

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income available to MAA common shareholders by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share. For the three months ended March 31, 2018 and 2017, MAA's basic earnings per share is computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended March 31,
	2018		2017
Common Shares Outstanding
Weighted average common shares - basic	113,507		113,338
Weighted average partnership units outstanding	—	(1)	4,219
Effect of dilutive securities	—	(2)	307
Weighted average common shares - diluted	113,507		117,864

Calculation of Earnings per Common Share - basic
Net income	$50,820		$43,416
Net income attributable to noncontrolling interests	(1,801)		(1,511)
Unvested restricted stock (allocation of earnings)	(79)		(73)
Preferred dividends	(922)		(922)
Net income available for common shareholders, adjusted	$48,018		$40,910

Weighted average common shares - basic	113,507		113,338
Earnings per common share - basic	$0.42		$0.36

Calculation of Earnings per Common Share - diluted
Net income	$50,820		$43,416
Net income attributable to noncontrolling interests	(1,801)	(1)	—
Unvested restricted stock (allocation of earnings)	(79)	(2)	—
Preferred dividends	(922)		(922)
Net income available for common shareholders, adjusted	$48,018		$42,494

Weighted average common shares - diluted	113,507		117,864
Earnings per common share - diluted	$0.42		$0.36

(1) For the three months ended March 31, 2018, 4.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.
(2) For the three months ended March 31, 2018, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP Unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per OP Unit computations for the three months ended March 31, 2018 and 2017 is presented below (dollars and units in thousands, except per unit amounts):

	Three months ended March 31,
	2018		2017
Common Units Outstanding
Weighted average common units - basic	117,689		117,557
Effect of dilutive securities	—	(1)	307
Weighted average common units - diluted	117,689		117,864

Calculation of Earnings per Common Unit - basic
Net income	$50,820		$43,416
Unvested restricted stock (allocation of earnings)	(79)		(73)
Preferred unit distributions	(922)		(922)
Net income available for common unitholders, adjusted	$49,819		$42,421

Weighted average common units - basic	117,689		117,557
Earnings per common unit - basic	$0.42		$0.36

Calculation of Earnings per Common Unit - diluted
Net income	$50,820		$43,416
Unvested restricted stock (allocation of earnings)	(79)	(1)	—
Preferred unit distributions	(922)		(922)
Net income available for common unitholders, adjusted	$49,819		$42,494

Weighted average common units - diluted	117,689		117,864
Earnings per common unit - diluted	$0.42		$0.36

(1) For the three months ended March 31, 2018, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    MAA Equity

Changes in total equity and its components for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2017	$9	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894
Net income attributable to controlling interests	—	—	—	49,019	—	1,801	—	50,820
Other comprehensive income - derivative instruments	—	—	—	—	610	29	—	639
Issuance and registration of common shares	—	1	104	—	—	—	—	105
Shares repurchased and retired	—	—	(2,912)	—	—	—	—	(2,912)
Exercise of stock options	—	—	625	—	—	—	—	625
Shares issued in exchange for common units	—	—	2,780	—	—	(2,780)	—	—
Shares issued in exchange for redeemable stock	—	—	1,915	—	—	—	—	1,915
Redeemable stock fair market value adjustment	—	—	—	965	—	—	—	965
Adjustment for noncontrolling interests in Operating Partnership	—	—	92	—	—	(92)	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	—	—	(233)	233	—	—	—
Amortization of unearned compensation	—	—	4,024	—	—	—	—	4,024
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock	—	—	—	(104,971)	—	—	—	(104,971)
Dividends on noncontrolling interests units	—	—	—	—	—	(3,819)	—	(3,819)
EQUITY BALANCE MARCH 31, 2018	$9	$1,135	$7,127,740	$(840,642)	$3,000	$226,815	$2,306	$6,520,363

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2016	$9	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101
Net income attributable to controlling interests	—	—	—	41,905	—	1,511	—	43,416
Other comprehensive loss - derivative instruments	—	—	—	—	3,079	113	—	3,192
Issuance and registration of common shares	—	1	67	—	—	—	—	68
Issuance and registration of preferred shares	—	—	2,007	—	—	—	—	2,007
Shares repurchased and retired	—	—	(4,734)	—	—	—	—	(4,734)
Shares issued in exchange for common units	—	—	167	—	—	(167)	—	—
Shares issued in exchange for redeemable stock	—	—	1,482	—	—	—	—	1,482
Redeemable stock fair market value adjustment	—	—	—	(298)	—	—	—	(298)
Adjustment for noncontrolling interests in Operating Partnership	—	—	305	—	—	(305)	—	—
Amortization of unearned compensation	—	—	3,139	(114)	—	—	—	3,025
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock	—	—	—	(98,841)	—	—	—	(98,841)
Dividends on noncontrolling interests units	—	—	—	—	—	(3,664)	—	(3,664)
EQUITY BALANCE MARCH 31, 2017	$9	$1,134	$7,111,445	$(765,749)	$4,223	$233,464	$2,306	$6,586,832

5.    MAALP Capital

Changes in total capital and its components for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875
Net income	1,801	48,097	922	—	—	50,820
Other comprehensive income - derivative instruments	—	—	—	639	—	639
Issuance of units	—	105	—	—	—	105
Units repurchased and retired	—	(2,912)	—	—	—	(2,912)
Exercise of unit options	—	625	—	—	—	625
General partner units issued in exchange for limited partner units	(2,780)	2,780	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915
Redeemable units fair market value adjustment	—	965	—	—	—	965
Adjustment for limited partners' capital at redemption value	(63)	63	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—
Amortization of unearned compensation	—	4,024	—	—	—	4,024
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders	(3,819)	(104,971)	—	—	—	(108,790)
CAPITAL BALANCE MARCH 31, 2018	$226,815	$6,221,216	$66,840	$3,167	$2,306	$6,520,344

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082
Net income	1,511	40,983	922	—	—	43,416
Other comprehensive income - derivative instruments	—	—	—	3,192	—	3,192
Issuance of units	—	68	2,007	—	—	2,075
Units repurchased and retired	—	(4,734)	—	—	—	(4,734)
General partner units issued in exchange for limited partner units	(167)	167	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482
Redeemable units fair market value adjustment	—	(298)	—	—	—	(298)
Adjustment for limited partners' capital at redemption value	(192)	192	—	—	—	—
Amortization of unearned compensation	—	3,025	—	—	—	3,025
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders	(3,664)	(98,841)	—	—	—	(102,505)
CAPITAL BALANCE MARCH 31, 2017	$233,464	$6,279,765	$66,840	$4,438	$2,306	$6,586,813

6.           Borrowings

The following table summarizes the Company's outstanding debt as of March 31, 2018 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$450,000	2.8%	4/15/2020
Fixed rate senior notes	2,292,000	4.0%	11/13/2024
Term loans fixed with swaps	550,000	2.9%	7/9/2020
Variable rate term loans	300,000	2.6%	8/29/2020
Fair market value adjustments, debt issuance costs and discounts	(25,336)
Total unsecured debt	$3,566,664	3.5%
Fixed rate secured debt
Individual property mortgages	$841,711	4.0%	11/1/2019
Variable rate secured debt (1)
Fannie Mae Facility	80,000	2.1%	12/1/2018
Fair market value adjustments and debt issuance costs	10,476
Total secured debt	$932,187	3.8%
Total outstanding debt	$4,498,851	3.6%
(1) Includes capped balances.

Unsecured Revolving Credit Facility

MAALP maintains a $1.0 billion unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at 2.78%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At March 31, 2018, the MAALP had $450.0 million outstanding under the KeyBank Facility with another approximately $2.5 million of additional capacity used to support outstanding letters of credit.

Senior Unsecured Notes

As of March 31, 2018, MAALP had approximately $2.0 billion in principal amount of publicly issued senior unsecured notes and $292.0 million of privately placed senior unsecured notes. These senior unsecured notes had maturities at issuance ranging from seven to twelve years, averaging 6.6 years remaining until maturity as of March 31, 2018.

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

Secured Property Mortgages

As of March 31, 2018, the Company had $841.7 million of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019.

In February 2018, the Company retired a $38.3 million mortgage associated with Highlands of West Village. The mortgage was scheduled to mature in May 2018. In addition to the debt retirement, the Company paid $2.7 million associated with property mortgage principal amortizations during the three months ended March 31, 2018.

Secured Credit Facility

The Company maintains an $80.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by the Federal National Mortgage Association, or the Fannie Mae Facility. The Fannie Mae Facility matures on December 1, 2018. Borrowings under the Fannie Mae Facility totaled $80.0 million at March 31, 2018, all of which was variable rate at an average interest rate of 2.1%. The available borrowing capacity at March 31, 2018 was $80.0 million.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$80.0 million of the Fannie Mae Facility, all of which was borrowed as of March 31, 2018; and

•	$292.0 million of the privately placed senior unsecured notes.

7.           Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash, and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at March 31, 2018 and December 31, 2017, totaled $3.1 billion and $3.2 billion, respectively, and had estimated fair values of $3.2 billion and $3.3 billion (excluding prepayment penalties) as of March 31, 2018 and December 31, 2017, respectively. The carrying values of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2018 and December 31, 2017, totaled $1.4 billion and $1.3 billion, respectively, and had estimated fair values of $1.4 billion and $1.3 billion (excluding prepayment penalties) as of March 31, 2018 and December 31, 2017, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded that these rates reasonably estimate current market rates. Management has determined the inputs used to value the outstanding debt fall within Level 2 of the fair value hierarchy, and therefore, the fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair value of interest rate derivative contracts designated as hedging instruments recorded in "Other assets" in the accompanying Condensed Consolidated Balance Sheets was $5.1 million and $3.6 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of interest rate derivative contract liabilities recorded in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets was $1.6 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively.

To comply with the provisions of ASC Topic 820, management incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Based on the fair value measurement guidance issued by the FASB, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

The derivative asset related to the redemption feature embedded in the MAA Series I preferred stock issued in connection with Merger is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. This analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company's option beginning on October 1, 2026 and at the redemption price of $50 per share (see Note 8). The analysis uses observable market-based inputs, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to "Other non-operating (expense) income" in the accompanying Condensed Consolidated Statements of Operations. As a result of mark-to-market adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset in the three months ended March 31, 2018, the fair value of the embedded derivative decreased to $18.5 million as of March 31, 2018 compared to $21.2 million as of December 31, 2017. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of its derivatives held as of March 31, 2018 and December 31, 2017 were classified as Level 2 in the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

As of January 1, 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which clarifies hedge accounting requirements, improves disclosure of hedging arrangements and better aligns risk management activities and financial reporting for hedging relationships. The Company adopted the standard using a modified retrospective approach via the elimination of the previously recorded cumulative ineffectiveness for cash flow and net investment hedges existing at date of adoption as a cumulative-effect adjustment of $0.2 million to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The adoption of the ASU did not have a material impact on the consolidated financial statements or the Company's internal accounting policies.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive income" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In conjunction with the adoption of ASU 2017-12, as long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified to earnings as a decrease to "Interest expense", which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

As of March 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$25,000,000
Interest Rate Swaps(1)	12	$550,000,000

(1)
Six forward rate swaps totaling $300.0 million, which hedge the first 10 years of interest payments on debt expected to be issued in 2018, are included in the number of instruments but excluded from the notional amount. These swaps are not included in the debt discussion in Note 6 or Management's Discussion and Analysis of Financial Condition and Results of Operations found elsewhere in this report.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)
Three months ended March 31,	2018	2017		2018	2017
Interest rate contracts	$832	$2,520	Interest Expense	$193	$(672)

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Earnings on Derivative
For the three months ended March 31,		2018	2017

Preferred stock embedded derivative	Non-operating (expense) income	$(2,644)	$2,353

Credit-Risk-Related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of March 31, 2018, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements at the termination value of $1.2 million. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Condensed Consolidated Balance Sheets.

Changes in Accumulated Other Comprehensive Income

The Company's other comprehensive income consists entirely of gains and losses attributable to the effective portion of its cash flow hedges. The table below reflects the change in the balance for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Affected Line Item in the Condensed Consolidated Statements Of Operations	Three months ended March 31,
		2018	2017
Beginning balance		$2,157	$1,144
Other comprehensive income before reclassifications		832	2,520
Amounts reclassified from Accumulated other comprehensive income - interest rate contracts	Interest expense	(193)	672
Net current period other comprehensive income attributable to noncontrolling interests		(29)	(113)
Cumulative adjustment due to adoption of ASU 2017-12		233	—
Change in Accumulated other comprehensive income attributable to MAA		843	3,079
Ending balance		$3,000	$4,223

8.           Shareholders' Equity of MAA

On March 31, 2018, 113,745,207 shares of common stock of MAA and 4,141,780 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,886,987 shares and units. At March 31, 2017, 113,574,798 shares of common stock of MAA and 4,217,444 OP Units were outstanding, representing a total of 117,792,242 shares and units. Options to purchase 95,838 shares of MAA's common stock were outstanding as of March 31, 2018, compared to 147,282 outstanding options as of March 31, 2017. During the three months ended March 31, 2018, 32,391 shares of MAA's common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the three months ended March 31, 2017, 47,480 shares were acquired for such purposes. During the three months ended March 31, 2018, we issued 12,600 shares related to the exercise of stock options. These exercises resulted in proceeds of $0.6 million. During the three months ended March 31, 2017, there were no stock options exercised.

Preferred Stock

As of March 31, 2018, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

9.    Partners' Capital of MAALP

OP Units

Interests in MAALP are represented by OP Units. As of March 31, 2018, there were 117,886,987 OP Units outstanding, 113,745,207 or 96.5% of which were owned by MAA, MAALP's general partner. The remaining 4,141,780 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of March 31, 2017, there were 117,792,242 OP Units outstanding, 113,574,798 or 96.4% of which were owned by MAA and 4,217,444 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of March 31, 2018, a total of 4,141,780 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 113,745,207 Class B Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

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

At March 31, 2018, a total of 4,141,780 Class A Units were outstanding and redeemable for 4,141,780 shares of MAA common stock, with an approximate value of $377.9 million, based on the closing price of MAA’s common stock on March 29, 2018 of $91.24 per share. At March 31, 2017, a total of 4,217,444 Class A Units were outstanding and redeemable for 4,217,444 shares of MAA common stock, with an approximate value of $429.1 million, based on the closing price of MAA’s common stock on

March 31, 2017 of $101.74 per share. The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

10.     Legal Proceedings

In September 2010, the United States Department of Justice, or DOJ, filed suit against Post Properties, (and by virtue of the Merger, MAA) in the United States District Court for the District of Columbia alleging that certain of Post Properties’ apartments violated accessibility requirements of the Fair Housing Act, or FHA, and the Americans with Disabilities Act of 1990, or ADA. The DOJ is seeking, among other things, an injunction against MAA, requiring MAA to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. No trial date has been set.

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

As of March 31, 2018 and December 31, 2017, the Company's accrual for loss contingencies was $31.8 million and $32.1 million in the aggregate, respectively. The loss contingencies are presented in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets.

11.           Segment Information

The Company's segment information presents the measure used by the chief operating decision maker for purposes of assessing each operating segment's performance. The chief operating decision maker is the Company’s President and Chief Executive Officer. As of March 31, 2018, the Company owned or had an ownership interest in 303 multifamily apartment communities in 17 different states and the District of Columbia from which it derived all significant sources of earnings and operating cash flows.

The Company's chief operating decision maker evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following reflects the two reportable segments for the Company:

•	Same Store communities are communities that the Company has owned and have been stabilized for at least a full 12 months.

•
Non-Same Store and Other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition and communities that have undergone a significant casualty loss. Also included in Non-Same Store and Other are non-multifamily activities.

On the first day of each calendar year, the Company determines the composition of its Same Store and Non-Same Store and Other reportable segments for that year as well as adjust the previous year, which allows the Company to evaluate full period-over-period operating comparisons.  Properties in development or lease-up are added to the same store portfolio on the first day of the calendar year after it has been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from the Same Store portfolio.

The chief operating decision maker utilizes net operating income, or NOI, in evaluating the performance of its operating segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. Management believes NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Effective January 1, 2018, the Company revised its reportable segment presentation. The revision eliminated the distinction between large and secondary same store markets and combined the two previously reported segments into the Same Store reportable segment referred to above. The communities acquired in the Merger became eligible for the same store designation on January 1, 2018 as the properties had been owned and stabilized for a full 12 months. The communities acquired from Post Properties are predominantly located in large markets, resulting in a more homogeneous property portfolio in terms of market dynamics. The chief operating decision maker no longer makes decisions about capital resource allocations, and does not assess operating performance, by large and secondary same store markets. Further, the chief operating decision maker no longer reviews financial information segregating the Company’s operating segments into large and secondary same store markets. The change in the Company’s portfolio caused the distinction between large and secondary markets to no longer be meaningful. As a result, the Company now discloses two reportable segments: Same Store and Non-Same Store and Other. There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior year amounts have been revised to conform to the current year presentation shown below.

Revenues and NOI for each reportable segment for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Revenues:
Same Store
Rental revenues	$331,683	$325,767
Reimbursable property revenues	22,349	21,821
Other property revenues	2,815	3,009
Total Same Store revenues	$356,847	$350,597
Non-Same Store and Other
Rental revenues	$27,357	$25,098
Reimbursable property revenues	1,338	1,536
Other property revenues	475	1,677
Total Non-Same Store and Other revenues	$29,170	$28,311
Total rental and other property revenues	$386,017	$378,908

Net Operating Income:
Same Store NOI	$225,350	$221,183
Non-Same Store and Other NOI	16,263	16,452
Total NOI	241,613	237,635
Depreciation and amortization	(120,744)	(129,997)
Property management expenses	(12,880)	(10,981)
General and administrative expenses	(10,132)	(12,840)
Merger and integration expenses	(3,799)	(6,161)
Interest expense	(40,905)	(36,584)
Loss on sale of depreciable real estate assets	—	(73)
Gain on sale of non-depreciable real estate assets	150	—
Other non-operating (expense) income	(2,341)	2,711
Income tax expense	(640)	(651)
Income from real estate joint venture	498	357
Net income attributable to noncontrolling interests	(1,801)	(1,511)
Dividends to MAA Series I preferred shareholders	(922)	(922)
Net income available for MAA common shareholders	$48,097	$40,983

Assets for each reportable segment as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Assets:
Same Store	$9,773,940	$9,864,321
Non-Same Store and Other	1,439,424	1,427,778
Corporate assets	204,012	199,820
Total assets	$11,417,376	$11,491,919

12.           Real Estate Acquisitions and Dispositions

The Company did not acquire any apartment communities or land parcels during the three months ended March 31, 2018.

The following table reflects the Company's disposition activity for the three months ended March 31, 2018:

Community	Market	Acres	Date Sold
Craft Farms Residential - Outparcel	Gulf Shores, AL	3	January 24, 2018
Randal Park - Outparcel	Orlando, FL	34	February 27, 2018

13.           Subsequent Events

On April 19, 2018, the Company closed on the disposition of a 29 acre land parcel located in the Las Vegas, Nevada market, for proceeds of $9.5 million, resulting in an expected net gain of $2.8 million on the sale of non-depreciable real estate assets. This land parcel was classified as held for sale as of March 31, 2018 as described in Note 1.

On April 26, 2018, the Company acquired a 374 unit multifamily apartment community, Sync36, located in Denver, Colorado.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both Mid-America Apartment Communities, Inc., or MAA and Mid-America Apartments, L.P., or the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.5% limited partner interest as of March 31, 2018. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Risks Associated with Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements about the anticipated benefits from the completed merger with Post Properties Inc., or Post Properties, and statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities, operating performance and results and interest rate and other economic expectations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	exposure, as a multifamily focused real estate investment trust, or REIT, to risks inherent in investments in a single industry and sector;

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

New factors may also emerge from time-to-time that could have a material adverse effect on our business. Except as required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date on which this Quarterly Report on Form 10-Q is filed.

Overview of the Three Months Ended March 31, 2018

We experienced an increase in Net income available for MAA common shareholders for the three months ended March 31, 2018, as growth in revenue outpaced increases in our property operating expenses. Results for the three months ended March 31, 2018 also included $2.6 million of Other-non operating expense as a result of the decrease in the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock issued in the Merger and $3.8 million of merger and integration costs related to the Merger. Results for the quarter ended March 31, 2017 included $2.3 million of Other-non operating income from the adjustment of the bifurcated embedded derivative and $6.2 million of merger and integration costs. The increase in revenues was primarily driven by a 1.8% increase in our Same Store segment and a 3.0% increase in our Non-Same Store and Other segment. The increase in property operating expenses was primarily due to a 1.6% increase in our Same Store segment and a 8.8% increase in our Non-Same Store and Other segment.

The drivers of these increases are discussed below in the "Results of Operations" section. Our Same Store segment represents those communities that have been owned and stabilized for at least 12 months. Our Non-Same Store segment includes recently acquired communities, communities being developed or in lease-up, communities undergoing extensive renovations, communities identified for disposition, and communities that have undergone a significant casualty loss. Also included in Non-Same Store and Other segment are non-multifamily activities. During the first quarter of 2018, the Company revised its reportable segment presentation. The revision eliminated the distinction between large and secondary same store markets and combined the two previously reported segments into the Same Store reportable segment referred to above. Additional information regarding the composition of our segments is included in Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2018, we owned and operated 302 apartment communities through the Operating Partnership in addition to one partially owned unconsolidated real estate joint venture. In addition, 29 of our multifamily properties include retail components, and we also owned four commercial properties at March 31, 2018.

Trends

During the three months ended March 31, 2018, demand for apartments continued to be relatively strong, as it was during the three months ended March 31, 2017. Physical occupancy for our Same Store segment ended March 31, 2018 at a strong 96.8% and average daily physical occupancy for our Same Store segment was 96.3% for the quarter, 30 basis points ahead of average daily physical occupancy during the three months ended March 31, 2017. Same Store average effective rent per unit continued to increase, and was up 1.4% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
An important part of our portfolio strategy is to maintain a diversity of markets, submarkets, product types and price points across the Southeast and Southwest regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban and downtown/central business district locations and various monthly rent price points, will perform well in “up” cycles as well as weather “down” cycles better. Through our investment in 38 defined Metropolitan Statistical Areas, we are diversified across markets, urban and suburban submarkets, and a variety of monthly rent pricing points.
The current supply level is impacting our total portfolio from a demand standpoint, particularly properties located in urban submarkets, the majority of which were acquired in the Merger. Properties owned prior to the Merger have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets. While data from the U.S. Census Bureau indicated multifamily permitting across our markets was down 5% in 2017 as compared to 2016, through March 2018 year to date, multifamily permitting picked back up in our markets as compared to the same period in 2017. The 2017 activity should result in relatively lower supply in our markets as compared to the current environment, but should the current 2018 trend continue, the supply level could increase as we get into the middle part of 2020 and beyond.

Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that the Tax Cuts and Jobs Act results in improving economic conditions such as increased job growth or more disposable income, we believe that we may be able to maintain occupancy more effectively and increase rents. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended March 31, 2018, total move outs attributable to single family home rentals for our combined portfolio represented about 6% of total move outs, in line with the three months ended March 31, 2017. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest regions) will continue to support apartment rental demand in our markets.

Rising interest rates may have a significant impact on our business and results of operations. As of March 31, 2018, we had approximately $4.5 billion of debt, of which 18% had variable rate interest and 82% had fixed or hedged interest rates. To the extent interest rates rise, our net interest expense on variable rate debt will increase as will potentially our net interest expense on any debt refinancing. Given the short-term nature of our leases, to the extent interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As previously noted above, physical occupancy for our Same Store segment for the period ended March 31, 2018 was strong, and the average for the three months ended March 31, 2018 was sustained above 96%. As we move into the typically busy spring and summer leasing, the current level of physical occupancy puts us in a good position to maintain solid pricing growth in the second and third quarters of 2018.
Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

For the three months ended March 31, 2018, we achieved net income available for MAA common shareholders of $48.1 million, a 17.4% increase compared to the same period in the prior year, and total revenue growth of $7.1 million, a 1.9%
increase compared to the same period in the prior year. The following discussion describes the primary drivers of the increase in net income for MAA common shareholders for the three months ended March 31, 2018.

Property Revenues

The following table presents our property revenues by segment for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	Three months ended March 31,
	2018	2017	Increase	Percentage Increase
Same Store	$356,847	$350,597	$6,250	1.8%
Non-Same Store and Other	29,170	28,311	859	3.0%
Total	$386,017	$378,908	$7,109	1.9%

The increase in property revenues from our Same Store segment compared to the same period in 2017 was the primary driver in total property revenue growth. The Same Store segment generated a 1.8% increase in revenues for the first quarter of 2018 as compared to the same period in the prior year, primarily by strong average daily physical occupancy of 96.3%, which was 30 basis points higher than the same period last year, and average effective rent per unit growth of 1.4%, as compared to the same period last year.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	Three months ended March 31,
	2018	2017	Increase	Percentage Increase
Same Store	$131,497	$129,414	$2,083	1.6%
Non-Same Store and Other	12,907	11,859	1,048	8.8%
Total	$144,404	$141,273	$3,131	2.2%

The increase in property operating expenses for our Same Store segment was primarily the result of increases in utilities expense of $1.4 million, real estate tax expense of $1.2 million, personnel expenses of $0.7 million and other operating expenses of $0.5 million. The increases in property operating expenses were offset by decreases in building repairs and maintenance expense of $0.9 million and insurance expense of $0.7 million. The increase in property expenses from our Non-Same Store and Other segment was primarily the result of increases in real estate tax expense of $0.9 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2018 was approximately $120.7 million, a decrease of $9.3 million from the same period in 2017. The primary driver of the decrease was a $15.4 million decrease in amortization expense, which was due to certain intangible assets becoming fully amortized in the second half of 2017, resulting in the recognition of no amortization expense for those assets in the three months ended March 31, 2018. The decrease in amortization expense was partially offset by a $5.9 million increase to depreciation expense for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in depreciation expense was primarily driven by the depreciation expense recognized for capital assets spend subsequent to March 31, 2017 and through March 31, 2018. The capital asset spend was related to our capital development and redevelopment activities made in the normal course of business as well as property acquisitions during 2017.

Other Operating Expenses

Property management expenses for the three months ended March 31, 2018 were approximately $12.9 million, an increase of $1.9 million from the three months ended March 31, 2017. This increase is primarily due to increases in personnel costs. General and administrative expenses for the three months ended March 31, 2018 were approximately $10.1 million, a decrease of $2.7 million from the three months ended March 31, 2017. This decrease was primarily driven by decreases in legal expenses. Merger and integration expenses for the three months ended March 31, 2018 were approximately $3.8 million, approximately $2.4 million less than the merger and integration related expenses for the three months ended March 31, 2017, primarily as a result of a decreased year-over-year personnel costs from synergies of the merger with Post Properties.

Non-Operating Expenses and Other

Interest expense for the three months ended March 31, 2018 was approximately $40.9 million, an increase of $4.3 million from the three months ended March 31, 2017. The increase was primarily due to increased borrowings resulting from the issuance of $600.0 million of senior unsecured notes in May 2017, bearing interest at 3.60% per annum. The debt issuance resulted in additional interest expense for the three months ended March 31, 2018 compared to the same period in 2017. Such increases were offset by slight decreases in interest expense as a result of retirements of secured property mortgages subsequent to March 31, 2017.

Other non-operating expense for the three months ended March 31, 2018 was $2.3 million, a decrease of approximately $5.1 million compared to other non-operating income for the three months ended March 31, 2017. The decrease was primarily due to the recognition of $2.6 million of expense from the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock during the three months ended March 31, 2018. During the three months ended March 31, 2017, we recognized $2.3 million of income from the net mark-to-market adjustment of the bifurcated embedded derivative.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represent net income available for MAA common shareholders (computed in accordance with the United States generally accepted accounting principles, or GAAP) excluding extraordinary items, asset impairment and gains or losses on disposition of real estate assets, plus net income attributable to noncontrolling interests, depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Because noncontrolling interest is added back, FFO, when used in this Quarterly Report on Form 10-Q, represents FFO attributable to the Company. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with NAREIT's definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the three months ended March 31, 2018 and March 31, 2017, as we believe net income available for MAA common shareholders is the closest corresponding GAAP measure (dollars in thousands):

	Three months ended March 31,
	2018	2017
Net income available for MAA common shareholders	$48,097	$40,983
Depreciation and amortization of real estate assets	119,566	128,968
Loss on sale of depreciable real estate assets	—	73
Depreciation and amortization of real estate assets of real estate joint venture	145	152
Net income attributable to noncontrolling interests	1,801	1,511
Funds from operations attributable to the Company	$169,609	$171,687

FFO for the three months ended March 31, 2018 decreased by approximately $2.1 million from the three months ended March 31, 2017 primarily as a result of the increases in other non-operating expense of $5.1 million, interest expense of $4.3 million, property operating expenses, excluding depreciation and amortization, of $3.1 million and property management expenses of $1.9 million. The decreases to FFO were offset by the impact of the increase in property revenues of $7.1 million, in addition to decreases in general and administrative expenses of $2.7 million and merger and integration expenses of $2.4 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash flow provided by operating activities increased to $152.7 million for the three months ended March 31, 2018 compared to $132.8 million for the three months ended March 31, 2017. The increase in operating cash flows was driven by our operating performance as well as the timing of cash payments

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 was $46.7 million compared to net cash used in investing activities during the three months ended March 31, 2017 of $149.2 million. The primary drivers of this change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		Increase in Net Cash	Percentage Increase in Net Cash
	during the three months ended March 31,
	2018	2017
Purchases of real estate and other assets	$—	$(62,817)	$62,817	100.0%
Capital improvements, development and other	(51,775)	(86,338)	34,563	40.0%
Proceeds from disposition of real estate assets	5,860	—	5,860	100.0%

The decrease in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in cash outflows for capital improvements, development and other compared to the prior year primarily resulted from the decrease in our development pipeline during the three months ended March 31, 2018. There were two development properties under construction as of March 31, 2018, versus seven development properties under construction as of March 31, 2017. The increase in cash inflows related to proceeds from disposition of real estate assets compared to the prior year is primarily due to the sale of two land parcels during the three months ended March 31, 2018; however, there were no dispositions during the three months ended March 31, 2017.

Financing Activities

Net cash used in financing activities increased to $112.8 million for the three months ended March 31, 2018 compared to $46.9 million for the three months ended March 31, 2017. The primary drivers of this change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)		Decrease in Net Cash	Percentage Decrease in Net Cash
	during the three months ended March 31,
	2018	2017
Net change in credit lines	$40,000	$80,000	$(40,000)	(50.0)%
Principal payments on notes payable	(41,042)	(18,871)	(22,171)	(117.5)%
Dividends paid on common shares	(104,876)	(98,791)	(6,085)	(6.2)%

The decrease in cash inflows related to the net change in credit lines resulted from the increase in net borrowings of $40.0 million on our unsecured revolving credit facility during the three months ended March 31, 2018, compared to the increase in net borrowings of $80.0 million on the unsecured revolving credit facility during the three months ended March 31, 2017. The increase in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $38.3 million of secured property mortgages during the three months ended March 31, 2018, compared to paying off approximately $15.8 million of secured property mortgages during the three months ended March 31, 2017. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $0.9225 per share during the three months ended March 31, 2018, compared to the dividend rate of $0.8700 per share during the three months ended March 31, 2017.

Equity

As of March 31, 2018, MAA owned 113,745,207 OP Units, comprising a 96.5% limited partnership interest in the Operating Partnership, while the remaining 4,141,780 outstanding OP Units were held by third party limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP

Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act the 4,141,780 shares of its common stock, that as of March 31, 2018, were issuable upon redemption of OP Units, so that those shares can be sold freely in the public markets. For more information regarding our equity capital resources, see Note 8 and Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule outlines our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2018 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$2,842,000	5.3	3.8%
Variable rate	750,000	0.1	2.7%
Fair market value adjustments, debt issuance costs and discounts	(25,336)
Total unsecured rate maturity	$3,566,664	4.2	3.5%
Secured debt
Conventional - fixed rate or swapped	$841,711	1.6	4.0%
Conventional - variable rate - capped (1)	25,000	0.5	2.1%
Total fixed or hedged rate maturity	$866,711	1.6	4.0%
Conventional - variable rate	55,000	0.1	2.1%
Fair market value adjustments and debt issuance costs	10,476
Total secured rate maturity	$932,187	1.5	3.8%
Total debt	$4,498,851	3.6	3.6%
Total fixed or hedged debt	$3,694,491	4.4	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rate of 4.5% of the London Interbank Offered Rate, or LIBOR, is reached.

As of March 31, 2018, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into an interest rate cap agreement totaling a notional amount of $25.0 million as of March 31, 2018.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of March 31, 2018 (dollars in thousands):

	Unsecured Credit Facility	Public Bonds	Other Unsecured	Secured	Total
2018	$—	$—	$300,158	$80,000	$380,158
2019	—	—	19,971	555,676	575,647
2020	450,000	—	149,802	162,054	761,856
2021	—	—	222,142	124,252	346,394
2022	—	248,238	415,868	—	664,106
Thereafter	—	1,728,342	32,143	10,205	1,770,690
Total	$450,000	$1,976,580	$1,140,084	$932,187	$4,498,851

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of March 31, 2018 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Cap	Total Fixed or Hedged
2018	$49,987	$250,171	$300,158	3.7%	$25,000	$325,158
2019	575,647	—	575,647	5.9%	—	575,647
2020	162,054	299,199	461,253	3.2%	—	461,253
2021	196,835	—	196,835	5.2%	—	196,835
2022	364,907	—	364,907	3.6%	—	364,907
Thereafter	1,770,691	—	1,770,691	3.9%	—	1,770,691
Total	$3,120,121	$549,370	$3,669,491	4.2%	$25,000	$3,694,491

Unsecured Revolving Credit Facility

On October 15, 2015, the Operating Partnership entered into an unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank National Association, or KeyBank, and fourteen other banks, or the KeyBank Facility. The KeyBank Facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. On December 1, 2016, the Operating Partnership amended the KeyBank Facility by increasing the borrowing capacity from $750.0 million to $1.0 billion. As of March 31, 2018, we had $450.0 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 0.90%. The KeyBank Facility serves as our primary source of short-term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. The Key Bank Facility matures on April 15, 2020, with an option to extend for an additional six months.

Senior Unsecured Notes

We have also issued both public and private unsecured notes. As of March 31, 2018, we had approximately $2.0 billion (face value) of publicly issued notes and $292.0 million of unsecured notes issued in two private placements. In October 2013, we publicly issued $350.0 million of senior unsecured notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400.0 million of senior unsecured notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we publicly issued $400.0 million of senior unsecured notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. As a result of the merger with Post Properties in December 2016, we assumed a series of publicly traded senior notes that has a face value of $250.0 million, is due 2022, and has a coupon of 3.38% paid semiannually on June 1 and December 1. In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 1, 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. The proceeds from the senior unsecured notes issued in May 2017 were used to pay down outstanding amounts under the Key Bank Facility. As of March 31, 2018, all of these amounts remained outstanding.

In July 2011, we issued $135.0 million of senior unsecured notes. The notes were offered and sold in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018; $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which were outstanding at March 31, 2018. In August 2012, we issued $175.0 million of senior unsecured notes. The notes were offered and sold in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024. The $18.0 million tranche was paid off on its maturity date. The remaining tranches were outstanding as of March 31, 2018.

Unsecured Term Loans

In addition to the KeyBank Facility, we maintain four unsecured term loans. We had total borrowings of $850.0 million outstanding under these term loan agreements at March 31, 2018, comprised of:

A $250.0 million term loan with Wells Fargo, N.A., or Wells Fargo, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of March 31, 2018, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with U.S. Bank National Association, or U.S. Bank, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2020. As of

March 31, 2018, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of March 31, 2018, this loan was bearing interest at a rate of LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2022. As of March 31, 2018, this loan was bearing interest at a rate of LIBOR plus 0.95%.

Secured Property Mortgages

We also maintain secured property mortgages with the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of March 31, 2018, we had $841.7 million of secured property mortgages.

Secured Credit Facility

Approximately 1.8% of our outstanding obligations at March 31, 2018 were borrowed through a credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $80.0 million, of which $80.0 million was collateralized, available to borrow, and borrowed at March 31, 2018. The Fannie Mae Facility matures on December 1, 2018.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table reflects our total contractual cash obligations as of March 31, 2018, which consist of our long-term debt, development fees and operating leases (dollars in thousands):

Contractual Obligations (1)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations (2)	$387,884	$570,127	$758,284	$342,903	$668,401	$1,786,112	$4,513,711
Fixed rate or swapped interest (3)	127,097	113,339	98,021	89,454	82,771	196,190	706,872
Purchase obligations (4)	473	—	—	—	—	—	473
Operating lease obligations (5)	2,122	2,781	2,765	2,775	2,790	73,932	87,165
Total	$517,576	$686,247	$859,070	$435,132	$753,962	$2,056,234	$5,308,221
(1) Fixed rate and swapped interest are reflected in this table. The average interest rates of variable rate debt are presented in preceding tables.
(2) Represents principal payments gross of discounts, debt issuance costs and fair market value of debt assumed.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
(4) Represents development fees.
(5) Primarily comprised of a ground lease underlying one apartment community we own and the lease for the MAA corporate headquarters.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a limited partnership in which we hold an equity interest. The capital contributions may be called by the general partner at any time until September 2022 after giving appropriate notice. At March 31, 2018, we had committed to make additional capital contributions totaling up to $12.8 million if and when called by the general partner of the limited partnership and prior to September 2022.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had a 35.0% ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C. We also had a 26.5% ownership interest in a limited partnership. Our interests in these investments are unconsolidated and are recorded using the equity method for the investments as we do not have a controlling interest. At March 31, 2018 and 2017, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 13 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability we believe are customary within the multifamily apartment industry, to insure against liability claims and related defense costs. We also maintain insurance against the risk of direct physical damage to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We will renegotiate our insurance programs effective July 1, 2018. We believe that the current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on February 23, 2018 for discussions of our critical accounting policies. During the three months ended March 31, 2018, there were no material changes to these policies. For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At March 31, 2018, 29.5% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At March 31, 2018, approximately 82% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures within the meaning of Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2018. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, MAA implemented several modules of a new accounting system, including a general ledger, accounts payable, fixed assets and revenue management module. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.  Certain modules are being implemented across the properties in phases; management expects to continue the implementation of these modules to the remaining properties during second and third quarter.  Management will apply the same implementation methodology throughout the remaining phases. There were no other changes to MAA's internal control over financial reporting, as that term is defined in Rule 13a-15 and 15d-15 under the Exchange Act, that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures within the meaning of Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, the Operating Partnership implemented several modules of a new accounting system, including a general ledger, accounts payable, fixed assets and revenue management module. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.  Certain modules are being implemented across the properties in phases; management expects to continue the implementation of these modules to the remaining properties during second and third quarter.  Management will apply the same implementation methodology throughout the remaining phases. There were no other changes to the Operating Partnership’s internal control over financial reporting, as that term is defined in Rule 15d-15 and 13a-15 under the Exchange Act, that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

In December 2017, The Equal Rights Center, a non-profit civil rights organization, filed suit against MAA and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges that we maintained and enforced a criminal records screening policy at certain of our apartment communities, all of which are communities that we acquired from Post Properties in the Merger, which violates the FHA. The suit seeks injunctive relief, actual and punitive damages and attorneys' fees and costs. In addition, we are subject to various other legal proceedings arising in the course of our business operations. While no assurances can be given, we do not currently believe that any of these other outstanding matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.   Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(3)
January 1, 2018 - January 31, 2018	11,309	$93.58	—	4,000,000
February 1, 2018 - February 28, 2018	—	$—	—	4,000,000
March 1, 2018 - March 31, 2018	21,082	$88.46	—	4,000,000
Total	32,391		—	4,000,000

(1)
This column reflects the shares of common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares under the 2013 Stock Incentive Plan.

(2)	The price per share is based on the closing price of MAA's common stock as of the date of determination of the statutory minimum for federal and state tax obligations.

(3)	This column reflects the number of shares of MAA's common stock that were available for purchase under the 4.0 million share repurchase program authorized by MAA's Board of Directors in December 2015.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.         Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc., Post GP Holdings, Inc., and Post Apartment Homes, L.P., dated as of August 15, 2016 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference).

3.1
Fourth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 and incorporated herein by reference).

11.1	Statement re Computation of Per Share Earnings for MAA
11.2	Statement re Computation of Per Unit Earnings for MAALP
12.1	Statement re Computation of Ratio of Earnings to Fixed Charges for MAA
12.2	Statement re Computation of Ratio of Earnings to Fixed Charges for MAALP
31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.'s report for the period ended March 31, 2018, filed with the SEC on May 3, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 (Unaudited) and 2017 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 (Unaudited) and 2017 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 (Unaudited) and 2017 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 3, 2018	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	May 3, 2018	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)