Form 10-Q
period 2018-06-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2018-08-02
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Mid America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	July 30, 2018
Common Stock, $0.01 par value	113,809,954

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2018 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 96.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2018, MAA owned 113,808,292 OP Units (96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive income and redeemable common stock. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its subsidiaries) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

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

In the sections that combine disclosures for MAA and the Operating Partnership, this Quarterly Report on Form 10-Q refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because the business is one enterprise, in that we operate the business through the Operating Partnership.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Real estate assets:
Land	$1,868,828	$1,836,417
Buildings and improvements and other	11,555,677	11,281,504
Development and capital improvements in progress	68,784	116,833
	13,493,289	13,234,754
Less: Accumulated depreciation	(2,316,195)	(2,075,071)
	11,177,094	11,159,683
Undeveloped land	41,149	57,285
Investment in real estate joint venture	44,770	44,956
Real estate assets, net	11,263,013	11,261,924

Cash and cash equivalents	32,610	10,750
Restricted cash	28,193	78,117
Other assets	122,563	135,807
Assets held for sale	750	5,321
Total assets	$11,447,129	$11,491,919

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,621,824	$3,525,765
Secured notes payable	926,811	976,292
Accrued expenses and other liabilities	409,604	405,560
Total liabilities	4,958,239	4,907,617

Redeemable common stock	9,410	10,408

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,808,292 and 113,643,166 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively(1)	1,136	1,134
Additional paid-in capital	7,130,902	7,121,112
Accumulated distributions in excess of net income	(887,672)	(784,500)
Accumulated other comprehensive income	7,986	2,157
Total MAA shareholders' equity	6,252,361	6,339,912
Noncontrolling interests - Operating Partnership units	224,813	231,676
Total Company's shareholders' equity	6,477,174	6,571,588
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total equity	6,479,480	6,573,894
Total liabilities and equity	$11,447,129	$11,491,919

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets for June 30, 2018 and December 31, 2017 are 93,475 and 103,504, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Rental and other property revenues	$390,073	$382,791	$776,090	$761,699
Expenses:
Operating expense, excluding real estate taxes and insurance	92,980	91,806	182,128	179,106
Real estate taxes and insurance	55,750	54,163	111,006	108,136
Depreciation and amortization	122,925	126,360	243,669	256,357
Total property operating expenses	271,655	272,329	536,803	543,599
Property management expenses	11,396	10,745	24,276	21,726
General and administrative expenses	9,211	9,534	19,343	22,374
Merger and integration related expenses	2,826	4,207	6,625	10,368
Income before non-operating items	94,985	85,976	189,043	163,632
Interest expense	(43,585)	(38,481)	(84,490)	(75,065)
Gain on sale of depreciable real estate assets	2	274	2	201
Gain on sale of non-depreciable real estate assets	2,761	48	2,911	48
Other non-operating income	8,032	2,627	5,691	5,338
Income before income tax expense	62,195	50,444	113,157	94,154
Income tax expense	(570)	(618)	(1,210)	(1,269)
Income from continuing operations before real estate joint venture activity	61,625	49,826	111,947	92,885
Income from real estate joint venture	356	329	854	686
Net income	61,981	50,155	112,801	93,571
Net income attributable to noncontrolling interests	2,174	1,840	3,975	3,351
Net income available for shareholders	59,807	48,315	108,826	90,220
Dividends to MAA Series I preferred shareholders	922	922	1,844	1,844
Net income available for MAA common shareholders	$58,885	$47,393	$106,982	$88,376

Earnings per common share - basic:
Net income available for common shareholders	$0.52	$0.42	$0.94	$0.78

Earnings per common share - diluted:
Net income available for common shareholders	$0.52	$0.42	$0.94	$0.78

Dividends declared per common share	$0.9225	$0.8700	$1.8450	$1.7400

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$61,981	$50,155	$112,801	$93,571
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	5,720	(3,863)	6,552	(1,343)
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(555)	246	(748)	918
Total comprehensive income	67,146	46,538	118,605	93,146
Less: Comprehensive income attributable to noncontrolling interests	(2,353)	(1,711)	(4,183)	(3,335)
Comprehensive income attributable to MAA	$64,793	$44,827	$114,422	$89,811

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$112,801	$93,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,521	256,872
Gain on sale of depreciable real estate assets	(2)	(201)
Gain on sale of non-depreciable real estate assets	(2,911)	(48)
Stock compensation expense	6,987	5,618
Amortization of debt premium and debt issuance costs	(2,969)	(6,023)
Net change in operating accounts and other	5,578	(28,566)
Net cash provided by operating activities	364,005	321,223

Cash flows from investing activities:
Purchases of real estate and other assets	(110,430)	(62,817)
Capital improvements, development and other	(126,333)	(186,372)
Contributions to affiliates, including joint ventures	(750)	—
Proceeds from disposition of real estate assets	16,151	1,551
Net cash used in investing activities	(221,362)	(247,638)

Cash flows from financing activities:
Proceeds from lines of credit	355,000	375,000
Repayments of lines of credit	(655,000)	(705,000)
Proceeds from notes payable	397,612	597,480
Principal payments on notes payable	(43,622)	(178,164)
Payment of deferred financing costs	(3,471)	(5,257)
Repurchase of common stock	(2,912)	(4,782)
Debt prepayment and extinguishment costs	(3)	(1,581)
Proceeds from issuances of common shares	436	783
Exercise of stock options	625	432
Distributions to noncontrolling interests	(7,685)	(7,332)
Dividends paid on common shares	(209,843)	(197,602)
Dividends paid on preferred shares	(1,844)	(1,844)
Net cash used in financing activities	(170,707)	(127,867)

Net decrease in cash, cash equivalents and restricted cash	(28,064)	(54,282)
Cash, cash equivalents and restricted cash, beginning of period	88,867	121,800
Cash, cash equivalents and restricted cash, end of period	$60,803	$67,518

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$32,610	$39,659
Restricted cash	28,193	27,859
Total cash, cash equivalents and restricted cash	$60,803	$67,518

Supplemental disclosure of cash flow information:
Interest paid	$87,872	$79,981
Income taxes paid	2,670	2,226

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$3,118	$265
Accrued construction in progress	22,109	19,360
Interest capitalized	1,283	4,227
Mark-to-market adjustment on derivative instruments	4,597	6,757
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except unit data)

	June 30, 2018	December 31, 2017
Assets
Real estate assets:
Land	$1,868,828	$1,836,417
Buildings and improvements and other	11,555,677	11,281,504
Development and capital improvements in progress	68,784	116,833
	13,493,289	13,234,754
Less: Accumulated depreciation	(2,316,195)	(2,075,071)
	11,177,094	11,159,683
Undeveloped land	41,149	57,285
Investment in real estate joint venture	44,770	44,956
Real estate assets, net	11,263,013	11,261,924

Cash and cash equivalents	32,610	10,750
Restricted cash	28,193	78,117
Other assets	122,563	135,807
Assets held for sale	750	5,321
Total assets	$11,447,129	$11,491,919

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,621,824	$3,525,765
Secured notes payable	926,811	976,292
Accrued expenses and other liabilities	409,604	405,560
Due to general partner	19	19
Total liabilities	4,958,258	4,907,636

Redeemable common units	9,410	10,408

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding at June 30, 2018 and at December 31, 2017	66,840	66,840
Common units:
General partner, 113,808,292 and 113,643,166 OP Units outstanding at June 30, 2018 and December 31, 2017, respectively (1)	6,177,170	6,270,758
Limited partners, 4,135,668 and 4,191,586 OP Units outstanding at June 30, 2018 and December 31, 2017, respectively (1)	224,813	231,676
Accumulated other comprehensive income	8,332	2,295
Total operating partners' capital	6,477,155	6,571,569
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total capital	6,479,461	6,573,875
Total liabilities and capital	$11,447,129	$11,491,919

(1)
Number of units outstanding represent total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 are 93,475 and 103,504, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Rental and other property revenues	$390,073	$382,791	$776,090	$761,699
Expenses:
Operating expense, excluding real estate taxes and insurance	92,980	91,806	182,128	179,106
Real estate taxes and insurance	55,750	54,163	111,006	108,136
Depreciation and amortization	122,925	126,360	243,669	256,357
Total property operating expenses	271,655	272,329	536,803	543,599
Property management expenses	11,396	10,745	24,276	21,726
General and administrative expenses	9,211	9,534	19,343	22,374
Merger and integration related expenses	2,826	4,207	6,625	10,368
Income before non-operating items	94,985	85,976	189,043	163,632
Interest expense	(43,585)	(38,481)	(84,490)	(75,065)
Gain on sale of depreciable real estate assets	2	274	2	201
Gain on sale of non-depreciable real estate assets	2,761	48	2,911	48
Other non-operating income	8,032	2,627	5,691	5,338
Income before income tax expense	62,195	50,444	113,157	94,154
Income tax expense	(570)	(618)	(1,210)	(1,269)
Income from continuing operations before real estate joint venture activity	61,625	49,826	111,947	92,885
Income from real estate joint venture	356	329	854	686
Net income	61,981	50,155	112,801	93,571
Dividends to preferred unitholders	922	922	1,844	1,844
Net income available for MAALP common unitholders	$61,059	$49,233	$110,957	$91,727

Earnings per common unit - basic:
Net income available for common unitholders	$0.52	$0.42	$0.94	$0.78

Earnings per common unit - diluted:
Net income available for common unitholders	$0.52	$0.42	$0.94	$0.78

Distributions declared per common unit	$0.9225	$0.8700	$1.8450	$1.7400

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$61,981	$50,155	$112,801	$93,571
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	5,720	(3,863)	6,552	(1,343)
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(555)	246	(748)	918
Comprehensive income attributable to MAALP	$67,146	$46,538	$118,605	$93,146

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$112,801	$93,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,521	256,872
Gain on sale of depreciable real estate assets	(2)	(201)
Gain on sale of non-depreciable real estate assets	(2,911)	(48)
Stock compensation expense	6,987	5,618
Amortization of debt premium and debt issuance costs	(2,969)	(6,023)
Net change in operating accounts and other	5,578	(28,566)
Net cash provided by operating activities	364,005	321,223

Cash flows from investing activities:
Purchases of real estate and other assets	(110,430)	(62,817)
Capital improvements, development and other	(126,333)	(186,372)
Contributions to affiliates, including joint ventures	(750)	—
Proceeds from disposition of real estate assets	16,151	1,551
Net cash used in investing activities	(221,362)	(247,638)

Cash flows from financing activities:
Proceeds from lines of credit	355,000	375,000
Repayments of lines of credit	(655,000)	(705,000)
Proceeds from notes payable	397,612	597,480
Principal payments on notes payable	(43,622)	(178,164)
Payment of deferred financing costs	(3,471)	(5,257)
Repurchase of common units	(2,912)	(4,782)
Debt prepayment and extinguishment costs	(3)	(1,581)
Proceeds from issuances of common units	436	783
Exercise of unit options	625	432
Distributions paid on common units	(217,528)	(204,934)
Distributions paid on preferred units	(1,844)	(1,844)
Net cash used in financing activities	(170,707)	(127,867)

Net decrease in cash, cash equivalents and restricted cash	(28,064)	(54,282)
Cash, cash equivalents and restricted cash, beginning of period	88,867	121,800
Cash, cash equivalents and restricted cash, end of period	$60,803	$67,518

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$32,610	$39,659
Restricted cash	28,193	27,859
Total cash, cash equivalents and restricted cash	$60,803	$67,518

Supplemental disclosure of cash flow information:
Interest paid	$87,872	$79,981
Income taxes paid	2,670	2,226

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$22,109	$19,360
Interest capitalized	1,283	4,227
Mark-to-market adjustment on derivative instruments	4,597	6,757

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

As of June 30, 2018, MAA owned 113,808,292 OP Units (96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive income and redeemable common stock. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its subsidiaries) may require the Operating Partnership to redeem their OP Units from time-to-time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

As of June 30, 2018, the Company owned and operated 303 apartment communities through the Operating Partnership. As of June 30, 2018, MAA also owned a 35.0% interest in an unconsolidated real estate joint venture and a 25.2% interest in an unconsolidated limited partnership. As of June 30, 2018, the Company had four development communities under construction totaling 1,076 apartment units. Total expected costs for these four development projects are $219.8 million, of which $122.7 million had been incurred through June 30, 2018. The Company expects to complete construction on one project by the end of the third quarter of 2018, one project by the end of the fourth quarter of 2018, one project by the end of the fourth quarter of 2019, and one project by the end of the third quarter of 2020. Twenty-nine of the Company's multifamily properties include retail components with approximately 610,000 square feet of gross leasable space. The Company also has four wholly-owned commercial properties with approximately 260,000 square feet of combined gross leasable area.

On December 1, 2016, MAA completed a merger with Post Properties, Inc., or Post Properties. Pursuant to the Agreement and Plan of Merger, Post Properties merged with and into MAA, with MAA continuing as the surviving corporation and Post Apartment Homes, L.P. merged with and into MAALP, with MAALP continuing as the surviving entity.

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

Changes in Presentation

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 that the Company filed with the SEC on February 23, 2018 for discussions of the changes in presentation in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, which are applicable for this Quarterly Report on Form 10-Q.

Noncontrolling Interests

At June 30, 2018, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see Note 9) and (2) noncontrolling interest related to its consolidated real estate entity (see "Investment in Consolidated Real Estate Entity" below).

Investment in Unconsolidated Affiliates

The Company, together with other institutional investors in a limited liability company, or the Apartment LLC, indirectly owns one apartment community, Post Massachusetts Avenue, located in Washington, D.C.  The Company owns a 35.0% equity interest in the unconsolidated real estate joint venture as of June 30, 2018 and provides property and asset management services to the Apartment LLC for which it earns fees. The joint venture was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the Apartment LLC using the equity method of accounting, as the Company is able to exert significant influence over the joint venture but does not have a controlling interest.  At June 30, 2018, the Company's investment in the Apartment LLC totaled $44.8 million.

During September 2017, a subsidiary of the Operating Partnership entered into a limited partnership together with a general partner and other limited partners to form Real Estate Technology Ventures, L.P. The Operating Partnership indirectly owns 25.2% of the limited partnership. The limited partnership was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the limited partnership using the equity method of accounting as the investment is considered more than minor. At June 30, 2018, the Company's investment in the limited partnership totaled $1.9 million. As of June 30, 2018, the Company was committed to make additional capital contributions totaling $12.8 million if and when called by the general partner of the limited partnership prior to September 2022.

Investment in Consolidated Real Estate Entity

At June 30, 2018, the Company owned a 92.5% equity interest in a consolidated real estate joint venture to develop, construct and operate a 359-unit apartment community in Denver, Colorado, along with a private real estate company. The venture partner was generally responsible for the development and construction of the community, and the Company will continue to manage the community as construction on the development was completed during the six months ended June 30, 2018. The entity was determined to be a VIE with the Company designated as the primary beneficiary.  As a result, the accounts of the entity are consolidated by the Company.  At June 30, 2018, the consolidated assets, liabilities and equity included buildings and improvements and other, net of accumulated depreciation of $70.7 million; land of $14.9 million; and accrued expenses and other liabilities of $1.3 million.

Assets Held for Sale

During the second quarter of 2018, the criteria for classifying one land parcel located in the Atlanta, Georgia market as held for sale were met, and as a result, the land parcel was presented as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2018. See Note 13 for details on the July 2018 disposition of this land parcel. The Randal Park land parcel that comprised the asset held for sale balance as of December 31, 2017, was sold during the first quarter of 2018 as detailed in Note 12.

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

Other non-lease revenues represent the remaining 7% of the Company's total revenues and are primarily driven by utility reimbursement revenue from its tenants. The Company's primary sources of reimbursement revenue are from water and cable utility services, which produced $19.3 million and $14.9 million, respectively, of revenues during the six months ended June 30, 2018, and $18.8 million and $15.3 million of revenues, respectively, during the six months ended June 30, 2017.

Other non-lease revenues are recognized in accordance with ASC Topic 606, Revenue Recognition, as a result of the Company's January 1, 2018 adoption of Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach. The guidance requires that revenue (outside of the scope of lease revenue accounting rules) is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. While ASU 2014-09 requires additional disclosure regarding the nature and timing of the Company's non-lease revenue transactions, which is provided here in Note 1 as well as Note 11, the adoption of the ASU did not have a material impact on the Company's consolidated financial statements or the Company's internal accounting policies and did not result in an opening adjustment to retained earnings. In addition, the Company elected the available practical expedients to the ASU’s requirement for disclosure on remaining performance obligations, which allow an entity to avoid disclosing the amount of the remaining performance obligations for contracts with an original expected duration of less than one year or those that meet the practical expedient in ASC 606-10-55-18 that permits the entity to recognize revenue as invoiced. See Note 11 for the disaggregation of the Company's revenues in accordance with ASU 2014-09.

Impact of Recently Adopted Accounting Standards on Condensed Consolidated Statements of Cash Flows

Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a
Consensus of the FASB Emerging Issues Task Force), which clarifies how certain types of cash receipts and cash payments are to be presented and classified on the statement of cash flows. Management determined that three of the eight transactions in the ASU are relevant to the Company and its cash flows and include debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims and distributions received from equity method investees. Upon adoption of ASU 2016-15, the Company recognized a $1.6 million increase to net cash provided by operating activities and a $1.6 million decrease to net cash used in financing activities for the six months ended June 30, 2017.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force), effective January 1, 2018. The ASU required restricted cash to be presented within cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flow with retrospective adjustments to all periods presented. The Company previously reported the change in restricted cash within the operating and investing activities in the consolidated statement of cash flows. Upon adoption, cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 increased by approximately $27.9 million to reflect the restricted cash balances. Additionally, net cash provided by operating activities decreased by $2.1 million for the six months ended June 30, 2017, while net cash used in investing activities decreased by $58.3 million for the six months ended June 30, 2017.

Recently Issued Accounting Pronouncements
The Company believes the following recent accounting pronouncement is relevant to the readers of the Company's financial statements and could have a material effect on the Company's consolidated financial statements.
In 2016, the Financial Accounting Standard Board, or FASB, issued a new lease accounting standard, ASU 2016-02, Leases (Topic 842), which amends existing accounting standards and establishes new principles, presentation and disclosure requirements for lease accounting for both the lessee and lessor. Under the new standard, lessors will use an approach that is substantially equivalent to existing guidance but aligned with the newly adopted revenue recognition standard, while lessees will be required to record most leases on the balance sheet and recognize lease expense in the income statement in a manner similar to current practice. The new standard requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for all leases with terms of more than twelve months. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement.
The standard must be adopted using a modified retrospective transition approach. Entities have the option to apply the transition approach in the earliest period presented or in the period of adoption. If an entity elects to apply the transition approach in the period of adoption, prior period financial statements and disclosures would be presented in accordance with existing leases guidance.  Management is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures upon adoption on January 1, 2019.

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income available to MAA common shareholders by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share. For the three and six months ended June 30, 2018 and 2017, MAA's basic earnings per share was computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Common Shares Outstanding
Weighted average common shares - basic	113,646		113,403		113,595		113,371
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	—	(1)
Effect of dilutive securities	207		211		174		279
Weighted average common shares - diluted	113,853		113,614		113,769		113,650

Calculation of Earnings per Common Share - basic
Net income	$61,981		$50,155		$112,801		$93,571
Net income attributable to noncontrolling interests	(2,174)		(1,840)		(3,975)		(3,351)
Unvested restricted stock (allocation of earnings)	(78)		(76)		(142)		(149)
Preferred dividends	(922)		(922)		(1,844)		(1,844)
Net income available for common shareholders, adjusted	$58,807		$47,317		$106,840		$88,227

Weighted average common shares - basic	113,646		113,403		113,595		113,371
Earnings per common share - basic	$0.52		$0.42		$0.94		$0.78

Calculation of Earnings per Common Share - diluted
Net income	$61,981		$50,155		$112,801		$93,571
Net income attributable to noncontrolling interests	(2,174)	(1)	(1,840)	(1)	(3,975)	(1)	(3,351)	(1)
Preferred dividends	(922)		(922)		(1,844)		(1,844)
Net income available for common shareholders, adjusted	$58,885		$47,393		$106,982		$88,376

Weighted average common shares - diluted	113,853		113,614		113,769		113,650
Earnings per common share - diluted	$0.52		$0.42		$0.94		$0.78

(1) For the three months ended June 30, 2018, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive. For the six months ended June 30, 2018 and the three and six months ended June 30, 2017, 4.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP Unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per OP Unit computations for the three and six months ended June 30, 2018 and 2017 is presented below (dollars and units in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Common Units Outstanding
Weighted average common units - basic	117,783	117,619	117,754	117,589
Effect of dilutive securities	207	211	174	279
Weighted average common units - diluted	117,990	117,830	117,928	117,868

Calculation of Earnings per Common Unit - basic
Net income	$61,981	$50,155	$112,801	$93,571
Unvested restricted stock (allocation of earnings)	(78)	(76)	(142)	(149)
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Net income available for common unitholders, adjusted	$60,981	$49,157	$110,815	$91,578

Weighted average common units - basic	117,783	117,619	117,754	117,589
Earnings per common unit - basic	$0.52	$0.42	$0.94	$0.78

Calculation of Earnings per Common Unit - diluted
Net income	$61,981	$50,155	$112,801	$93,571
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Net income available for common unitholders, adjusted	$61,059	$49,233	$110,957	$91,727

Weighted average common units - diluted	117,990	117,830	117,928	117,868
Earnings per common unit - diluted	$0.52	$0.42	$0.94	$0.78

4.    MAA Equity

Changes in total equity and its components for the six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2017	$9	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894
Net income attributable to controlling interests	—	—	—	108,826	—	3,975	—	112,801
Other comprehensive income - derivative instruments	—	—	—	—	5,596	208	—	5,804
Issuance and registration of common shares	—	1	(237)	—	—	—	—	(236)
Shares repurchased and retired	—	—	(2,912)	—	—	—	—	(2,912)
Exercise of stock options	—	—	625	—	—	—	—	625
Shares issued in exchange for common units	—	1	3,117	—	—	(3,118)	—	—
Shares issued in exchange for redeemable stock	—	—	1,915	—	—	—	—	1,915
Redeemable stock fair market value adjustment	—	—	—	73	—	—	—	73
Adjustment for noncontrolling interests in Operating Partnership	—	—	295	—	—	(295)	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	—	—	(233)	233	—	—	—
Amortization of unearned compensation	—	—	6,987	—	—	—	—	6,987
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock	—	—	—	(209,994)	—	—	—	(209,994)
Dividends on noncontrolling interests units	—	—	—	—	—	(7,633)	—	(7,633)
EQUITY BALANCE JUNE 30, 2018	$9	$1,136	$7,130,902	$(887,672)	$7,986	$224,813	$2,306	$6,479,480

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2016	$9	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101
Net income attributable to controlling interests	—	—	—	90,220	—	3,351	—	93,571
Other comprehensive loss - derivative instruments	—	—	—	—	(409)	(16)	—	(425)
Issuance and registration of common shares	—	1	15	—	—	—	—	16
Issuance and registration of preferred shares	—	—	2,007	—	—	—	—	2,007
Shares repurchased and retired	—	—	(4,782)	—	—	—	—	(4,782)
Exercise of stock options	—	—	218		—	—		218
Shares issued in exchange for common units	—	—	265	—	—	(265)	—	—
Shares issued in exchange for redeemable stock	—	—	1,482	—	—	—	—	1,482
Redeemable stock fair market value adjustment	—	—	—	(719)	—	—	—	(719)
Adjustment for noncontrolling interests in Operating Partnership	—	—	123	—	—	(123)	—	—
Amortization of unearned compensation	—	—	5,739	(114)	—	—	—	5,625
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock	—	—	—	(197,680)	—	—	—	(197,680)
Dividends on noncontrolling interests units	—	—	—	—	—	(7,328)	—	(7,328)
EQUITY BALANCE JUNE 30, 2017	$9	$1,134	$7,114,079	$(817,616)	$735	$231,595	$2,306	$6,532,242

5.    MAALP Capital

Changes in total capital and its components for the six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875
Net income	3,975	106,982	1,844	—	—	112,801
Other comprehensive income - derivative instruments	—	—	—	5,804	—	5,804
Issuance of units	—	(236)	—	—	—	(236)
Units repurchased and retired	—	(2,912)	—	—	—	(2,912)
Exercise of unit options	—	625	—	—	—	625
General partner units issued in exchange for limited partner units	(3,118)	3,118	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915
Redeemable units fair market value adjustment	—	73	—	—	—	73
Adjustment for limited partners' capital at redemption value	(87)	87	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—
Amortization of unearned compensation	—	6,987	—	—	—	6,987
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders	(7,633)	(209,994)	—	—	—	(217,627)
CAPITAL BALANCE JUNE 30, 2018	$224,813	$6,177,170	$66,840	$8,332	$2,306	$6,479,461

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082
Net income	3,351	88,376	1,844	—	—	93,571
Other comprehensive income - derivative instruments	—	—	—	(425)	—	(425)
Issuance of units	—	16	2,007	—	—	2,023
Units repurchased and retired	—	(4,782)	—	—	—	(4,782)
Exercise of OP Unit options	—	218	—	—	—	218
General partner units issued in exchange for limited partner units	(265)	265	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482
Redeemable units fair market value adjustment	—	(719)	—	—	—	(719)
Adjustment for limited partners' capital at redemption value	(139)	139	—	—	—	—
Amortization of unearned compensation	—	5,625	—	—	—	5,625
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders	(7,328)	(197,680)	—	—	—	(205,008)
CAPITAL BALANCE JUNE 30, 2017	$231,595	$6,230,661	$66,840	$821	$2,306	$6,532,223

6.           Borrowings

The following table summarizes the Company's outstanding debt as of June 30, 2018 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity(2)
Unsecured debt
Variable rate revolving credit facility	$110,000	3.0%	4/15/2020
Fixed rate senior notes	2,692,000	4.0%	5/26/2025
Term loans fixed with swaps	550,000	2.9%	7/14/2020
Variable rate term loans	300,000	2.9%	8/29/2020
Fair market value adjustments, debt issuance costs and discounts	(30,176)
Total unsecured debt	$3,621,824	3.7%
Fixed rate secured debt
Individual property mortgages	$839,131	4.0%	11/1/2019
Variable rate secured debt (1)
Fannie Mae Facility	80,000	2.5%	12/1/2018
Fair market value adjustments and debt issuance costs	7,680
Total secured debt	$926,811	3.9%
Total outstanding debt	$4,548,635	3.7%
(1) Includes capped balances.
(2) Represents the weighted average contract maturity date.

Unsecured Revolving Credit Facility

MAALP maintains a $1.0 billion unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and, as of June 30, 2018, bears interest at 2.99%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At June 30, 2018, MAALP had $110.0 million outstanding under the KeyBank Facility with another approximately $2.6 million of additional capacity used to support outstanding letters of credit.

Senior Unsecured Notes

As of June 30, 2018, MAALP had approximately $2.4 billion in principal amount of publicly issued senior unsecured notes and $292.0 million of privately placed senior unsecured notes. These senior unsecured notes had maturities at issuance ranging from seven to twelve years, averaging 6.9 years remaining until maturity as of June 30, 2018.

On May 14, 2018 MAALP publicly issued $400.0 million in aggregate principal amount of notes, maturing on June 15, 2028 with an interest rate of 4.20% per annum, or the 2028 Notes. The purchase price paid by the initial purchasers was 99.403% of the principal amount. The 2028 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The net proceeds from the offering, after deducting the original issue discount of approximately $2.4 million and underwriting commissions and expenses of approximately $2.6 million, were approximately $395.0 million. The 2028 Notes have been reflected net of discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of June 30, 2018. In connection with the issuance of the 2028 Notes, MAALP cash settled $200.0 million in forward interest rate swap agreements, entered into earlier in the year to effectively lock the interest rate on the planned transaction, which produced an effective interest rate of 4.21% over the ten year life of the 2028 Notes.

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

Secured Property Mortgages

As of June 30, 2018, the Company had $839.1 million of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019.

In February 2018, the Company retired a $38.3 million mortgage associated with Highlands of West Village. The mortgage was scheduled to mature in May 2018. In addition to the debt retirement, the Company paid $5.3 million associated with property mortgage principal amortizations during the six months ended June 30, 2018.

Secured Credit Facility

The Company maintains an $80.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by the Federal National Mortgage Association, or the Fannie Mae Facility. The Fannie Mae Facility matures on December 1, 2018. Borrowings under the Fannie Mae Facility totaled $80.0 million at June 30, 2018, all of which was variable rate at an average interest rate of 2.5%.

Guarantees

As of June 30, 2018, MAA fully and unconditionally guarantees the following debt incurred by MAALP:

•	$80.0 million of the Fannie Mae Facility, all of which was borrowed as of June 30, 2018; and

•	$292.0 million of the privately placed senior unsecured notes.

7.           Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash, and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature. Fixed rate notes payable at June 30, 2018 and December 31, 2017, totaled $3.5 billion and $3.2 billion, respectively, and had estimated fair values of $3.5 billion and $3.3 billion (excluding prepayment penalties) as of June 30, 2018 and December 31, 2017, respectively. The carrying values of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2018 and December 31, 2017, totaled $1.0 billion and $1.3 billion, respectively, and had estimated fair values of $1.0 billion and $1.3 billion (excluding prepayment penalties) as of June 30, 2018 and December 31, 2017, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded that these rates reasonably estimate current market rates. Management has determined the inputs used to value the outstanding debt fall within Level 2 of the fair value hierarchy, and therefore, the fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair value of interest rate derivative contracts designated as hedging instruments recorded in "Other assets" in the accompanying Condensed Consolidated Balance Sheets was $7.2 million and $3.6 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of interest rate derivative contract liabilities recorded in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets was $0.5 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively.

To comply with the provisions of ASC Topic 820, management incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Based on guidance issued by the FASB, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

The derivative asset related to the redemption feature embedded in the MAA Series I preferred stock issued in connection with the merger with Post Properties is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. This analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company's option beginning on October 1, 2026 and at the redemption price of $50 per share (see Note 8). The analysis uses observable market-based inputs, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to "Other non-operating (expense) income" in the accompanying Condensed Consolidated Statements of Operations. As a result of mark-to-market adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset in the six months ended June 30, 2018, the fair value of the embedded derivative slightly increased to $21.3 million as of June 30, 2018 compared to $21.2 million as of December 31, 2017. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of its derivatives held as of June 30, 2018 and December 31, 2017 were classified as Level 2 in the fair value hierarchy.

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

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $2.9 million will be reclassified to earnings as a decrease to "Interest expense", which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

As of June 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$25,000,000
Interest Rate Swaps(1)	12	$550,000,000

(1)
Six forward rate swaps totaling $300.0 million, which hedge the first 10 years of interest payments on debt anticipated to be issued in the future are included in the number of instruments but excluded from the notional amount. These swaps are not included in the debt discussion in Note 6 or Management's Discussion and Analysis of Financial Condition and Results of Operations found elsewhere in this Quarterly Report on Form 10-Q.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Interest Expense(1)
Three months ended June 30,	2018	2017		2018	2017
Interest rate contracts	$5,720	$(3,863)	Interest Expense	$555	$(246)

Six months ended June 30,
Interest rate contracts	$6,552	$(1,343)	Interest Expense	$748	$(918)
(1)     See Note 4 for changes in accumulated other comprehensive income as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Earnings on Derivative
For the three months ended June 30,		2018	2017
Preferred stock embedded derivative	Other non-operating income	$2,793	$(633)

For the six months ended June 30,
Preferred stock embedded derivative	Other non-operating income	$149	$1,720

Credit-Risk-Related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of June 30, 2018, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements although there was no termination value liability as of June 30, 2018. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Condensed Consolidated Balance Sheets.

8.           Shareholders' Equity of MAA

On June 30, 2018, 113,808,292 shares of common stock of MAA and 4,135,668 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,943,960 shares and units. At June 30, 2017, 113,607,734 shares of common stock of MAA and 4,215,678 OP Units were outstanding, representing a total of 117,823,412 shares and units. Options to purchase 95,838 shares of MAA's common stock were outstanding as of June 30, 2018, compared to 108,438 outstanding options as of June 30, 2017. During the six months ended June 30, 2018, 32,391 shares of MAA's common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the six months ended June 30, 2017, 47,956 shares were acquired for such purposes. During the six months ended June 30, 2018 and 2017, MAA issued 12,600 shares and 10,340 shares, respectively, related to the exercise of stock options. These exercises resulted in proceeds of $0.6 million and $0.4 million, respectively.

As of June 30, 2018, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

9.    Partners' Capital of MAALP

Interests in MAALP are represented by OP Units. As of June 30, 2018, there were 117,943,960 OP Units outstanding, 113,808,292 or 96.5% of which represent Class B Common Units (Common Units issued to or held by MAALP's general partner or any of its subsidiaries) and which were owned by MAA, MAALP's general partner. The remaining 4,135,668 OP Units were Class A Common Units owned by Class A Limited Partners. As of June 30, 2017, there were 117,823,412 OP Units outstanding, 113,607,734 or 96.4% of which were owned by MAA and 4,215,678 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A Common Units and Class B Common Units. Class A Common Units are any OP Units other than Class B Common Units, while Class B Common Units are those issued to or held by MAALP's general partner or any of its subsidiaries. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Common Units is also limited by the Partnership Agreement.

Net income (after allocations to preferred ownership interests) is allocated to the general partner and limited partners based on their respective ownership percentages of the Operating Partnership. Issuance or redemption of additional Class A Common Units or Class B Common Units changes the relative ownership percentage of the partners. The issuance of Class B Common Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to the Operating Partnership in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, the Operating Partnership generally redeems an equal number of Class B Common Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of the Operating Partnership. Holders of the Class A Common Units may require MAA to redeem their Class A Common Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A Common Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A Common Unit so redeemed.

At June 30, 2018, a total of 4,135,668 Class A Common Units were outstanding and redeemable for 4,135,668 shares of MAA common stock, with an approximate value of $416.3 million, based on the closing price of MAA’s common stock on June 29, 2018 of $100.67 per share. At June 30, 2017, a total of 4,215,678 Class A Common Units were outstanding and redeemable for 4,215,678 shares of MAA common stock, with an approximate value of $444.2 million, based on the closing price of MAA’s common stock on June 30, 2017 of $105.38 per share. The Operating Partnership pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of June 30, 2018, the Operating Partnership had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I Preferred Units.  The MAALP Series I Preferred Units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of June 30, 2018, 867,846 units of the MAALP Series I Preferred Units were outstanding.

10.     Legal Proceedings

In September 2010, the United States Department of Justice, or DOJ, filed suit against Post Properties (and by virtue of the merger with Post Properties, MAA) in the United States District Court for the District of Columbia alleging that certain of Post Properties’ apartments violated accessibility requirements of the Fair Housing Act, or FHA, and the Americans with Disabilities Act of 1990, or ADA. The DOJ is seeking, among other things, an injunction against MAA, requiring MAA to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. No trial date has been set.

In December 2017, a non-profit civil rights organization filed suit against MAA and the Operating Partnership in the United States District Court for the District of Columbia. The suit alleges the Company maintained and enforced a criminal records screening policy at certain of its apartment communities, all of which are apartments acquired in the merger with Post Properties, which violates the FHA. The suit seeks injunctive relief, actual and punitive damages and attorneys' fees and costs.

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

As of June 30, 2018 and December 31, 2017, the Company's accrual for loss contingencies was $29.0 million and $32.1 million in the aggregate, respectively. The loss contingencies are presented in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets.

11.           Segment Information

The Company's segment information presents the measure used by the chief operating decision maker for purposes of assessing each operating segment's performance. The chief operating decision maker is the Company’s Chief Executive Officer. As of June 30, 2018, the Company owned or had an ownership interest in 304 multifamily apartment communities in 17 different states and the District of Columbia from which it derived all significant sources of earnings and operating cash flows.

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

•
Non-Same Store and Other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition and communities that have incurred a significant casualty loss. Also included in Non-Same Store and Other are non-multifamily activities.

On the first day of each calendar year, the Company determines the composition of its Same Store and Non-Same Store and Other reportable segments for that year as well as adjusts the previous year, which allows the Company to evaluate full period-over-period operating comparisons.  Properties in development or lease-up are added to the same store portfolio on the first day of the calendar year after it has been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from the Same Store portfolio.

The chief operating decision maker utilizes net operating income, or NOI, in evaluating the performance of its operating segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. Management believes that NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Effective January 1, 2018, the Company revised its reportable segment presentation. The revision eliminated the distinction between large and secondary same store markets and combined the two previously reported segments into the Same Store reportable segment referred to above. The communities acquired in the merger with Post Properties became eligible for the same store designation on January 1, 2018 as the properties had been owned and stabilized for a full 12 months. The communities acquired from Post Properties are predominantly located in large markets, resulting in a more homogeneous property portfolio in terms of market dynamics. The chief operating decision maker no longer makes decisions about capital resource allocations, and does not assess operating performance, by large and secondary same store markets. Further, the chief operating decision maker no longer reviews financial information segregating the Company’s operating segments into large and secondary same store markets. The change in the Company’s portfolio caused the distinction between large and secondary markets to no longer be meaningful. As a result, the Company now discloses two reportable segments: Same Store and Non-Same Store and Other. There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior year amounts have been revised to conform to the current year presentation shown below.
Revenues and NOI for each reportable segment for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Same Store
Rental revenues	$333,277	$327,960	$664,960	$653,726
Reimbursable property revenues	21,945	21,939	44,294	43,760
Other property revenues	3,281	3,431	6,096	6,441
Total Same Store revenues	$358,503	$353,330	$715,350	$703,927
Non-Same Store and Other
Rental revenues	$29,897	$27,397	$57,254	$52,496
Reimbursable property revenues	1,252	1,476	2,590	3,012
Other property revenues	421	588	896	2,264
Total Non-Same Store and Other revenues	$31,570	$29,461	$60,740	$57,772
Total rental and other property revenues	$390,073	$382,791	$776,090	$761,699
Net Operating Income:
Same Store NOI	$224,200	$220,474	$449,550	$441,657
Non-Same Store and Other NOI	17,143	16,348	33,406	32,800
Total NOI	241,343	236,822	482,956	474,457
Depreciation and amortization	(122,925)	(126,360)	(243,669)	(256,357)
Property management expenses	(11,396)	(10,745)	(24,276)	(21,726)
General and administrative expenses	(9,211)	(9,534)	(19,343)	(22,374)
Merger and integration expenses	(2,826)	(4,207)	(6,625)	(10,368)
Interest expense	(43,585)	(38,481)	(84,490)	(75,065)
Gain on sale of depreciable real estate assets	2	274	2	201
Gain on sale of non-depreciable real estate assets	2,761	48	2,911	48
Other non-operating income	8,032	2,627	5,691	5,338
Income tax expense	(570)	(618)	(1,210)	(1,269)
Income from real estate joint venture	356	329	854	686
Net income attributable to noncontrolling interests	(2,174)	(1,840)	(3,975)	(3,351)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders	$58,885	$47,393	$106,982	$88,376

Assets for each reportable segment as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Assets:
Same Store	$9,715,692	$9,864,321
Non-Same Store and Other	1,568,364	1,427,778
Corporate assets	163,073	199,820
Total assets	$11,447,129	$11,491,919

12.           Real Estate Acquisitions and Dispositions

The following table reflects the Company's acquisition activity for the six months ended June 30, 2018.

Community	Market	Units	Date Acquired
Sync36	Denver, CO	374	April 26, 2018

The following table reflects the Company's disposition activity for the six months ended June 30, 2018:

Community	Market	Acres	Date Sold
Craft Farms Residential - Outparcel	Gulf Shores, AL	3	January 24, 2018
Randal Park - Outparcel	Orlando, FL	34	February 27, 2018
Colonial Grand at Azure - Outparcel	Las Vegas, NV	29	April 19, 2018

13.           Subsequent Events

On July 2, 2018, the Company closed on the disposition of a 6.5 acre land parcel located in the Atlanta, Georgia market, for proceeds of $1.8 million, resulting in an expected net gain of $1.0 million on the sale of non-depreciable real estate assets. This land parcel was classified as held for sale as of June 30, 2018 as described in Note 1.

On July 30, 2018, the Company retired a $50.0 million tranche of senior unsecured private placement notes at maturity.

On August, 1, 2018, the Company retired a $250.0 million unsecured term loan with Wells Fargo at maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both Mid-America Apartment Communities, Inc., or MAA, and Mid-America Apartments, L.P., or MAALP or the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.5% interest as of June 30, 2018. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Risks Associated with Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements about the anticipated benefits from the merger with Post Properties Inc., or Post Properties, and statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities, operating performance and results and interest rate and other economic expectations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this Quarterly Report on Form 10-Q may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

Overview of the Three Months Ended June 30, 2018

We experienced an increase in Net income available for MAA common shareholders for the three months ended June 30, 2018, as growth in revenue outpaced increases in our property operating expenses. Results for the three months ended June 30, 2018 included $4.4 million of Other non-operating income as a result of an executive life insurance policy settlement as well as $2.8 million of additional Other non-operating income as a result of the increase in the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock issued in the merger with Post Properties. Results for the quarter ended June 30, 2017 included $0.6 million of Other non-operating expense from the adjustment of the bifurcated embedded derivative. The increase in revenues was primarily driven by a 1.5% increase in our Same Store segment and a 7.2% increase in our Non-Same Store and Other segment. The increase in property operating expenses was primarily due to a 1.1% increase in our Same Store segment and a 10.0% increase in our Non-Same Store and Other segment. The drivers of these increases are discussed below in the "Results of Operations" section.

Our Same Store segment represents those communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities undergoing extensive renovations, communities identified for disposition, and communities that have incurred a significant casualty loss. Also included in our Non-Same Store and Other segment are non-multifamily activities.

Effective January 1, 2018, we revised our reportable segment presentation. The revision eliminated the distinction between large and secondary same store markets and combined the two previously reportable segments into the Same Store reportable segment referred to above. Additional information regarding the composition of our segments is included in Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

As of June 30, 2018, we owned and operated 303 apartment communities through the Operating Partnership in addition to one partially owned unconsolidated real estate joint venture. In addition, 29 of our multifamily properties include retail components, and we also owned four commercial properties at June 30, 2018.

Trends

During the three months ended June 30, 2018, demand for apartments continued to be relatively strong, as it was during the three months ended June 30, 2017. Average daily physical occupancy for our Same Store segment was 96.0% for the quarter, a slight decrease from the 96.1% average daily physical occupancy posted for the three months ended June 30, 2017. Same Store average effective rent per unit continued to increase, and was up 1.7% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This was an acceleration from the 1.4% average effective rent growth achieved in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
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
The current supply level is impacting our total portfolio from a demand standpoint, particularly properties located in urban submarkets, the majority of which were acquired in the merger with Post Properties. Properties owned prior to the merger have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets. While data from the U.S. Census Bureau indicated multifamily permitting across our markets was down 5% in 2017 as compared to 2016, through May 2018 year to date, multifamily permitting picked back up in our markets as compared to the same period in 2017. The 2017 activity should result in relatively lower supply in our markets as compared to the current environment, but should the current 2018 trend continue, the supply level could increase as we get into the middle part of 2020 and beyond.
Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that the Tax Cuts and Jobs Act results in improving economic conditions such as increased job growth or more disposable income, we believe that we may be able to maintain occupancy more effectively and increase rents. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended June 30, 2018, total move outs attributable to single family home rentals for our combined portfolio represented about 7% of total move outs, in line with the three months ended June 30, 2017. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest regions) will continue to support apartment rental demand in our markets.

Rising interest rates may have a significant impact on our business and results of operations. As of June 30, 2018, we had approximately $4.5 billion of debt, of which 10% had variable rate interest and 90% had fixed or hedged interest rates. To the extent interest rates rise, our net interest expense on variable rate debt will increase as will potentially our net interest expense on any debt refinancing. Given the short-term nature of our leases, to the extent interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As previously noted above, average daily physical occupancy for the three months ended June 30, 2018 was sustained at 96%. As we continue through the typically busy summer leasing, we believe that the current level of physical occupancy puts us in a good position to maintain solid pricing growth in the third quarter of 2018.
Results of Operations

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

For the three months ended June 30, 2018, we achieved net income available for MAA common shareholders of $58.9 million, a 24.2% increase compared to the same period in the prior year, and total revenue growth of $7.3 million, a 1.9%
increase compared to the same period in the prior year. The following discussion describes the primary drivers of the increase in net income for MAA common shareholders for the three months ended June 30, 2018.

Property Revenues

The following table presents our property revenues by segment for the three months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Three months ended June 30,
	2018	2017	Increase	Percentage Increase
Same Store	$358,503	$353,330	$5,173	1.5%
Non-Same Store and Other	31,570	29,461	2,109	7.2%
Total	$390,073	$382,791	$7,282	1.9%

The increase in property revenues from our Same Store segment compared to the same period in 2017 was the primary driver in total property revenue growth. The Same Store segment generated a 1.5% increase in revenues for the second quarter of 2018 as compared to the same period in the prior year, primarily a result of average effective rent per unit growth of 1.7% as compared to the same period last year, offset by a slight decrease in average daily physical occupancy to 96.0% for the second quarter of 2018 compared to 96.1% for the same period last year.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Three months ended June 30,
	2018	2017	Increase	Percentage Increase
Same Store	$134,303	$132,856	$1,447	1.1%
Non-Same Store and Other	14,427	13,113	1,314	10.0%
Total	$148,730	$145,969	$2,761	1.9%

The increase in property operating expenses for our Same Store segment was primarily the result of increases in real estate tax expense of $1.2 million, utilities expense of $0.9 million and personnel expenses of $0.9 million. The increases in property operating expenses were offset by decreases in building repairs and maintenance expense of $0.8 million and insurance expense of $0.8 million. The increase in property operating expenses from our Non-Same Store and Other segment was primarily the result of increases in real estate tax expense from our development pipeline of $0.8 million and other operating expense of $0.6 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2018 was approximately $122.9 million, a decrease of $3.4 million from the three months ended June 30, 2017. The primary driver of the decrease was a $10.1 million decrease in amortization expense, which was due to certain intangible assets related to the merger with Post Properties becoming fully amortized in the second half of 2017, resulting in the recognition of no amortization expense for those assets in the three months ended June 30, 2018. The decrease in amortization expense was partially offset by a $6.7 million increase to depreciation expense for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in depreciation expense was primarily driven by the depreciation expense recognized for capital asset spend subsequent to June 30, 2017 and through June 30, 2018. The capital asset spend was related to our capital development and redevelopment activities made in the normal course of business as well as property acquisitions through June 30, 2018.

Other Operating Expenses

Property management expenses for the three months ended June 30, 2018 were approximately $11.4 million, an increase of $0.7 million from the three months ended June 30, 2017. This increase was primarily due to increases in personnel costs. General and administrative expenses for the three months ended June 30, 2018 were approximately $9.2 million, a decrease of $0.3 million from the three months ended June 30, 2017. Merger and integration expenses for the three months ended June 30, 2018 were approximately $2.8 million, a decrease of $1.4 million from the three months ended June 30, 2017, primarily as a result of declining year-over-year integration related activities related to the merger with Post Properties.

Non-Operating Expenses and Other

Interest expense for the three months ended June 30, 2018 was approximately $43.6 million, an increase of $5.1 million from the three months ended June 30, 2017. The increase was primarily due to the combination of decreased interest capitalized from our development pipeline during the three months ended June 30, 2018 compared to the same period in the prior year and decreased fair market value amortization on debt acquired from Post Properties during the three months ended June 30, 2018 compared to the same period in the prior year, as a result of our July 2017 retirement of $150.0 million of senior unsecured notes that had been assumed as part of the merger with Post Properties.

Gains on sale of non-depreciable assets for the three months ended June 30, 2018 were $2.8 million, an increase of $2.7 million from the three months ended June 30, 2017. Although quarterly land disposition activity decreased year-over-year, the gain on sale of non-depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the three months ended June 30, 2018 was $8.0 million, an increase of approximately $5.4 million compared to other non-operating income for the three months ended June 30, 2017. The increase was primarily due to the recognition of $4.4 million of income related to the settlement of a historical Post Properties executive life insurance policy as well as $2.8 million of income from the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock during the three months ended June 30, 2018. During the three months ended June 30, 2017, we recognized $0.6 million of expense from the net mark-to-market adjustment of the bifurcated embedded derivative.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Property Revenues
The following table presents our property revenues by segment for the six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Six months ended June 30,
	2018	2017	Increase	Percentage Increase
Same Store	$715,350	$703,927	$11,423	1.6%
Non-Same Store and Other	60,740	57,772	2,968	5.1%
Total	$776,090	$761,699	$14,391	1.9%

The increase in property revenues from our Same Store segment compared to the same period in 2017 was the primary driver in total property revenue growth. The Same Store segment generated a 1.6% increase in revenues for the six months ended June 30, 2018 as compared to the same period in the prior year, primarily driven by strong average daily physical occupancy of 96.1%, which was 10 basis points higher than the same period last year, and average effective rent per unit growth of 1.5% as compared to the same period last year.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Six months ended June 30,
	2018	2017	Increase	Percentage Increase
Same Store	$265,800	$262,270	$3,530	1.3%
Non-Same Store and Other	27,334	24,972	2,362	9.5%
Total	$293,134	$287,242	$5,892	2.1%

The increase in property operating expenses for our Same Store segment was primarily the result of increases in real estate tax expense of $2.5 million, utilities expense of $2.4 million and personnel expenses of $1.7 million. The increases in property operating expenses were offset by decreases in building repairs and maintenance expense of $1.7 million and insurance expense of $1.5 million. The increase in property operating expenses from our Non-Same Store and Other segment was primarily the result of increases in real estate tax expense from our development pipeline of $1.4 million and other operating expense of $0.8 million.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2018 was approximately $243.7 million, a decrease of $12.7 million from the six months ended June 30, 2017. The primary driver of the decrease was a $25.5 million decrease in amortization expense, which was due to certain intangible assets acquired as a result of the merger with Post Properties becoming fully amortized in the second half of 2017, resulting in the recognition of no amortization expense for those assets in the six months ended June 30, 2017. The decrease in amortization expense was partially offset by a $12.8 million increase to depreciation expense for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in depreciation expense was primarily driven by the depreciation expense recognized for capital asset spend subsequent to June 30, 2017 and through June 30, 2018. The capital asset spend was related to our capital development and redevelopment activities made in the normal course of business as well as property acquisitions through June 30, 2018.

Other Operating Expenses

Property management expenses for the six months ended June 30, 2018 were approximately $24.3 million, an increase of $2.6 million from the six months ended June 30, 2017. This increase was primarily due to increases in personnel costs. General and administrative expenses for the six months ended June 30, 2018 were approximately $19.3 million, a decrease of $3.0 million from the six months ended June 30, 2017. Merger and integration expenses for the six months ended June 30, 2018 were approximately $6.6 million, a decrease of $3.7 million from the six months ended June 30, 2017, primarily as a result of declining year-over-year integration related activities related to the merger with Post Properties.

Non-Operating Expenses and Other

Interest expense for the six months ended June 30, 2018 was approximately $84.5 million, an increase of $9.4 million from the six months ended June 30, 2017. The increase was primarily due to the combination of decreased interest capitalized from our development pipeline during the six months ended June 30, 2018 compared to the same period in the prior year and decreased fair market value amortization on debt acquired from Post Properties during the six months ended June 30, 2018 compared to the same period in the prior year, as a result of our July 2017 retirement of $150.0 million of senior unsecured notes that had been assumed as part of the merger with Post Properties.

Gains on sale of non-depreciable assets for the six months ended June 30, 2018 was $2.9 million, an increase of approximately $2.9 million from the six months ended June 30, 2017. There were three land dispositions during the six months ended June 30, 2018 versus two land dispositions during the six months ended June 30, 2017. There was no significant gain or loss recognized from the two land dispositions during the the six months ended June 30, 2017.

Other non-operating income for the six months ended June 30, 2018 was $5.7 million, an increase of approximately $0.4 million compared to other non-operating income for the six months ended June 30, 2017. The increase was primarily due to the recognition of $4.4 million of income related to the settlement of a historical Post Properties executive life insurance policy during the six months ended June 30, 2018. During the six months ended June 30, 2017, we recognized income of $2.3 million from a gain on debt extinguishment and $1.7 million of income from the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the three and six months ended June 30, 2018 and 2017, as we believe net income available for MAA common shareholders is the closest corresponding GAAP measure (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income available for MAA common shareholders	$58,885	$47,393	$106,982	$88,376
Depreciation and amortization of real estate assets	121,745	125,344	241,311	254,312
Gain on sale of depreciable real estate assets	(2)	(274)	(2)	(201)
Depreciation and amortization of real estate assets of real estate joint venture	144	150	289	302
Net income attributable to noncontrolling interests	2,174	1,840	3,975	3,351
Funds from operations attributable to the Company	$182,946	$174,453	$352,555	$346,140

FFO for the three months ended June 30, 2018 increased by approximately $8.5 million from the three months ended June 30, 2017 primarily as a result of the increases in property revenues of $7.3 million, gain on sale of non-depreciable real estate assets of $2.7 million, and other non-operating income of $5.4 million, in addition to a decrease in merger and integration expenses of $1.4 million. The increases to FFO were offset by the impact of the increases in interest expense of $5.1 million and property operating expenses, excluding depreciation and amortization, of $2.8 million.

FFO for the six months ended June 30, 2018 increased by approximately $6.4 million from the six months ended June 30, 2017 primarily as a result of the increases in property revenues of $14.4 million and gain on sale of non-depreciable real estate assets of $2.9 million, in addition to decreases in general and administrative expenses and merger and integration expenses of $3.0 million and $3.7 million, respectively. The increases to FFO were offset by the impact of the increases in interest expense of $9.4 million, property operating expenses, excluding depreciation and amortization, of $5.9 million, and property management expenses of $2.6 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash flow provided by operating activities increased to $364.0 million for the six months ended June 30, 2018 compared to $321.2 million for the six months ended June 30, 2017. The increase in operating cash flows was driven by our operating performance as well as the timing of cash payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 was $221.4 million compared to net cash used in investing activities during the six months ended June 30, 2017 of $247.6 million. The primary drivers of this change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		(Decrease) Increase in Net Cash
	during the six months ended June 30,
	2018	2017
Purchases of real estate and other assets	$(110,430)	$(62,817)	$(47,613)
Capital improvements, development and other	(126,333)	(186,372)	60,039
Proceeds from disposition of real estate assets	16,151	1,551	14,600

The increase in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in cash outflows for capital improvements, development and other compared to the prior year primarily resulted from the decrease in activity in our development pipeline during the six months ended June 30, 2018. The increase in cash inflows related to proceeds from disposition of real estate assets is primarily due to the sale of three land parcels during the six months ended June 30, 2018, versus two land parcel dispositions during the six months ended June 30, 2017.

Financing Activities

Net cash used in financing activities increased to $170.7 million for the six months ended June 30, 2018 compared to $127.9 million for the six months ended June 30, 2017. The primary drivers of this change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		Increase (Decrease) in Net Cash
	during the six months ended June 30,
	2018	2017
Net change in credit lines	$(300,000)	$(330,000)	$30,000
Proceeds from notes payable	397,612	597,480	(199,868)
Principal payments on notes payable	(43,622)	(178,164)	134,542
Dividends paid on common shares	(209,843)	(197,602)	(12,241)

The decrease in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $300.0 million on our unsecured revolving credit facility during the six months ended June 30, 2018, compared to the decrease in net borrowings of $330.0 million on the unsecured revolving credit facility during the six months ended June 30, 2017. The decrease in cash inflows from proceeds from notes payable primarily resulted from the May 2018 issuance of $400.0 million in aggregate principal amount of senior unsecured notes during the six months ended June 30, 2018, compared to the May 2017 issuance of $600.0 million in aggregate principal amount of senior unsecured notes during the six months ended June 30, 2017. The decrease in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $38.3 million of secured property mortgages during the six months ended June 30, 2018, compared to paying off approximately $172.2 million of secured property mortgages during the six months ended June 30, 2017. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $1.8450 per share during the six months ended June 30, 2018, compared to the dividend rate of $1.7400 per share during the six months ended June 30, 2017.

Equity

As of June 30, 2018, MAA owned 113,808,292 OP Units, comprising a 96.5% limited partnership interest in the Operating Partnership, while the remaining 4,135,668 outstanding OP Units were held by limited partners of the Operating Partnership other than the general partner of MAALP and its subsidiaries. Holders of OP Units (other than MAA and its subsidiaries) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act the 4,135,668 shares of its common stock, that as of June 30, 2018, were issuable upon redemption of OP Units, so that those shares can be sold freely in the public markets. For more information regarding our equity capital resources, see Note 8 and Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule outlines our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2018 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$3,242,000	5.9	3.8%
Variable rate	410,000	0.1	3.0%
Fair market value adjustments, debt issuance costs and discounts	(30,176)
Total unsecured rate maturity	$3,621,824	5.2	3.7%
Secured debt
Conventional - fixed rate or swapped	$839,131	1.3	4.0%
Conventional - variable rate - capped (1)	25,000	0.3	2.5%
Total fixed or hedged rate maturity	$864,131	1.3	4.0%
Conventional - variable rate	55,000	0.1	2.5%
Fair market value adjustments and debt issuance costs	7,680
Total secured rate maturity	$926,811	1.2	3.9%
Total debt	$4,548,635	4.4	3.7%
Total fixed or hedged debt	$4,084,210	4.9	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rate of 4.5% of the London Interbank Offered Rate, or LIBOR, is reached.

As of June 30, 2018, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into an interest rate cap agreement totaling a notional amount of $25.0 million as of June 30, 2018.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of June 30, 2018 (dollars in thousands):

	Unsecured Credit Facility	Public Bonds	Other Unsecured	Secured	Total
2018	$—	$—	$300,043	$80,000	$380,043
2019	—	—	19,976	552,024	572,000
2020	110,000	—	149,829	161,086	420,915
2021	—	—	222,193	123,787	345,980
2022	—	248,333	415,936	—	664,269
Thereafter	—	2,123,365	32,149	9,914	2,165,428
Total	$110,000	$2,371,698	$1,140,126	$926,811	$4,548,635

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of June 30, 2018 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Cap	Total Fixed or Hedged
2018	$50,000	$250,043	$300,043	3.7%	$25,000	$325,043
2019	572,000	—	572,000	5.9%	—	572,000
2020	161,086	299,250	460,336	3.2%	—	460,336
2021	196,383	—	196,383	5.2%	—	196,383
2022	365,019	—	365,019	3.6%	—	365,019
Thereafter	2,165,429	—	2,165,429	3.9%	—	2,165,429
Total	$3,509,917	$549,293	$4,059,210	4.2%	$25,000	$4,084,210

Unsecured Revolving Credit Facility

On October 15, 2015, the Operating Partnership entered into an unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank National Association, or KeyBank, and fourteen other banks, or the KeyBank Facility. The KeyBank Facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. On December 1, 2016, the Operating Partnership amended the KeyBank Facility by increasing the borrowing capacity from $750.0 million to $1.0 billion. As of June 30, 2018, we had $110.0 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 0.90%. The KeyBank Facility serves as our primary source of short-term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. The Key Bank Facility matures on April 15, 2020, with an option to extend for an additional six months.

Senior Unsecured Notes

We have also issued both public and private unsecured notes. As of June 30, 2018, we had approximately $2.4 billion (face value) of publicly issued unsecured notes and $292.0 million of unsecured notes issued in two private placements. In October 2013, we publicly issued $350.0 million of senior unsecured notes due October 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400.0 million of senior unsecured notes due June 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we publicly issued $400.0 million of senior unsecured notes due November 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. As a result of the merger with Post Properties in December 2016, we assumed a series of publicly traded senior notes that has a face value of $250.0 million, is due December 2022, and has a coupon of 3.38% paid semiannually on June 1 and December 1. In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. In May 2018, we publicly issued $400.0 million of senior unsecured notes due June 2028 with a coupon of 4.20%, paid semi-annually on June 15 and December 15. The proceeds from the senior unsecured notes issued in May 2018 were used to pay down outstanding amounts under the Key Bank Facility. As of June 30, 2018, all of these amounts remained outstanding.

In July 2011, we issued $135.0 million of senior unsecured notes. The notes were offered and sold in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018; $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which were outstanding at June 30, 2018. The $50.0 million tranche was paid off at its maturity. In August 2012, we issued $175.0 million of senior unsecured notes. The notes were offered and sold in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024. The $18.0 million tranche was paid off on its maturity date. The remaining tranches were outstanding as of June 30, 2018.

Unsecured Term Loans

In addition to the KeyBank Facility, we maintain four unsecured term loans. We had total borrowings of $850.0 million outstanding under these term loan agreements at June 30, 2018, comprised of:

A $250.0 million term loan with Wells Fargo, N.A., or Wells Fargo, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan was paid off at its maturity on August 1, 2018. As of June 30, 2018, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with U.S. Bank National Association, or U.S. Bank, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2020. As of June 30, 2018, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on February 26, 2021. As of June 30, 2018, this loan was bearing interest at a rate of LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2022. As of June 30, 2018, this loan was bearing interest at a rate of LIBOR plus 0.95%.

Secured Property Mortgages

We also maintain secured property mortgages with the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of June 30, 2018, we had $839.1 million of secured property mortgages.

Secured Credit Facility

Approximately 1.8% of our outstanding obligations at June 30, 2018 were borrowed through a credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $80.0 million, of which $80.0 million was collateralized, available to borrow, and borrowed at June 30, 2018. The Fannie Mae Facility matures on December 1, 2018.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table reflects our total contractual cash obligations as of June 30, 2018, which consist of our long-term debt, development fees and operating leases (dollars in thousands):

Contractual Obligations (1)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations (2)	$385,304	$570,127	$418,284	$342,903	$668,401	$2,186,111	$4,571,130
Fixed rate or swapped interest (3)	80,510	130,139	114,821	106,254	99,571	288,590	819,885
Purchase obligations (4)	543	—	—	—	—	—	543
Operating lease obligations (5)	1,385	2,781	2,765	2,775	2,790	73,931	86,427
Total	$467,742	$703,047	$535,870	$451,932	$770,762	$2,548,632	$5,477,985
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

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a limited partnership in which we hold an equity interest. The capital contributions may be called by the general partner at any time until September 2022 after giving appropriate notice. At June 30, 2018, we had committed to make additional capital contributions totaling up to $12.8 million if and when called by the general partner of the limited partnership and prior to September 2022.

Off-Balance Sheet Arrangements

As of June 30, 2018 and 2017, we had a 35.0% ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C. We also had a 25.2% ownership interest in a limited partnership as of June 30, 2018. Our interests in these investments are unconsolidated and are recorded using the equity method for the investments as we do not have a controlling interest.

As of June 30, 2018 and 2017, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability we believe are customary within the multifamily apartment industry, to insure against liability claims and related defense costs. We also maintain insurance against the risk of direct physical damage to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. We renegotiated our insurance programs effective July 1, 2018. We believe that the current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on February 23, 2018 for discussions of our critical accounting policies. During the six months ended June 30, 2018, there were no material changes to these policies. For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At June 30, 2018, 27.7% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At June 30, 2018, approximately 90% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15, as of June 30, 2018. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, MAA implemented several modules of a new accounting system, including a general ledger, accounts payable, fixed assets and revenue management module. The change in MAA's internal control over financial reporting resulting from the implementation has been evaluated by MAA's management, with the participation of the Chief Executive Officer and Chief Financial Officer. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.  The revenue management module is being implemented across the properties in phases, and management expects to complete the implementation of this module at all properties during the three months ended September 30, 2018.  Management will apply the same implementation methodology throughout the remaining phases.

There were no other changes to MAA's internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15, as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, the Operating Partnership implemented several modules of a new accounting system, including a general ledger, accounts payable, fixed assets and revenue management module. The change in the Operating Partnership's internal control over financial reporting resulting from the implementation has been evaluated by the Operating Partnership's management, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.  The revenue management module is being implemented across the properties in phases, and management expects to complete the implementation of this module at all properties during three months ended September 30, 2018.  Management will apply the same implementation methodology throughout the remaining phases.

There were no other changes to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 15d-15 and 13a-15, that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

In September 2010, the United States Department of Justice, or the DOJ, filed suit against Post Properties (and by virtue of the merger with Post Properties, MAA) in United States District Court for the District of Columbia alleging that certain of MAA’s apartments violated accessibility requirements of the Fair Housing Act, or the FHA, and the Americans with Disabilities Act of 1990, or the ADA. The DOJ is seeking, among other things, an injunction against us, requiring us to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. No trial date has been set.

In December 2017, The Equal Rights Center, a non-profit civil rights organization, filed suit against MAA and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges that we maintained and enforced a criminal records screening policy at certain of our apartment communities, all of which are communities that we acquired in the merger with Post Properties, which violates the FHA. The suit seeks injunctive relief, actual and punitive damages and attorneys' fees and costs.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(3)
April 1, 2018 - April 30, 2018	—	$—	—	4,000,000
May 1, 2018 - May 31, 2018	—	$—	—	4,000,000
June 1, 2018 - June 30, 2018	—	$—	—	4,000,000
Total	—		—	4,000,000

(1)
This column reflects the shares of common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares under the 2013 Stock Incentive Plan, as amended.

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

4.2
Second Supplemental Indenture, dated as of May 14, 2018, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K on May 14, 2018 and incorporated herein by reference).

10.1†	Form of Restricted Stock Award Agreement Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan.
10.2†	Form of Non-Qualified Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan.
10.3†	Form of Incentive Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan.
10.4†	Form of Restricted Stock Unit Award Agreement Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan.
11.1	Statement re Computation of Per Share Earnings for MAA
11.2	Statement re Computation of Per Unit Earnings for MAALP
12.1	Statement re Computation of Ratio of Earnings to Fixed Charges for MAA
12.2	Statement re Computation of Ratio of Earnings to Fixed Charges for MAALP
31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.'s report for the period ended June 30, 2018, filed with the SEC on August 2, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 (Unaudited) and 2017 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 (Unaudited) and 2017 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (Unaudited) and 2017 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	August 2, 2018	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	August 2, 2018	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)