Form 10-Q
period 2018-09-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2018-11-01
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	October 29, 2018
Common Stock, $0.01 par value	113,837,767

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2018 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 96.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2018, MAA owned 113,838,139 OP Units (96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Real estate assets:
Land	$1,868,828	$1,836,417
Buildings and improvements and other	11,636,424	11,281,504
Development and capital improvements in progress	53,739	116,833
	13,558,991	13,234,754
Less: Accumulated depreciation	(2,439,418)	(2,075,071)
	11,119,573	11,159,683
Undeveloped land	31,849	57,285
Investment in real estate joint venture	44,619	44,956
Real estate assets, net	11,196,041	11,261,924

Cash and cash equivalents	46,139	10,750
Restricted cash	33,261	78,117
Other assets	134,246	135,807
Assets held for sale	9,300	5,321
Total assets	$11,418,987	$11,491,919

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,582,624	$3,525,765
Secured notes payable	921,399	976,292
Accrued expenses and other liabilities	473,803	405,560
Total liabilities	4,977,826	4,907,617

Redeemable common stock	9,607	10,408

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,838,139 and 113,643,166 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively(1)	1,136	1,134
Additional paid-in capital	7,135,479	7,121,112
Accumulated distributions in excess of net income	(940,773)	(784,500)
Accumulated other comprehensive income	11,556	2,157
Total MAA shareholders' equity	6,207,407	6,339,912
Noncontrolling interests - Operating Partnership units	221,841	231,676
Total Company's shareholders' equity	6,429,248	6,571,588
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total equity	6,431,554	6,573,894
Total liabilities and equity	$11,418,987	$11,491,919

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets for September 30, 2018 and December 31, 2017 are 95,899 and 103,504, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Rental and other property revenues	$397,108	$384,550	$1,173,198	$1,146,249
Expenses:
Operating expense, excluding real estate taxes and insurance	97,703	96,582	279,831	275,688
Real estate taxes and insurance	57,037	52,597	168,043	160,733
Depreciation and amortization	124,549	117,928	368,218	374,285
Total property operating expenses	279,289	267,107	816,092	810,706
Property management expenses	11,303	10,281	35,579	32,007
General and administrative expenses	6,380	8,361	25,723	30,735
Merger and integration related expenses	1,878	4,130	8,503	14,498
Income before non-operating items	98,258	94,671	287,301	258,303
Interest expense	(44,650)	(39,940)	(129,140)	(115,005)
(Loss) gain on sale of depreciable real estate assets	(23)	58,844	(21)	59,045
Gain (loss) on sale of non-depreciable real estate assets	959	(6)	3,870	42
Other non-operating income	374	5,695	6,065	11,033
Income before income tax expense	54,918	119,264	168,075	213,418
Income tax expense	(616)	(641)	(1,826)	(1,910)
Income from continuing operations before real estate joint venture activity	54,302	118,623	166,249	211,508
Income from real estate joint venture	402	335	1,256	1,021
Net income	54,704	118,958	167,505	212,529
Net income attributable to noncontrolling interests	1,913	4,249	5,888	7,600
Net income available for shareholders	52,791	114,709	161,617	204,929
Dividends to MAA Series I preferred shareholders	922	922	2,766	2,766
Net income available for MAA common shareholders	$51,869	$113,787	$158,851	$202,163

Earnings per common share - basic:
Net income available for common shareholders	$0.46	$1.00	$1.40	$1.78

Earnings per common share - diluted:
Net income available for common shareholders	$0.46	$1.00	$1.40	$1.78

Dividends declared per common share	$0.9225	$0.8700	$2.7675	$2.6100

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$54,704	$118,958	$167,505	$212,529
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	4,245	90	10,797	(1,252)
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(548)	(33)	(1,296)	884
Total comprehensive income	58,401	119,015	177,006	212,161
Less: Comprehensive income attributable to noncontrolling interests	(2,040)	(4,251)	(6,223)	(7,586)
Comprehensive income attributable to MAA	$56,361	$114,764	$170,783	$204,575

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$167,505	$212,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369,223	374,947
Loss (gain) on sale of depreciable real estate assets	21	(59,045)
Gain on sale of non-depreciable real estate assets	(3,870)	(42)
Stock compensation expense	9,877	8,431
Amortization of debt premium and debt issuance costs	(4,318)	(8,035)
Net change in operating accounts and other	62,618	28,671
Net cash provided by operating activities	601,056	557,456

Cash flows from investing activities:
Purchases of real estate and other assets	(112,656)	(63,774)
Capital improvements, development and other	(192,520)	(268,423)
Contributions to affiliates, including joint ventures	(1,500)	(750)
Proceeds from disposition of real estate assets	18,918	89,857
Net cash used in investing activities	(287,758)	(243,090)

Cash flows from financing activities:
Proceeds from lines of credit	780,000	580,000
Repayments of lines of credit	(820,000)	(820,000)
Proceeds from notes payable	397,612	597,480
Principal payments on notes payable	(346,239)	(345,053)
Payment of deferred financing costs	(3,741)	(5,355)
Repurchase of common stock	(2,912)	(4,782)
Debt prepayment and extinguishment costs	(3)	(1,585)
Proceeds from issuances of common shares	488	1,007
Exercise of stock options	916	432
Distributions to noncontrolling interests	(11,286)	(10,999)
Dividends paid on common shares	(314,834)	(296,441)
Dividends paid on preferred shares	(2,766)	(2,766)
Net cash used in financing activities	(322,765)	(308,062)

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,467)	6,304
Cash, cash equivalents and restricted cash, beginning of period	88,867	121,800
Cash, cash equivalents and restricted cash, end of period	$79,400	$128,104

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,139	$47,851
Restricted cash	33,261	80,253
Total cash, cash equivalents and restricted cash	$79,400	$128,104

Supplemental disclosure of cash flow information:
Interest paid	$111,439	$123,735
Income taxes paid	2,746	2,256

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$4,282	$1,133
Accrued construction in progress	19,476	15,787
Interest capitalized	1,640	5,884
Mark-to-market adjustment on derivative instruments	7,956	12,035
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except unit data)

	September 30, 2018	December 31, 2017
Assets
Real estate assets:
Land	$1,868,828	$1,836,417
Buildings and improvements and other	11,636,424	11,281,504
Development and capital improvements in progress	53,739	116,833
	13,558,991	13,234,754
Less: Accumulated depreciation	(2,439,418)	(2,075,071)
	11,119,573	11,159,683
Undeveloped land	31,849	57,285
Investment in real estate joint venture	44,619	44,956
Real estate assets, net	11,196,041	11,261,924

Cash and cash equivalents	46,139	10,750
Restricted cash	33,261	78,117
Other assets	134,246	135,807
Assets held for sale	9,300	5,321
Total assets	$11,418,987	$11,491,919

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,582,624	$3,525,765
Secured notes payable	921,399	976,292
Accrued expenses and other liabilities	473,803	405,560
Due to general partner	19	19
Total liabilities	4,977,845	4,907,636

Redeemable common units	9,607	10,408

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding at September 30, 2018 and at December 31, 2017	66,840	66,840
Common units:
General partner, 113,838,139 and 113,643,166 OP Units outstanding at September 30, 2018 and December 31, 2017, respectively (1)	6,128,519	6,270,758
Limited partners, 4,114,276 and 4,191,586 OP Units outstanding at September 30, 2018 and December 31, 2017, respectively (1)	221,841	231,676
Accumulated other comprehensive income	12,029	2,295
Total operating partners' capital	6,429,229	6,571,569
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total capital	6,431,535	6,573,875
Total liabilities and capital	$11,418,987	$11,491,919

(1)
Number of units outstanding represent total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 are 95,899 and 103,504, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Rental and other property revenues	$397,108	$384,550	$1,173,198	$1,146,249
Expenses:
Operating expense, excluding real estate taxes and insurance	97,703	96,582	279,831	275,688
Real estate taxes and insurance	57,037	52,597	168,043	160,733
Depreciation and amortization	124,549	117,928	368,218	374,285
Total property operating expenses	279,289	267,107	816,092	810,706
Property management expenses	11,303	10,281	35,579	32,007
General and administrative expenses	6,380	8,361	25,723	30,735
Merger and integration related expenses	1,878	4,130	8,503	14,498
Income before non-operating items	98,258	94,671	287,301	258,303
Interest expense	(44,650)	(39,940)	(129,140)	(115,005)
(Loss) gain on sale of depreciable real estate assets	(23)	58,844	(21)	59,045
Gain (loss) on sale of non-depreciable real estate assets	959	(6)	3,870	42
Other non-operating income	374	5,695	6,065	11,033
Income before income tax expense	54,918	119,264	168,075	213,418
Income tax expense	(616)	(641)	(1,826)	(1,910)
Income from continuing operations before real estate joint venture activity	54,302	118,623	166,249	211,508
Income from real estate joint venture	402	335	1,256	1,021
Net income	54,704	118,958	167,505	212,529
Dividends to preferred unitholders	922	922	2,766	2,766
Net income available for MAALP common unitholders	$53,782	$118,036	$164,739	$209,763

Earnings per common unit - basic:
Net income available for common unitholders	$0.46	$1.00	$1.40	$1.78

Earnings per common unit - diluted:
Net income available for common unitholders	$0.46	$1.00	$1.40	$1.78

Distributions declared per common unit	$0.9225	$0.8700	$2.7675	$2.6100

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$54,704	$118,958	$167,505	$212,529
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	4,245	90	10,797	(1,252)
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(548)	(33)	(1,296)	884
Comprehensive income attributable to MAALP	$58,401	$119,015	$177,006	$212,161

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$167,505	$212,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369,223	374,947
Loss (gain) on sale of depreciable real estate assets	21	(59,045)
Gain on sale of non-depreciable real estate assets	(3,870)	(42)
Stock compensation expense	9,877	8,431
Amortization of debt premium and debt issuance costs	(4,318)	(8,035)
Net change in operating accounts and other	62,618	28,671
Net cash provided by operating activities	601,056	557,456

Cash flows from investing activities:
Purchases of real estate and other assets	(112,656)	(63,774)
Capital improvements, development and other	(192,520)	(268,423)
Contributions to affiliates, including joint ventures	(1,500)	(750)
Proceeds from disposition of real estate assets	18,918	89,857
Net cash used in investing activities	(287,758)	(243,090)

Cash flows from financing activities:
Proceeds from lines of credit	780,000	580,000
Repayments of lines of credit	(820,000)	(820,000)
Proceeds from notes payable	397,612	597,480
Principal payments on notes payable	(346,239)	(345,053)
Payment of deferred financing costs	(3,741)	(5,355)
Repurchase of common units	(2,912)	(4,782)
Debt prepayment and extinguishment costs	(3)	(1,585)
Proceeds from issuances of common units	488	1,007
Exercise of unit options	916	432
Distributions paid on common units	(326,120)	(307,440)
Distributions paid on preferred units	(2,766)	(2,766)
Net cash used in financing activities	(322,765)	(308,062)

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,467)	6,304
Cash, cash equivalents and restricted cash, beginning of period	88,867	121,800
Cash, cash equivalents and restricted cash, end of period	$79,400	$128,104

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,139	$47,851
Restricted cash	33,261	80,253
Total cash, cash equivalents and restricted cash	$79,400	$128,104

Supplemental disclosure of cash flow information:
Interest paid	$111,439	$123,735
Income taxes paid	2,746	2,256

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$19,476	$15,787
Interest capitalized	1,640	5,884
Mark-to-market adjustment on derivative instruments	7,956	12,035

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

As of September 30, 2018, MAA owned 113,838,139 OP Units (96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

As of September 30, 2018, the Company owned and operated 303 apartment communities through the Operating Partnership. As of September 30, 2018, MAA also owned a 35.0% interest in an unconsolidated real estate joint venture and a 21.0% interest in an unconsolidated limited partnership. As of September 30, 2018, the Company had four development communities under construction totaling 717 apartment units. Total expected costs for these four development projects are $148.0 million, of which $45.7 million had been incurred through September 30, 2018. The Company expects to complete one of the developments in the fourth quarter of 2018, two developments in the second half of 2019, and one development in the second half of 2020. Thirty of the Company's multifamily properties include retail components with approximately 615,000 square feet of gross leasable space. The Company also has four wholly-owned commercial properties with approximately 260,000 square feet of combined gross leasable area.

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

Changes in Presentation

Please refer to the Company's Current Report on Form 8-K, filed with the SEC on September 26, 2018, that retrospectively revised certain financial information and related disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for discussions of the changes in presentation in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, which are applicable for this Quarterly Report on Form 10-Q.

Noncontrolling Interests

At September 30, 2018, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see Note 9) and (2) noncontrolling interest related to its consolidated real estate entity (see "Investment in Consolidated Real Estate Entity" below).

Investment in Unconsolidated Affiliates

The Company, together with other institutional investors in a limited liability company, or the Apartment LLC, indirectly owns one apartment community, Post Massachusetts Avenue, located in Washington, D.C.  The Company owns a 35.0% equity interest in the unconsolidated real estate joint venture as of September 30, 2018 and provides property and asset management services to the Apartment LLC for which it earns fees. The joint venture was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the Apartment LLC using the equity method of accounting, as the Company is able to exert significant influence over the joint venture but does not have a controlling interest.  At September 30, 2018, the Company's investment in the Apartment LLC totaled $44.6 million.

During September 2017, a subsidiary of the Operating Partnership invested in a limited partnership, Real Estate Technology Ventures, L.P. As of September 30, 2018, the Operating Partnership indirectly owns approximately 21.0% of the limited partnership. The limited partnership was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the limited partnership using the equity method of accounting as the investment is considered more than minor. At September 30, 2018, the Company's investment in the limited partnership totaled $2.5 million. As of September 30, 2018, the Company was committed to make additional capital contributions totaling $12.0 million if and when called by the general partner of the limited partnership prior to September 2022.

Investment in Consolidated Real Estate Entity

At September 30, 2018, the Company owned a 92.5% equity interest in a consolidated real estate joint venture to develop, construct and operate a 359-unit apartment community in Denver, Colorado, along with a private real estate company. The venture partner was generally responsible for the development and construction of the community, and the Company will continue to manage the community as construction was completed during the nine months ended September 30, 2018. The entity was determined to be a VIE with the Company designated as the primary beneficiary.  As a result, the accounts of the entity are consolidated by the Company.  At September 30, 2018, the consolidated assets, liabilities and equity included buildings and improvements and other, net of accumulated depreciation of $70.3 million; land of $14.9 million; and accrued expenses and other liabilities of $1.1 million.

Assets Held for Sale

The criteria for classifying two land parcels as held for sale were met during August 2018; however, the sale of the two land parcels is not expected to close until the fourth quarter of 2018. As a result, the two land parcels were classified as held for sale as of September 30, 2018. The Randal Park land parcel that comprised the asset held for sale balance as of December 31, 2017, was sold during the first quarter of 2018 as detailed in Note 12.

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

Other non-lease revenues represent the remaining 7% of the Company's total revenues and are primarily driven by utility reimbursement revenue from its tenants. The Company's primary sources of reimbursement revenue are from water and cable utility services, which produced $29.2 million and $22.4 million, respectively, of revenues during the nine months ended September 30, 2018, and $28.5 million and $22.9 million of revenues, respectively, during the nine months ended September 30, 2017.

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

Impact of Recently Adopted Accounting Standards on Condensed Consolidated Statements of Cash Flows

Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a
Consensus of the FASB Emerging Issues Task Force), which clarifies how certain types of cash receipts and cash payments are to be presented and classified on the statement of cash flows. Management determined that three of the eight transactions in the ASU are relevant to the Company and its cash flows and include debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims and distributions received from equity method investees. Upon adoption of ASU 2016-15, net cash provided by operating activities increased by $1.8 million, net cash used in investing activities decreased by $0.2 million, and net cash used in financing activities decreased by $1.6 million in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force), effective January 1, 2018. The ASU required restricted cash to be presented within cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flow with retrospective adjustments to all periods presented. The Company previously reported the change in restricted cash within the operating and investing activities in the consolidated statement of cash flows. Upon adoption, cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 increased by approximately $80.3 million to reflect the restricted cash balances. Additionally, net cash provided by operating activities increased by $2.6 million for the nine months ended September 30, 2017, while net cash used in investing activities decreased by $10.6 million for the nine months ended September 30, 2017.

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
Management anticipates the Company will elect to apply the modified retrospective transition approach upon adoption of ASU 2016-02 on January 1, 2019, which allows the Company to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Management does not anticipate any significant changes in the accounting for the Company's lease revenues upon adoption of the new lease standard as the Company’s residential and retail/commercial leases, where it is the lessor, will continue to be accounted for as operating leases, and management anticipates the election of an available practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component.

The Company is the lessee under certain corporate office and ground leases and will be required to recognize a right-of-use asset and a corresponding lease obligation on its consolidated balance sheet for those leases on January 1, 2019.  Management currently anticipates the Company's corporate office leases will continue to be accounted for as operating leases under the new standard.  Based on its anticipated election of available practical expedients, the Company will not be required to reassess the classification of existing ground leases; therefore, these leases will continue to be accounted for as operating leases. Management estimates the Company will recognize total right-of-use assets and related lease obligations at an amount that is less than $40.0 million on January 1, 2019, with an immaterial impact to its results of operations as compared to the current lease accounting standard. However, the ultimate impact of the standard will depend on the Company's lease portfolio as of the adoption date. The Company will continue to evaluate the impact of the standard on its consolidated financial statements and related disclosures.

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income available to MAA common shareholders by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share. For the three and nine months ended September 30, 2018 and 2017, MAA's basic earnings per share was computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Calculation of Earnings per Common Share - basic
Net income	$54,704		$118,958		$167,505		$212,529
Net income attributable to noncontrolling interests	(1,913)		(4,249)		(5,888)		(7,600)
Unvested restricted stock (allocation of earnings)	(69)		(181)		(211)		(337)
Preferred dividends	(922)		(922)		(2,766)		(2,766)
Net income available for common shareholders, adjusted	$51,800		$113,606		$158,640		$201,826

Weighted average common shares - basic	113,671		113,434		113,620		113,392
Earnings per common share - basic	$0.46		$1.00		$1.40		$1.78

Calculation of Earnings per Common Share - diluted
Net income	$54,704		$118,958		$167,505		$212,529
Net income attributable to noncontrolling interests	(1,913)	(1)	(4,249)	(1)	(5,888)	(1)	(7,600)	(1)
Preferred dividends	(922)		(922)		(2,766)		(2,766)
Net income available for common shareholders, adjusted	$51,869		$113,787		$158,851		$202,163

Weighted average common shares - basic	113,671		113,434		113,620		113,392
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	—	(1)
Effect of dilutive securities	239		219		201		270
Weighted average common shares - diluted	113,910		113,653		113,821		113,662
Earnings per common share - diluted	$0.46		$1.00		$1.40		$1.78

(1) For the three and nine months ended September 30, 2018, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive. For the three and nine months ended September 30, 2017, 4.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP Unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per OP Unit computations for the three and nine months ended September 30, 2018 and 2017 is presented below (dollars and units in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Calculation of Earnings per Common Unit - basic
Net income	$54,704	$118,958	$167,505	$212,529
Unvested restricted stock (allocation of earnings)	(69)	(181)	(211)	(337)
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Net income available for common unitholders, adjusted	$53,713	$117,855	$164,528	$209,426

Weighted average common units - basic	117,796	117,643	117,768	117,607
Earnings per common unit - basic	$0.46	$1.00	$1.40	$1.78

Calculation of Earnings per Common Unit - diluted
Net income	$54,704	$118,958	$167,505	$212,529
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Net income available for common unitholders, adjusted	$53,782	$118,036	$164,739	$209,763

Weighted average common shares - basic	117,796	117,643	117,768	117,607
Effect of dilutive securities	239	219	201	270
Weighted average common units - diluted	118,035	117,862	117,969	117,877
Earnings per common unit - diluted	$0.46	$1.00	$1.40	$1.78

4.    MAA Equity

Changes in total equity and its components for the nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2017	$9	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894
Net income attributable to controlling interests	—	—	—	161,617	—	5,888	—	167,505
Other comprehensive income - derivative instruments	—	—	—	—	9,166	335	—	9,501
Issuance and registration of common shares	—	1	(272)	—	—	—	—	(271)
Shares repurchased and retired	—	—	(2,912)	—	—	—	—	(2,912)
Exercise of stock options	—	—	916	—	—	—	—	916
Shares issued in exchange for common units	—	1	4,282	—	—	(4,283)	—	—
Shares issued in exchange for redeemable stock	—	—	1,915	—	—	—	—	1,915
Redeemable stock fair market value adjustment	—	—	—	121	—	—	—	121
Adjustment for noncontrolling interests in Operating Partnership	—	—	561	—	—	(561)	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	—	—	(233)	233	—	—	—
Amortization of unearned compensation	—	—	9,877	—	—	—	—	9,877
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock	—	—	—	(315,012)	—	—	—	(315,012)
Dividends on noncontrolling interests units	—	—	—	—	—	(11,214)	—	(11,214)
EQUITY BALANCE SEPTEMBER 30, 2018	$9	$1,136	$7,135,479	$(940,773)	$11,556	$221,841	$2,306	$6,431,554

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity	Total Equity
EQUITY BALANCE DECEMBER 31, 2016	$9	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101
Net income attributable to controlling interests	—	—	—	204,929	—	7,600	—	212,529
Other comprehensive loss - derivative instruments	—	—	—	—	(354)	(14)	—	(368)
Issuance and registration of common shares	—	1	153	—	—	—	—	154
Issuance and registration of preferred shares	—	—	2,007	—	—	—	—	2,007
Shares repurchased and retired	—	—	(4,782)	—	—	—	—	(4,782)
Exercise of stock options	—	—	218		—	—		218
Shares issued in exchange for common units	—	—	1,133	—	—	(1,133)	—	—
Shares issued in exchange for redeemable stock	—	—	1,482	—	—	—	—	1,482
Redeemable stock fair market value adjustment	—	—	—	(870)	—	—	—	(870)
Adjustment for noncontrolling interests in Operating Partnership	—	—	54	—	—	(54)	—	—
Amortization of unearned compensation	—	—	8,552	(114)	—	—	—	8,438
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock	—	—	—	(296,535)	—	—	—	(296,535)
Dividends on noncontrolling interests units	—	—	—	—	—	(10,982)	—	(10,982)
EQUITY BALANCE SEPTEMBER 30, 2017	$9	$1,134	$7,117,829	$(802,835)	$790	$231,393	$2,306	$6,550,626

5.    MAALP Capital

Changes in total capital and its components for the nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875
Net income	5,888	158,851	2,766	—	—	167,505
Other comprehensive income - derivative instruments	—	—	—	9,501	—	9,501
Issuance of units	—	(271)	—	—	—	(271)
Units repurchased and retired	—	(2,912)	—	—	—	(2,912)
Exercise of unit options	—	916	—	—	—	916
General partner units issued in exchange for limited partner units	(4,283)	4,283	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915
Redeemable units fair market value adjustment	—	121	—	—	—	121
Adjustment for limited partners' capital at redemption value	(226)	226	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—
Amortization of unearned compensation	—	9,877	—	—	—	9,877
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders	(11,214)	(315,012)	—	—	—	(326,226)
CAPITAL BALANCE SEPTEMBER 30, 2018	$221,841	$6,128,519	$66,840	$12,029	$2,306	$6,431,535

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082
Net income	7,600	202,163	2,766	—	—	212,529
Other comprehensive income - derivative instruments	—	—	—	(368)	—	(368)
Issuance of units	—	154	2,007	—	—	2,161
Units repurchased and retired	—	(4,782)	—	—	—	(4,782)
Exercise of unit options	—	218	—	—	—	218
General partner units issued in exchange for limited partner units	(1,133)	1,133	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482
Redeemable units fair market value adjustment	—	(870)	—	—	—	(870)
Adjustment for limited partners' capital at redemption value	(68)	68	—	—	—	—
Amortization of unearned compensation	—	8,438	—	—	—	8,438
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders	(10,982)	(296,535)	—	—	—	(307,517)
CAPITAL BALANCE SEPTEMBER 30, 2017	$231,393	$6,249,190	$66,840	$878	$2,306	$6,550,607

6.           Borrowings

The following table summarizes the Company's outstanding debt as of September 30, 2018 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity(2)
Unsecured debt
Variable rate revolving credit facility	$370,000	3.1%	4/15/2020
Fixed rate senior notes	2,642,000	4.0%	7/12/2025
Term loans fixed with swaps	300,000	2.3%	3/1/2022
Variable rate term loans	300,000	3.1%	8/29/2020
Fair market value adjustments, debt issuance costs and discounts	(29,376)
Total unsecured debt	$3,582,624	3.7%
Fixed rate secured debt
Individual property mortgages	$836,513	4.0%	11/1/2019
Variable rate secured debt (1)
Fannie Mae Facility	80,000	2.7%	12/1/2018
Fair market value adjustments and debt issuance costs	4,886
Total secured debt	$921,399	3.9%
Total outstanding debt	$4,504,023	3.7%
(1) Includes capped balances.
(2) Represents the weighted average contract maturity date.

Unsecured Revolving Credit Facility

MAALP maintains a $1.0 billion unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of the one month London Interbank Offered Rate, or LIBOR, plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and, as of September 30, 2018, bears interest at 3.06%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. At September 30, 2018, MAALP had $370.0 million outstanding under the KeyBank Facility with another approximately $1.9 million of additional capacity used to support outstanding letters of credit.

Senior Unsecured Notes

As of September 30, 2018, MAALP had approximately $2.4 billion in principal amount of publicly issued senior unsecured notes and $242.0 million of privately placed senior unsecured notes. These senior unsecured notes had maturities at issuance ranging from seven to twelve years, averaging 6.8 years remaining until maturity as of September 30, 2018.

On May 14, 2018 MAALP publicly issued $400.0 million in aggregate principal amount of notes, maturing on June 15, 2028 with an interest rate of 4.20% per annum, or the 2028 Notes. The purchase price paid by the initial purchasers was 99.403% of the principal amount. The 2028 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The net proceeds from the offering, after deducting the original issue discount of approximately $2.4 million and underwriting commissions and expenses of approximately $2.6 million, were approximately $395.0 million. The 2028 Notes have been reflected net of discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of September 30, 2018. In connection with the issuance of the 2028 Notes, MAALP cash settled $200.0 million in forward interest rate swap agreements, entered into earlier in the year to effectively lock the interest rate on the planned transaction, which produced an effective interest rate of 4.21% over the ten year life of the 2028 Notes.

In July 2018, the Company retired a $50.0 million tranche of senior unsecured private placement notes at maturity.

Unsecured Term Loans

The Company maintains three term loans, each with a syndicate of banks, one led by U.S. Bank National Association, or U.S. Bank, one led by KeyBank National Association, or KeyBank, and one led by Wells Fargo Bank, N.A., or Wells Fargo, respectively. The U.S. Bank term loan has a balance of $150.0 million, matures in 2020, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.90% based on the Company's credit ratings. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings. The Wells Fargo term loan has a balance of $300.0 million, matures in 2022 and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings.

In August 2018, the Company retired a $250.0 million unsecured term loan with Wells Fargo at maturity.

Secured Property Mortgages

As of September 30, 2018, the Company had $836.5 million of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019.

In February 2018, the Company retired a $38.3 million mortgage associated with Highlands of West Village. The mortgage was scheduled to mature in May 2018. In addition to the debt retirement, the Company paid $7.9 million associated with property mortgage principal amortizations during the nine months ended September 30, 2018.

Secured Credit Facility

The Company maintains an $80.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by the Federal National Mortgage Association, or the Fannie Mae Facility. The Fannie Mae Facility matures on December 3, 2018. Borrowings under the Fannie Mae Facility totaled $80.0 million at September 30, 2018, all of which were variable rate borrowings at an average interest rate of 2.7%.

Guarantees

As of September 30, 2018, MAA fully and unconditionally guarantees the following debt incurred by MAALP:

•	$80.0 million of the Fannie Mae Facility, all of which was borrowed as of September 30, 2018; and

•	$242.0 million of the privately placed senior unsecured notes.

7.           Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash, and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature. Fixed rate notes payable at September 30, 2018 and December 31, 2017, totaled $3.5 billion and $3.2 billion, respectively, and had estimated fair values of $3.5 billion and $3.3 billion (excluding prepayment penalties) as of September 30, 2018 and December 31, 2017, respectively. The carrying values of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2018 and December 31, 2017, totaled $1.1 billion and $1.3 billion, respectively, and had estimated fair values of $1.1 billion and $1.3 billion (excluding prepayment penalties) as of September 30, 2018 and December 31, 2017, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded that these rates reasonably estimate current market rates. Management has determined the inputs used to value the outstanding debt fall within Level 2 of the fair value hierarchy, and therefore, the fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair value of interest rate derivative contracts designated as hedging instruments recorded in "Other assets" in the accompanying Condensed Consolidated Balance Sheets was $10.5 million and $3.6 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of interest rate derivative contract liabilities recorded in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets was $1.3 million as of December 31, 2017. There were no interest rate derivative contract liabilities as of September 30, 2018.

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

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to "Other non-operating (expense) income" in the accompanying Condensed Consolidated Statements of Operations. As a result of mark-to-market adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset in the nine months ended September 30, 2018, the fair value of the embedded derivative slightly decreased to $20.9 million as of September 30, 2018 compared to $21.2 million as of December 31, 2017. The Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of its derivatives held as of September 30, 2018 and December 31, 2017 were classified as Level 2 in the fair value hierarchy.

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

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $3.9 million will be reclassified to earnings as a decrease to "Interest expense", which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

As of September 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$25,000,000
Interest Rate Swaps(1)	10	$300,000,000

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

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Interest Expense(1)
Three months ended September 30,	2018	2017		2018	2017
Interest rate contracts	$4,245	$90	Interest Expense	$548	$33

Nine months ended September 30,
Interest rate contracts	$10,797	$(1,252)	Interest Expense	$1,296	$(884)
(1)     See Note 4 for changes in accumulated other comprehensive income as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Earnings on Derivative
For the three months ended September 30,		2018	2017
Preferred stock embedded derivative	Other non-operating income	$(433)	$4,107

For the nine months ended September 30,
Preferred stock embedded derivative	Other non-operating income	$(284)	$5,827

Credit-Risk-Related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of September 30, 2018, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements although there was no termination value liability as of September 30, 2018. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Condensed Consolidated Balance Sheets.

8.           Shareholders' Equity of MAA

On September 30, 2018, 113,838,139 shares of common stock of MAA and 4,114,276 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,952,415 shares and units. At September 30, 2017, 113,627,014 shares of common stock of MAA and 4,200,032 OP Units were outstanding, representing a total of 117,827,046 shares and units. Options to purchase 90,615 shares of MAA's common stock were outstanding as of September 30, 2018, compared to 108,438 outstanding options as of September 30, 2017. During the nine months ended September 30, 2018, 32,391 shares of MAA's common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the nine months ended September 30, 2017, 47,956 shares were acquired for such purposes. During the nine months ended September 30, 2018 and 2017, MAA issued 17,823 shares and 10,340 shares, respectively, related to the exercise of stock options. These exercises resulted in proceeds of $0.9 million and $0.4 million, respectively.

As of September 30, 2018, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

9.    Partners' Capital of MAALP

Interests in MAALP are represented by OP Units. As of September 30, 2018, there were 117,952,415 OP Units outstanding, 113,838,139 or 96.5% of which represent Class B Common Units (Common Units issued to or held by MAALP's general partner or any of its subsidiaries) and which were owned by MAA, MAALP's general partner. The remaining 4,114,276 OP Units were Class A Common Units owned by Class A Limited Partners. As of September 30, 2017, there were 117,827,046 OP

Units outstanding, 113,627,014 or 96.4% of which were owned by MAA and 4,200,032 of which were owned by the Class A Limited Partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of MAALP subject to the restrictions specifically contained within MAALP's agreement of limited partnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on MAALP's assets; and distribution of MAALP's cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. The general partner may delegate these and other powers granted if the general partner remains in supervision of the designee.

Under the Partnership Agreement, MAALP may issue Class A Common Units and Class B Common Units. Class A Common Units are any OP Units other than Class B Common Units, while Class B Common Units are those issued to or held by MAALP's general partner or any of its subsidiaries. In general, the limited partners do not have the power to participate in the management or control of MAALP's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Common Units is also limited by the Partnership Agreement.

Net income (after allocations to preferred ownership interests) is allocated to the general partner and limited partners based on their respective ownership percentages of MAALP. Issuance or redemption of additional Class A Common Units or Class B Common Units changes the relative ownership percentage of the partners. The issuance of Class B Common Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to MAALP in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, MAALP generally redeems an equal number of Class B Common Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of MAALP. Holders of the Class A Common Units may require MAA to redeem their Class A Common Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A Common Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A Common Unit so redeemed.

At September 30, 2018, a total of 4,114,276 Class A Common Units were outstanding and redeemable for 4,114,276 shares of MAA common stock, with an approximate value of $412.2 million, based on the closing price of MAA’s common stock on September 28, 2018 of $100.18 per share. At September 30, 2017, a total of 4,200,032 Class A Common Units were outstanding and redeemable for 4,200,032 shares of MAA common stock, with an approximate value of $448.9 million, based on the closing price of MAA’s common stock on September 29, 2017 of $106.88 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of September 30, 2018, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I Preferred Units.  The MAALP Series I Preferred Units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of September 30, 2018, 867,846 units of the MAALP Series I Preferred Units were outstanding.

10.     Legal Proceedings

In September 2010, the United States Department of Justice, or DOJ, filed suit against Post Properties (and by virtue of the merger with Post Properties, MAA) in the United States District Court for the District of Columbia alleging that certain of Post Properties’ apartments violated accessibility requirements of the Fair Housing Act, or FHA, and the Americans with Disabilities Act of 1990, or ADA. The DOJ is seeking, among other things, an injunction against MAA, requiring MAA to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. In October 2018, MAA and the DOJ reached an agreement in principle to settle the lawsuit, although a settlement agreement has not been entered into and the lawsuit remains pending.

In December 2017, a non-profit civil rights organization filed suit against MAA and the Operating Partnership in the United States District Court for the District of Columbia. The suit alleged that the Company maintained and enforced a criminal records screening policy at certain of its apartment communities, all of which are apartments acquired in the merger with Post Properties, which violates the FHA. The suit sought injunctive relief, actual and punitive damages and attorneys' fees and costs. In October 2018, the parties agreed to a settlement, and the District Court entered a Consent Order concluding the case.

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that the Company (but not Post Properties) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent. In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification. The Company also intends to appeal the District Court’s order granting plaintiffs’ motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. The Company will continue to vigorously defend the action and pursue such appeals. Management estimates that the Company's maximum exposure in the lawsuit, given the recent class certification and summary judgment ruling, is approximately$54.6 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties (and, following the Post Properties merger, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. In September 2018, the District Court certified a class proposed by the plaintiff.  Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company's petition to review the District Court's order granting class certification. The Company also intends to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. The Company will continue to vigorously defend the action and pursue such appeals. Management estimates that the Company's maximum exposure in the lawsuit, given the recent class certification and summary judgment ruling, is approximately $8.4 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business operations. Matters which arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management does not currently believe that such matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows in the event of a negative outcome.

Loss Contingencies

The outcomes of claims, disputes and legal proceedings are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company also accrues an estimate of defense costs expected to be incurred in connection with legal matters. Management reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, management does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then management discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then a statement to that effect is disclosed.

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

As of September 30, 2018 and December 31, 2017, the Company's accrual for loss contingencies was $23.4 million and $32.1 million in the aggregate, respectively. The loss contingencies are presented in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets.

11.           Segment Information

As of September 30, 2018, the Company owned and operated 303 multifamily apartment communities in 17 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company's chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following reflects the two reportable segments for the Company:

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

Revenues and NOI for each reportable segment for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Same Store
Rental revenues	$337,441	$330,137	$1,002,401	$983,863
Reimbursable property revenues	22,477	22,553	66,771	66,313
Other property revenues	3,133	3,145	9,229	9,586
Total Same Store revenues	$363,051	$355,835	$1,078,401	$1,059,762
Non-Same Store and Other
Rental revenues	$32,255	$27,047	$89,509	$79,543
Reimbursable property revenues	1,437	1,408	4,027	4,420
Other property revenues	365	260	1,261	2,524
Total Non-Same Store and Other revenues	$34,057	$28,715	$94,797	$86,487
Total rental and other property revenues	$397,108	$384,550	$1,173,198	$1,146,249
Net Operating Income:
Same Store NOI	$224,290	$220,152	$673,840	$661,809
Non-Same Store and Other NOI	18,078	15,219	51,484	48,019
Total NOI	242,368	235,371	725,324	709,828
Depreciation and amortization	(124,549)	(117,928)	(368,218)	(374,285)
Property management expenses	(11,303)	(10,281)	(35,579)	(32,007)
General and administrative expenses	(6,380)	(8,361)	(25,723)	(30,735)
Merger and integration expenses	(1,878)	(4,130)	(8,503)	(14,498)
Interest expense	(44,650)	(39,940)	(129,140)	(115,005)
(Loss) gain on sale of depreciable real estate assets	(23)	58,844	(21)	59,045
Gain (loss) on sale of non-depreciable real estate assets	959	(6)	3,870	42
Other non-operating income	374	5,695	6,065	11,033
Income tax expense	(616)	(641)	(1,826)	(1,910)
Income from real estate joint venture	402	335	1,256	1,021
Net income attributable to noncontrolling interests	(1,913)	(4,249)	(5,888)	(7,600)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders	$51,869	$113,787	$158,851	$202,163

Assets for each reportable segment as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets:
Same Store	$9,666,155	$9,864,321
Non-Same Store and Other	1,573,962	1,427,778
Corporate assets	178,870	199,820
Total assets	$11,418,987	$11,491,919

12.           Real Estate Acquisitions and Dispositions

The following table reflects the Company's acquisition activity for the nine months ended September 30, 2018:

Multifamily Acquisition	Market	Units	Date Acquired
Sync 36	Denver, CO	374 units	April 26, 2018

Commercial Acquisition	Market	Sq Ft	Date Acquired
Hue Retail	Raleigh, NC	7,500 sq ft	August 1, 2018

The following table reflects the Company's disposition activity for the nine months ended September 30, 2018:

Land Dispositions	Market	Acres	Date Sold
Craft Farms Residential - Outparcel	Gulf Shores, AL	3	January 24, 2018
Randal Park - Outparcel	Orlando, FL	34	February 27, 2018
Colonial Grand at Azure - Outparcel	Las Vegas, NV	29	April 19, 2018
Spring Hill - Outparcel	Atlanta, GA	7	July 2, 2018

13.           Subsequent Events

On October 1, 2018, the Company acquired 10 acres of development land in the Denver, Colorado market.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both Mid-America Apartment Communities, Inc., or MAA, and Mid-America Apartments, L.P., or MAALP or the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.5% interest as of September 30, 2018. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•	inability to attract and retain qualified personnel;

•	cyberliability or potential liability for breaches of our privacy or information security systems;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes;

•	legal proceedings relating to various issues, which, among other things, could result in a class action lawsuit;

•	compliance costs associated with laws requiring access for disabled persons; and

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

Overview of the Three Months Ended September 30, 2018

For the three months ended September 30, 2018, Net income available for MAA common shareholders was $51.9 million compared to $113.8 million for the three months ended September 30, 2017. Results for the three months ended September 30, 2018 included $0.9 million of gains related to the sale of real estate assets and $0.4 million of Other non-operating expense as a result of the decrease in the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock issued in the merger with Post Properties. Results for the quarter ended September 30, 2017 included $58.8 million of gains related to the sale of real estate assets and $4.1 million of Other non-operating income from the adjustment of the bifurcated embedded derivative. Revenues for the three months ended September 30, 2018 increased 3.3% compared to the three months ended September 30, 2017, primarily driven by a 2.0% increase in our Same Store segment and an 18.6% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2018 increased by 3.7% compared to the three months ended September 30, 2017, primarily due to a 2.3% increase in our Same Store segment and an 18.4% increase in our Non-Same Store and Other segment. The drivers of these increases are discussed below in the "Results of Operations" section.

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

Effective January 1, 2018, we revised our reportable segment presentation. The revision eliminated the prior distinction between large and secondary same store markets and combined the two previously reportable segments into the Same Store reportable segment referred to above. Additional information regarding the composition of our segments is included in Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

As of September 30, 2018, we owned and operated 303 apartment communities through the Operating Partnership in addition to one partially owned unconsolidated real estate joint venture. In addition, 30 of our multifamily properties include retail components, and we also owned four commercial properties at September 30, 2018.

Trends

During the three months ended September 30, 2018, demand for apartments continued to be relatively strong, as it was during the three months ended September 30, 2017. Average daily physical occupancy for our Same Store segment was 96.0% for the quarter, a slight decrease from the 96.1% average daily physical occupancy for the three months ended September 30, 2017. Average effective rent per unit for the Same Store portfolio continued to increase, up 2.1% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This continued the acceleration from the 1.4% year-over-year average effective rent growth achieved in the three months ended March 31, 2018 and the 1.7% year-over-year average effective rent growth achieved in the three months ended June 30, 2018.
An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban and downtown/central business district locations and various monthly rent price points, will perform well in “up” cycles as well as weather “down” cycles better. Through our investment in 38 defined Metropolitan Statistical Areas, we are diversified across markets, urban and suburban submarkets, and a variety of monthly rent pricing points.
Though overall demand continues to be strong, the current elevated supply levels are impacting rent growth for our portfolio, particularly for properties located in urban submarkets, the majority of which were acquired in the merger with Post Properties. Properties owned prior to the merger have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets. While data from the U.S. Census Bureau indicated multifamily permitting, which is typically a leading indicator of supply levels, across our markets was down 5% in 2017 as compared to 2016, through September 2018 year to date, multifamily permitting increased in our markets as compared to the same period in 2017. The 2017 activity should result in relatively lower supply in our markets in the near term as compared to the current environment, but should the current 2018 trend continue, the supply level could increase in 2020 and beyond.
Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that the Tax Cuts and Jobs Act results in improving economic conditions such as increased job growth or more disposable income, we believe that we may be able to maintain occupancy more effectively and increase rents. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended September 30, 2018, total move outs attributable to single family home rentals for our combined portfolio represented less than 7% of total move outs, as it did in the three months ended September 30, 2017. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest regions) will continue to support apartment rental demand in our markets.

Rising interest rates may have a significant impact on our business and results of operations. As of September 30, 2018, we had approximately $4.5 billion of debt, of which 16% had variable rate interest and 84% had fixed or hedged interest rates. To the extent interest rates rise, our net interest expense on variable rate debt will increase as will potentially our net interest expense on any debt refinancing. Given the short-term nature of our leases, to the extent interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As previously noted above, average daily physical occupancy for the three months ended September 30, 2018 was sustained at 96.0%. As we move into the typically slower fall and winter leasing season, we believe that the current level of physical occupancy positions us to achieve pricing growth in the fourth quarter of 2018.
Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

For the three months ended September 30, 2018, we achieved net income available for MAA common shareholders of $51.9 million, a 54.4% decrease compared to the same period in the prior year, and total revenue growth of $12.6 million, representing a 3.3% increase in property revenues compared to the same period in the prior year. The following discussion describes the primary drivers of those results for the three months ended September 30, 2018.

Property Revenues

The following table reflects our property revenues by segment for the three months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Three months ended September 30,
	2018	2017	Increase	Percentage Increase
Same Store	$363,051	$355,835	$7,216	2.0%
Non-Same Store and Other	34,057	28,715	5,342	18.6%
Total	$397,108	$384,550	$12,558	3.3%

The increase in property revenues from our Same Store segment compared to the same period in 2017 was the primary driver in total property revenue growth. The Same Store segment generated a 2.0% increase in revenues for the third quarter of 2018 as compared to the same period in the prior year, primarily a result of average effective rent per unit growth of 2.1% as compared to the same period last year, offset by a slight decrease in average daily physical occupancy to 96.0% for the third quarter of 2018 compared to 96.1% for the same period last year.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Three months ended September 30,
	2018	2017	Increase	Percentage Increase
Same Store	$138,761	$135,683	$3,078	2.3%
Non-Same Store and Other	15,979	13,496	2,483	18.4%
Total	$154,740	$149,179	$5,561	3.7%

The increase in property operating expenses for our Same Store segment was primarily the result of increases in real estate tax expense of $2.7 million and personnel expenses of $1.7 million, partially offset by a decrease in hurricane-related expenses of $1.9 million. The increase in property operating expenses from our Non-Same Store and Other segment was primarily the result of increases in real estate tax expense of $1.6 million driven by recently completed communities previously in our development pipeline and other operating expense of $0.7 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2018 was approximately $124.5 million, an increase of $6.6 million from the three months ended September 30, 2017. The increase was primarily driven by depreciation expense recognized for capital asset spend subsequent to September 30, 2017 and through September 30, 2018. The capital asset spend was related to our capital development and redevelopment activities made in the normal course of business as well as property acquisitions through September 30, 2018.

Other Operating Expenses

Property management expenses for the three months ended September 30, 2018 were approximately $11.3 million, an increase of $1.0 million from the three months ended September 30, 2017. The increase was primarily due to increases in personnel costs. General and administrative expenses for the three months ended September 30, 2018 were approximately $6.4 million, a decrease of $2.0 million from the three months ended September 30, 2017, primarily due to decreases in legal expense and franchise tax expense. Merger and integration expenses for the three months ended September 30, 2018 were approximately $1.9 million, a decrease of $2.3 million from the three months ended September 30, 2017, primarily due to declining year-over-year integration activities related to the merger with Post Properties.

Non-Operating Expenses and Other

Interest expense for the three months ended September 30, 2018 was approximately $44.7 million, an increase of $4.7 million from the three months ended September 30, 2017. The increase was primarily driven by an increase of approximately 20 basis points in our effective interest rate during the three months ended September 30, 2018 compared to the same period in the prior year and a decrease in interest capitalized from our development pipeline during the three months ended September

30, 2018 compared to the same period in the prior year.

There were no apartment community dispositions during the three months ended September 30, 2018. For the three months ended September 30, 2017, we disposed of three apartment communities resulting in gains on sale of depreciable real estate assets of $58.8 million.

Gain on sale of non-depreciable assets for the three months ended September 30, 2018 was $1.0 million, an increase of $1.0 million from the three months ended September 30, 2017. Although quarterly land disposition volume decreased year-over-year, the gain on sale of non-depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the three months ended September 30, 2018 was $0.4 million, a decrease of approximately $5.3 million compared to other non-operating income for the three months ended September 30, 2017. The decrease was primarily due to the recognition of $0.4 million of expense from the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock during the three months ended September 30, 2018, as compared to the recognition of $4.1 million of income from the net mark-to-market adjustment of the bifurcated embedded derivative during the three months ended September 30, 2017.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

Property Revenues

The following table reflects our property revenues by segment for the nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Nine months ended September 30,
	2018	2017	Increase	Percentage Increase
Same Store	$1,078,401	$1,059,762	$18,639	1.8%
Non-Same Store and Other	94,797	86,487	8,310	9.6%
Total	$1,173,198	$1,146,249	$26,949	2.4%

The increase in property revenues from our Same Store segment compared to the same period in 2017 was the primary driver in total property revenue growth. The Same Store segment generated a 1.8% increase in revenues for the nine months ended September 30, 2018 as compared to the same period in the prior year, primarily due to average effective rent per unit growth of 1.8% as compared to the same period last year and an increase in average daily physical occupancy to 96.1%, which was 10 basis points higher than the same period last year.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Nine months ended September 30,
	2018	2017	Increase	Percentage Increase
Same Store	$404,561	$397,953	$6,608	1.7%
Non-Same Store and Other	43,313	38,468	4,845	12.6%
Total	$447,874	$436,421	$11,453	2.6%

The increase in property operating expenses for our Same Store segment was primarily driven by increases in real estate tax expense of $5.1 million and personnel expenses of $3.3 million, partially offset by a decrease in building repairs and maintenance expense of $1.9 million. The increase in property operating expenses from our Non-Same Store and Other segment was primarily the result of increases in real estate tax expense of $3.2 million driven by recently completed communities previously in our development pipeline and other operating expense of $1.5 million.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2018 was approximately $368.2 million, a decrease of $6.1 million from the nine months ended September 30, 2017. The decrease was primarily due to a $25.7 million decrease in amortization expense, which was driven by certain intangible assets acquired as a result of the merger with

Post Properties becoming fully amortized in the second quarter of 2017. As a result, we recognized no amortization expense for those assets in the nine months ended September 30, 2018. The decrease in amortization expense was partially offset by a $19.6 million increase to depreciation expense for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in depreciation expense was primarily driven by the depreciation expense recognized for capital asset spend subsequent to September 30, 2017 and through September 30, 2018. The capital asset spend was related to our capital development and redevelopment activities made in the normal course of business as well as property acquisitions through September 30, 2018.

Other Operating Expenses

Property management expenses for the nine months ended September 30, 2018 were approximately $35.6 million, an increase of $3.6 million from the nine months ended September 30, 2017. The increase was primarily due to increases in personnel costs. General and administrative expenses for the nine months ended September 30, 2018 were approximately $25.7 million, a decrease of $5.0 million from the nine months ended September 30, 2017, primarily due to decreases in legal expense and franchise tax expense. Merger and integration expenses for the nine months ended September 30, 2018 were approximately $8.5 million, a decrease of $6.0 million, from the nine months ended September 30, 2017, primarily due to declining year-over-year integration activities related to the merger with Post Properties.

Non-Operating Expenses and Other

Interest expense for the nine months ended September 30, 2018 was approximately $129.1 million, an increase of $14.1 million from the nine months ended September 30, 2017. The increase was primarily due to an increase of approximately 15 basis points in our effective interest rate during the nine months ended September 30, 2018 compared to the same period in the prior year and a decrease in interest capitalized from our development pipeline during the nine months ended September 30, 2018 compared to the same period in the prior year.

There were no apartment community dispositions during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, we disposed of three apartment communities, resulting in gains on sale of depreciable real estate assets of $59.1 million.

Gain on sale of non-depreciable assets for the nine months ended September 30, 2018 was $3.9 million, an increase of approximately $3.8 million from the nine months ended September 30, 2017. Although year-to-date land disposition volume remained consistent year-over-year, the gain on sale of non-depreciable assets increased primarily due to the nature of the real estate assets sold. There was no significant gain or loss recognized from the four land dispositions during the nine months ended September 30, 2017.

Other non-operating income for the nine months ended September 30, 2018 was $6.1 million, a decrease of approximately $5.0 million compared to other non-operating income for the nine months ended September 30, 2017. The decrease was primarily due to the recognition of $0.3 million of expense from the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock during the nine months ended September 30, 2018 as compared to the recognition of $5.8 million of income from the net mark-to-market adjustment of the bifurcated embedded derivative during the nine months ended September 30, 2017.

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

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Trust's, or NAREIT's, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the three and nine months ended September 30, 2018 and 2017, as we believe net income available for MAA common shareholders is the closest corresponding GAAP measure (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income available for MAA common shareholders	$51,869	$113,787	$158,851	$202,163
Depreciation and amortization of real estate assets	123,230	116,882	364,541	371,194
Loss (gain) on sale of depreciable real estate assets	23	(58,844)	21	(59,045)
Depreciation and amortization of real estate assets of real estate joint venture	154	148	443	449
Net income attributable to noncontrolling interests	1,913	4,249	5,888	7,600
Funds from operations attributable to the Company	$177,189	$176,222	$529,744	$522,361

FFO for the three months ended September 30, 2018 increased by approximately $1.0 million from the three months ended September 30, 2017 primarily as a result of the increase in property revenues of $12.6 million, partially offset by the increase in property operating expenses, excluding depreciation and amortization, of $5.6 million and the decrease in other non-operating income of $5.3 million.

FFO for the nine months ended September 30, 2018 increased by approximately $7.4 million from the nine months ended September 30, 2017 primarily as a result of the increase in property revenues of $26.9 million and the decrease in merger and integration expenses of $6.0 million, partially offset by the increases in interest expense of $14.1 million and property operating expenses, excluding depreciation and amortization, of $11.5 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash flow provided by operating activities increased to $601.1 million for the nine months ended September 30, 2018 compared to $557.5 million for the nine months ended September 30, 2017. The increase in operating cash flows was driven by our operating performance as well as the timing of cash payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $287.8 million compared to net cash used in investing activities during the nine months ended September 30, 2017 of $243.1 million. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		(Decrease) Increase in Net Cash
	during the nine months ended September 30,
	2018	2017
Purchases of real estate and other assets	$(112,656)	$(63,774)	$(48,882)
Capital improvements, development and other	(192,520)	(268,423)	75,903
Proceeds from disposition of real estate assets	18,918	89,857	(70,939)

The increase in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in cash outflows for capital improvements, development and other compared to the prior year primarily resulted from the decrease in activity in our development pipeline during the nine months ended September 30, 2018. The decrease in cash inflows related to proceeds from disposition of real estate assets was primarily due to the sale of four land parcels during the nine months ended September 30, 2018, versus the sale of three apartment communities and four land parcels during the same period in 2017.

Financing Activities

Net cash used in financing activities increased to $322.8 million for the nine months ended September 30, 2018 compared to $308.1 million for the nine months ended September 30, 2017. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		Increase (Decrease) in Net Cash
	during the nine months ended September 30,
	2018	2017
Net change in credit lines	$(40,000)	$(240,000)	$200,000
Proceeds from notes payable	397,612	597,480	(199,868)
Dividends paid on common shares	(314,834)	(296,441)	(18,393)

The decrease in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $40.0 million on our unsecured revolving credit facility during the nine months ended September 30, 2018, compared to the decrease in net borrowings of $240.0 million on the unsecured revolving credit facility during the nine months ended September 30, 2017. The decrease in cash inflows from proceeds from notes payable primarily resulted from the May 2018 issuance of $400.0 million in aggregate principal amount of senior unsecured notes during the nine months ended September 30, 2018, compared to the May 2017 issuance of $600.0 million in aggregate principal amount of senior unsecured notes during the nine months ended September 30, 2017. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $2.7675 per share during the nine months ended September 30, 2018, compared to the dividend rate of $2.6100 per share during the nine months ended September 30, 2017.

Equity

As of September 30, 2018, MAA owned 113,838,139 OP Units, comprising a 96.5% limited partnership interest in MAALP, while the remaining 4,114,276 outstanding OP Units were held by limited partners of MAALP other than the general partner of MAALP and its subsidiaries. Holders of OP Units (other than MAA and its subsidiaries) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act the 4,114,276 shares of its common stock that, as of September 30, 2018, were issuable upon redemption of OP Units, so that those shares can be sold freely in the public markets. For more information regarding our equity capital resources, see Note 8 and Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule reflects our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2018 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$2,942,000	6.2	3.8%
Variable rate	670,000	0.1	3.1%
Fair market value adjustments, debt issuance costs and discounts	(29,376)
Total unsecured rate maturity	$3,582,624	5.1	3.7%
Secured debt
Conventional - fixed rate or swapped	$836,513	1.1	4.0%
Conventional - variable rate - capped (1)	25,000	0.1	2.7%
Total fixed or hedged rate maturity	$861,513	1.1	4.0%
Conventional - variable rate	55,000	0.1	2.7%
Fair market value adjustments and debt issuance costs	4,886
Total secured rate maturity	$921,399	1.0	3.9%
Total debt	$4,504,023	4.2	3.7%
Total fixed or hedged debt	$3,779,533	5.0	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rate of 4.5% of the London Interbank Offered Rate, or LIBOR, is reached.

As of September 30, 2018, we had entered into interest rate swaps totaling a notional amount of $300.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into an interest rate cap agreement totaling a notional amount of $25.0 million as of September 30, 2018.

The following schedule presents the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of September 30, 2018 (dollars in thousands):

	Unsecured Credit Facility	Public Bonds	Other Unsecured	Secured	Total
2018	$—	$—	$—	$80,000	$80,000
2019	—	—	19,980	548,356	568,336
2020	370,000	—	149,856	160,107	679,963
2021	—	—	222,243	123,316	345,559
2022	—	248,427	416,006	—	664,433
Thereafter	—	2,123,959	32,153	9,620	2,165,732
Total	$370,000	$2,372,386	$840,238	$921,399	$4,504,023

The following schedule reflects the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of September 30, 2018 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Cap	Total Fixed or Hedged
2018	$—	$—	$—	—%	$25,000	$25,000
2019	568,336	—	568,336	5.9%	—	568,336
2020	160,108	299,302	459,410	3.2%	—	459,410
2021	195,924	—	195,924	5.2%	—	195,924
2022	365,131	—	365,131	3.6%	—	365,131
Thereafter	2,165,732	—	2,165,732	3.9%	—	2,165,732
Total	$3,455,231	$299,302	$3,754,533	4.2%	$25,000	$3,779,533

Unsecured Revolving Credit Facility

On October 15, 2015, the Operating Partnership entered into an unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank National Association, or KeyBank, and fourteen other banks, or the KeyBank Facility. The KeyBank Facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. On December 1, 2016, the Operating Partnership amended the KeyBank Facility by increasing the borrowing capacity from $750.0 million to $1.0 billion. As of September 30, 2018, we had $370.0 million borrowed under the KeyBank Facility, bearing interest at a rate of LIBOR plus 0.90%. The KeyBank Facility serves as our primary source of short-term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. The Key Bank Facility matures on April 15, 2020, with an option to extend for an additional six months.

Senior Unsecured Notes

We have also issued both public and private unsecured notes. As of September 30, 2018, we had approximately $2.4 billion (face value) of publicly issued unsecured notes and $242.0 million of unsecured notes issued in two private placements. In October 2013, we publicly issued $350.0 million of senior unsecured notes due October 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400.0 million of senior unsecured notes due June 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we publicly issued $400.0 million of senior unsecured notes due November 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. As a result of the merger with Post Properties in December 2016, we assumed a series of publicly traded senior notes that has a face value of $250.0 million, is due December 2022, and has a coupon of 3.38% paid semiannually on June 1 and December 1. In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. In May 2018, we publicly issued $400.0 million of senior unsecured notes due June 2028 with a coupon of 4.20%, paid semi-annually on June 15 and December 15. The proceeds from the senior unsecured notes issued in May 2018 were used to pay down outstanding amounts under the Key Bank Facility. As of September 30, 2018, all of these amounts remained outstanding.

In July 2011, we issued $135.0 million of senior unsecured notes. The notes were offered and sold in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018; $72.8 million at 5.4% maturing on

July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023. The $50.0 million tranche was paid off on its maturity date. In August 2012, we issued $175.0 million of senior unsecured notes. The notes were offered and sold in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024. The $18.0 million tranche was paid off on its maturity date. The remaining tranches were outstanding as of September 30, 2018.

Unsecured Term Loans

In addition to the KeyBank Facility, we maintain three unsecured term loans. We had total borrowings of $600.0 million outstanding under these term loan agreements at September 30, 2018, comprised of:

A $150.0 million term loan with U.S. Bank National Association, or U.S. Bank, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2020. As of September 30, 2018, this loan was bearing interest at a rate of LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on February 26, 2021. As of September 30, 2018, this loan was bearing interest at a rate of LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo, N.A., or Wells Fargo, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2022. As of September 30, 2018, this loan was bearing interest at a rate of LIBOR plus 0.95%.

We retired a $250.0 million unsecured term loan with Wells Fargo on its maturity date in August 2018.

Secured Property Mortgages

We also maintain secured property mortgages with the Federal National Mortgage Association, or Fannie Mae, the Federal Home Loan Mortgage Corporation and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of September 30, 2018, we had $836.5 million of secured property mortgages.

Secured Credit Facility

Approximately 1.8% of our outstanding obligations at September 30, 2018 were borrowed through a credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $80.0 million, of which $80.0 million was collateralized, available to borrow, and borrowed at September 30, 2018. The Fannie Mae Facility matures on December 3, 2018.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table reflects our total contractual cash obligations as of September 30, 2018, which consist of principal and interest on our long-term debt, development fees and operating leases (dollars in thousands):

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations (1)	$82,687	$570,127	$678,284	$342,903	$668,401	$2,186,111	$4,528,513
Fixed rate or swapped interest (2)	63,597	130,139	114,821	106,254	99,571	288,590	802,972
Variable rate interest (3)	7,119	27,479	15,611	7,671	1,140	—	59,020
Purchase obligations (4)	24	—	—	—	—	—	24
Operating lease obligations (5)	693	2,803	2,788	2,784	2,749	70,641	82,458
Total	$154,120	$730,548	$811,504	$459,612	$771,861	$2,545,342	$5,472,987
(1) Represents principal payments gross of discounts, debt issuance costs and fair market value of debt assumed.
(2) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
(3) Interest payments on variable rate debt instruments not subject to interest rate swaps are based on each debt instrument's respective interest rate at September 30, 2018, which is assumed to be in effect through the maturity date of the respective debt instrument.
(4) Represents development fees.
(5) Primarily comprised of a ground lease underlying one apartment community we own and the lease for the MAA corporate headquarters.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a limited partnership in which we hold an equity interest. The capital contributions may be called by the general partner at any time until September 2022 after giving appropriate notice. At September 30, 2018, we had committed to make additional capital contributions totaling up to $12.0 million if and when called by the general partner of the limited partnership and prior to September 2022. Effective October 8, 2018, the Company increased this remaining commitment by $3.0 million, and we are now committed to make additional capital contributions totaling up to $15.0 million if and when called by the general partner of the limited partnership prior to September 2022.

Off-Balance Sheet Arrangements

As of September 30, 2018 and 2017, we had a 35.0% ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C. We also had a 21.0% ownership interest in a limited partnership as of September 30, 2018. Our interests in these investments are unconsolidated and are recorded using the equity method for the investments as we do not have a controlling interest.

As of September 30, 2018 and 2017, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 13 to the Consolidated Financial Statements included in the Current Report on Form 8-K, filed with the SEC on September 26, 2018, that retrospectively revised certain financial information and related disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability we believe are customary within the multifamily apartment industry, to insure against liability claims and related defense costs. We also maintain insurance against the risk of direct physical damage to reimburse us on a replacement cost basis for costs incurred to repair or rebuild any property, including loss of rental income during the reconstruction period. We renegotiated our insurance programs effective July 1, 2018. We believe that the current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Policies and Estimates

Please refer to our Current Report on Form 8-K, filed with the SEC on September 26, 2018, that retrospectively revised certain financial information and related disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2017, for discussions of our critical accounting policies. During the nine months ended September 30, 2018, there were no material changes to these policies. For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At September 30, 2018, 27.6% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At September 30, 2018, approximately 84% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15, as of September 30, 2018. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, MAA implemented several modules of a new accounting system, including a general ledger, accounts payable, fixed assets and revenue management module. The change in MAA's internal control over financial reporting resulting from the implementation has been evaluated by MAA's management, with the participation of the Chief Executive Officer and Chief Financial Officer. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews were conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.  Management completed the implementation of the new accounting system in August 2018.

There was no other change to MAA's internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15, as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, the Operating Partnership implemented several modules of a new accounting system, including a general ledger, accounts payable, fixed assets and revenue management module. The change in the Operating Partnership's internal control over financial reporting resulting from the implementation has been evaluated by the Operating Partnership's management, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews were conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.  Management completed the implementation of the new accounting system in August 2018.

There was no other change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 15d-15 and 13a-15, that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

In September 2010, the United States Department of Justice, or the DOJ, filed suit against Post Properties (and by virtue of the merger with Post Properties, MAA) in United States District Court for the District of Columbia alleging that certain of MAA’s apartments violated accessibility requirements of the Fair Housing Act, or the FHA, and the Americans with Disabilities Act of 1990, or the ADA. The DOJ is seeking, among other things, an injunction against us, requiring us to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. In October 2018, we reached an agreement in principle with the DOJ to settle the lawsuit, although a settlement agreement has not been entered into and the lawsuit remains pending.

In December 2017, the Equal Rights Center, a non-profit civil rights organization, filed suit against MAA and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleged that we maintained and enforced a criminal records screening policy at certain of our apartment communities, all of which are communities that we acquired in the merger with Post Properties, which violates the FHA. The suit sought injunctive relief, actual and punitive damages and attorneys' fees and costs. In October 2018, the parties agreed to a settlement, and the District Court entered a Consent Order concluding the case.

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that we (but not Post Properties) charged late fees at our Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent. In September 2018, the District Court certified a class proposed by the plaintiffs.  Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court’s order granting class certification. We also intend to appeal the District Court’s order granting plaintiffs’ motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties (and, following the Post Properties merger, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. In September 2018, the District Court certified a class proposed by the plaintiff.  Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court's order granting class certification. We also intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2018 - July 31, 2018	—	$—	—	4,000,000
August 1, 2018 - August 31, 2018	—	$—	—	4,000,000
September 1, 2018 - September 30, 2018	—	$—	—	4,000,000
Total	—		—	4,000,000

(1)	This column reflects the number of shares of MAA's common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA's Board of Directors in December 2015.

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

10.1
Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (filed as Exhibit 1.4 to the Registrant's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference)

10.2
Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and BMO Capital Markets Corp. (filed as Exhibit 1.5 to the Registrant's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference)

10.3
Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and KeyBanc Capital Markets Inc. (filed as Exhibit 1.6 to the Registrant's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference)

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.'s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the SEC on November 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 (Unaudited) and 2017 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 (Unaudited) and 2017 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (Unaudited) and 2017 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	November 1, 2018	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	November 1, 2018	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)