Form 10-K
period 2018-12-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2019-02-21
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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
6815 Poplar Avenue, Suite 500, Germantown, Tennessee, 38138
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
The aggregate market value of the 80,246,503 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $8.1 billion based on the closing price of $100.67 as reported on the New York Stock Exchange on June 29, 2018. This calculation excludes shares of common stock held by the registrant's officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant's outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 18, 2019 there were 113,888,340 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.
Documents Incorporated by Reference
Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 21, 2019 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2018.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2018 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 96.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to "MAA" refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this report to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA, "preferred stock" refers to the preferred stock of MAA, and "shareholders" refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "common unitholders".

As of December 31, 2018, MAA owned 113,844,267 OP Units (96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I

Risks Associated with Forward Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning forecasted operating performance and results, property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities, and interest rate and other economic expectations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements:

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

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	failure of development communities to be completed, if at all, within budget and on a timely basis or to lease-up as anticipated;

•	unexpected capital needs;

•	changes in operating costs, including real estate taxes, utilities and insurance costs;

•	losses from catastrophes in excess of our insurance coverage;

•	ability to obtain financing at favorable rates, if at all, and refinance existing debt as it matures;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	loss of hedge accounting treatment for interest rate swaps;

•	the continuation of the good credit of our interest rate swap providers;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on financing;

•	the effect of any rating agency actions on the cost and availability of new debt financing;

•	significant decline in market value of real estate serving as collateral for mortgage obligations;

•	significant change in the mortgage financing market that would cause single-family housing, either as an owned or rental product, to become a more significant competitive product;

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

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Annual Report on Form 10-K to reflect events, circumstances or changes in expectations after the date on which this Annual Report on Form 10-K is filed.

Item 1. Business.

Overview

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2018, we maintained full or partial ownership of apartment communities and commercial properties across 17 states and the District of Columbia, summarized as follows:

Multifamily	Communities	Units
Consolidated	303	100,595
Unconsolidated	1	269
Total	304	100,864

Commercial	Properties	Sq. Ft. (1)
Consolidated	4	260,000
(1) Excludes commercial space located at our multifamily apartment communities, which totals approximately 615,000 square feet of gross leasable space.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 113,844,267 OP Units, comprising a 96.5% partnership interest in the Operating Partnership as of December 31, 2018. MAA and MAALP were formed in Tennessee in 1993. As of December 31, 2018, we had 2,508 full-time employees and 44 part-time employees.

Business Objectives

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividends and distributions through all parts of the real estate investment cycle, and to create shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;

•	manage real estate investment cycles by taking an opportunistic approach to buying, selling, developing and renovating apartment communities;

•	diversify investment capital across markets in which we operate to achieve a balanced portfolio and minimize volatile operating performance; and

•	actively manage our capital structure to enhance predictability of earnings to fund our dividends and distributions.

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

Acquisitions

One of our growth strategies is to acquire apartment communities that are located in various markets throughout the Southeast, Southwest and Mid-Atlantic regions of the United States. Acquisitions, along with dispositions, help us achieve and maintain our desired product mix, geographic diversification and asset allocation. Portfolio growth allows for maximizing the efficiency of the existing management and overhead structure. We have extensive experience in the acquisition of apartment communities. We will continue to evaluate opportunities that arise, and we will utilize this strategy to increase our number of apartment communities in strong and growing markets.

We acquired the following properties during the year ended December 31, 2018:

Multifamily Acquisition	Market	Units	Closing Date
Sync 36	Denver, CO	374	April 26, 2018

Commercial Acquisition	Market	Sq Ft	Closing Date
Hue Retail(1)	Raleigh, NC	7,500	August 1, 2018

Land Acquisition	Market	Acres	Closing Date
Westminster	Denver, CO	10	October 1, 2018
Long Point Road	Houston, TX	9	November 1, 2018
(1)     We acquired the ground floor retail portion of one of our existing multifamily apartment communities.

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional capital. In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual properties, considering the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2018, we disposed of five land parcels totaling approximately 76 acres.

Development

As another part of our growth strategy, we invest in a limited number of development projects. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Typically, fixed price construction contracts are signed with unrelated parties to minimize construction risk. We typically manage the leasing portion of the project as units become available for lease. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. While we seek opportunistic new development investments offering attractive long-term investment returns, we intend to maintain a total development commitment that we consider modest in relation to our total balance sheet and investment portfolio. During the year ended December 31, 2018, we incurred $57.1 million in development costs and completed 3 development projects.

The following multifamily projects were under development as of December 31, 2018 (dollars in thousands):

Project:	Market	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
Post Parkside at Wade III	Raleigh, NC	150	—	$7,235	$25,000	$167	4th Quarter 2019
Post Sierra at Frisco Bridges II	Dallas, TX	348	—	12,013	69,000	198	3rd Quarter 2020
Sync 36 II	Denver, CO	79	—	11,685	24,500	310	4th Quarter 2019
		577	—	$30,933	$118,500

Redevelopment

We focus on both interior unit upgrades and exterior amenities above and beyond routine capital upkeep on existing apartment communities across our portfolio that we believe have the ability to support additional rent growth. During the year ended December 31, 2018, we renovated 8,155 units at an average cost of $6,138 per unit, achieving average rental rate increases of 10.5% above the normal market rate for similar but non-renovated units.

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

As of December 31, 2018, 28.6% of our total market capitalization consisted of debt borrowings, including 25.6% under unsecured credit facilities and unsecured senior notes and 3.0% under secured borrowings. We currently intend to target our total debt, net of cash held, to a range of approximately 32% to 38% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our total debt to 60% or less of our adjusted total assets (as defined in the covenants for the bonds issued by MAALP). As of December 31, 2018, our total debt was approximately 32.6% of our adjusted total assets. We continuously review opportunities for lowering our cost of capital. We plan to continue using unsecured debt in order to take advantage of the lower cost of capital and flexibility provided by these markets. We will evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We focus on improving the net present value of our investments by generating cash flows from our portfolio of assets above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value over the life of the investments.

Competition

All of our apartment communities are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The owners of competing apartment communities may have greater resources than us, and the managers of these apartment communities may have more experience than our management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities. Competition for new residents is generally intense across all of our markets. Some competing apartment communities offer features that our apartment communities do not have. Competing apartment communities can use concessions or lower rents to obtain temporary competitive advantages. Also, some competing apartment communities are larger or newer than our apartment communities. The competitive position of each apartment community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs, some of which may have greater resources or lower capital costs than we do.

We believe, however, that we are generally well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing technological needs of our residents;

•	access to a wide variety of debt and equity capital sources;

•	geographic diversification with a presence in 38 defined Metropolitan Statistical Areas across the Southeast, Southwest and Mid-Atlantic regions of the United States; and

•	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we plan to continue to optimize lease expiration management, improve expense control, increase resident retention efforts and align employee incentive plans with our performance. We also plan to continue to make capital improvements to both our apartment communities and individual units on a regular basis in order to maintain a competitive position in each individual market. We believe this plan of operation, coupled with the portfolio’s strengths in targeting residents across a geographically diverse platform, should position us for continued operational upside.

Environmental Matters

As a part of our standard apartment community acquisition and development processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks. See "Risk Factors - Risks Relating to Our Real Estate Investments and Our Operations - Environmental problems are possible and can be costly."

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

Merger with Post Properties

We completed our merger with Post Properties, Inc., or Post Properties, on December 1, 2016. Accordingly, the consolidated net assets and results of operations of Post Properties are included in our consolidated financial statements from and after the merger closing date.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. In 2018, MAA paid total distributions of $3.69 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement and was in excess of REIT taxable income.

Recent Developments

In February 2019, we closed on the disposition of a 0.4 acre land parcel located in the Atlanta, Georgia market, resulting in a net gain of $9.0 million on the sale of non-depreciable real estate assets recognized in the first quarter of 2019. The gain on sale of non-depreciable real estate assets was not reflected in our initial earnings guidance for the first quarter of 2019 or the full year of 2019. We will review our 2019 earnings guidance in our earnings release and conference call discussing results for the quarter ending March 31, 2019.

In February 2019, we entered into a $191.3 million fixed rate secured property mortgage with a fixed rate of 4.43%, maturing in February 2049.

Website Access to Our Reports

MAA and the Operating Partnership file combined periodic reports with the SEC. Our Annual Reports on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available on our website at https://www.maac.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K. All of the aforementioned materials may also be obtained free of charge by contacting our Investor Relations Department, 6815 Poplar Avenue, Suite 500, Germantown, TN 38138.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable market and economic conditions could adversely affect occupancy levels, rental revenues and the value of our properties.

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our apartment communities at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to make payments on our debt and to make distributions, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our apartment communities include the following, among others:

•	downturns in global, national, regional and local economic conditions, particularly increases in unemployment;

•	declines in mortgage interest rates and home pricing, making alternative housing more affordable;

•	government or builder incentives with respect to home ownership, making alternative housing options more attractive;

•	local real estate market conditions, including oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	declines in the financial condition of our residents, which may make it more difficult for us to collect rents from some residents;

•	declines in market rental rates;

•	declines in household formation; and

•	increases in operating costs, if these costs cannot be passed through to our residents.

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

•	conversion of condominiums and single family houses to rental use or the increase in the number of condominiums and single family homes available for sale;

•	weakness in the overall economy, which lowers job growth and the associated demand for apartment housing;

•	increases in operating costs (including real estate taxes, utilities and insurance premiums) due to inflation and other factors, which may not be offset by increased rental rates;

•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;

•	failure of development communities to be completed, if at all, within budget and on a timely basis or to lease-up as anticipated;

•	changes in governmental regulations and the related costs of compliance;

•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

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

As of December 31, 2018, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the United States; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2018, approximately 39.4% of our portfolio is located in our top five markets: Atlanta, Georgia; Dallas, Texas; Austin, Texas; Charlotte, North Carolina; and Orlando, Florida. In addition, our overall operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular, our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

Failure to succeed in new markets may have adverse consequences on our performance.

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

Acts of violence could decrease the value of our assets and could have an adverse effect on our business and results of operations.

Our apartment communities could directly or indirectly be the location or target of actual or threatened terrorist attacks, crimes, shootings or other acts of violence, the occurrence of which could impact the value of our communities through damage, destruction, loss or increased security costs, as well as result in operational losses due to reduced rental demand, and the availability of insurance may be limited or may be subject to substantial costs. If such an incident were to occur at one of our apartment communities, we may also become subject to significant liability claims. In addition, the adverse effects that actual or threatened terrorist attacks could have on national economic conditions, as well as economic conditions in the markets in which we operate, could similarly have a material adverse effect on our business and results of operations.

We rely on information technology systems in our operations, and any breach or security failure of those systems could materially adversely affect our business, financial condition, results of operations and reputation.

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

Acquisitions of apartment communities involve various risks and may fail to meet expectations.

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

•
when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing revenues and profitability, and these additional investments may not produce the anticipated improvements in revenues or profitability;

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

From time to time, we may acquire and/or develop properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. In that case, we could become engaged in a dispute with one or more of our partners which might affect our ability to operate a jointly-owned property. Moreover, our partners could have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our partners could have competing interests in our markets that could create conflicts of interest. Also, our partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. In general, we and our partners could each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of our partners' interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's length marketing process. Other potential risks of a jointly-owned property include (i) a deadlock if we and our partners are unable to agree upon certain major and other decisions, (ii) a limitation of our ability to liquidate our position in the partnership or joint venture without the consent of the other partners and (iii) a requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.

Environmental problems are possible and can be costly.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to properly remediate, hazardous, toxic substances or petroleum product releases may adversely affect the owner's or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real property for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real property, we may be considered an owner or operator of such apartment communities or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

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

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to apartment communities previously sold by our predecessors or by us. There have been a number of lawsuits against owners and operators of multifamily apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold-related claims from standard policies and pricing mold endorsements separately. We have obtained a separate pollution insurance policy that covers mold-related claims and have adopted programs designed to minimize the existence of mold in any of our apartment communities as well as guidelines for promptly addressing and resolving reports of mold. To the extent not covered by our pollution policy, the presence of mold could expose us to liability from residents and others if property damage or health concerns, or allegations thereof, arise.

Extreme weather or natural disasters may cause property damage or disrupt business, which could harm our business and results of operations.

We have apartment communities located in areas that may be subject to extreme weather and natural disasters, including, but not limited to, earthquakes, winds, floods, hurricanes and fires. Such conditions may damage our properties, disrupt our operations and adversely impact our tenants. There can be no assurances that such conditions will not have a material adverse effect on our properties, operations or business.

Losses from catastrophes may exceed our insurance coverage, which may negatively impact our results of operations and reduce the value of our properties.

We carry comprehensive liability and property insurance on our apartment communities and intend to obtain similar coverage for apartment communities we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Any losses we experience that are not fully covered by our insurance may negatively impact our results of operations and may reduce the value of our properties.

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

As of December 31, 2018, we had three development communities under construction totaling 577 units. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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

Short-term leases expose us to the effects of declining market rents and we may be unable to renew leases or relet units as leases expire.

Our apartment leases are generally for a term of one year or less. As these leases typically permit the residents to leave at the end of the lease term without penalty, our revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our financial condition and results of operations may be adversely affected.

Legal proceedings that we become involved in from time to time could affect our business.

As an owner, operator and developer of multifamily apartment communities, we may become involved in various legal proceedings, including, but not limited to, proceedings related to commercial, development, employment, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit. For example, as described in more detail in "Legal Proceedings" and Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are currently a defendant in two class action lawsuits relating to tenant late fee policies at our Texas apartment communities.

Legal proceedings, if decided adversely to or settled by us, and not covered by insurance, could result in liability material to our financial condition, results of operations or cash flows. Likewise, regardless of outcome, legal proceedings could result in substantial costs and expenses, affect the availability or cost of some of our insurance coverage and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, any pending or future legal proceedings to which we become subject.

Risks Related to Our Indebtedness and Financing Activities

Our substantial indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2018, the amount of our total debt was approximately $4.5 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

If any one of these events was to occur, our financial condition and results of operations could be materially and adversely affected.

We may be unable to renew, repay or refinance our outstanding debt, which could negatively impact our financial condition and results of operations.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that either secured or unsecured indebtedness will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, if at all, we might be forced to dispose of one or more of our apartment communities on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make payments on our debt and to make distributions. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

Rising interest rates could adversely affect our results of operations and cash flows.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Interest rates could increase, which could result in higher interest expense on our variable-rate debt or increase interest rates when refinancing maturing fixed-rate debt, which could have a material adverse effect on us and our ability to make payments on our debt and to make distributions or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of shares of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock. During 2018, the Federal Reserve raised the federal funds rate by 0.25 points each quarter, resulting in a range of 2.25 percent to 2.5 percent after the Federal Reserve's December 2018 meeting. These increases in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We may incur additional debt in the future, which may adversely impact our financial condition.

We currently fund the acquisition and development of apartment communities partially through borrowings (including our revolving credit facility) as well as from other sources such as sales of apartment communities which no longer meet our investment criteria. In addition, we may fund other of our capital requirements through debt. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur, and we may incur more debt in the future. Accordingly, subject to limitations on indebtedness set forth in various loan agreements and the indentures governing our senior notes, we could become more highly leveraged, resulting in an increase in debt service and an increased risk of default on our obligations, which could have a material adverse effect on our financial condition, our ability to access debt and equity capital markets in the future and our ability to make payments on our debt and to make distributions.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

As of December 31, 2018, we had outstanding borrowings of approximately $4.5 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. Our ability to comply with these financial covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

Failure to hedge effectively against interest rates may adversely affect results of operations.

From time to time, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us and our ability to make payments on our debt and to make distributions.

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

MAA's charter limits ownership of its capital stock by any single shareholder to 9.9% of the value of all outstanding shares of its capital stock, both common and preferred, unless approved by its Board of Directors. The charter also prohibits anyone from buying shares if the purchase would result in it losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of its shares or in five or fewer persons, applying certain broad attribution rules of the Code, owning 50% or more of its shares. If an investor acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, MAA:

•	will consider the transfer to be null and void;

•	will not reflect the transaction on its books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions with respect to those shares;

•	will not recognize any voting rights for those shares;

•	will consider the shares held in trust for its benefit; and

•	will either direct the holder to sell the shares and turn over any profit to MAA, or MAA will redeem the shares. If MAA redeems the shares, the holder will be paid a price equal to the lesser of:

◦	the principal price paid for the shares by the holder,

◦	a price per share equal to the market price (as determined in the manner set forth in its charter) of the applicable capital stock,

◦	the market price (as so determined) on the date such holder would, but for the restrictions on transfers set forth in its charter, be deemed to have acquired ownership of the shares, and

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

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2018, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

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

The market price of shares of common stock of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's common stock may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down. In addition, although MAA's common stock is listed on the NYSE, the daily trading volume of MAA's common stock may be lower than the trading volume for companies in other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of MAA's common stock.

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

Risks Related to the Operating Partnership's Organization and Ownership of OP Units

The Operating Partnership's existing unitholders have limited approval rights, which may prevent the Operating Partnership's sole general partner, MAA, from completing a change of control transaction that may be in the best interests of all unitholders of the Operating Partnership and all shareholders of MAA.

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

In certain circumstances, as detailed in the partnership agreement of the Operating Partnership, the Operating Partnership may not sell or otherwise transfer certain properties unless a specified percentage of the limited partners who were partners in the limited partnership holding such properties at the time of its acquisition by us approves such sale or transfer. The exercise of these approval rights by the Operating Partnership's unitholders could delay or prevent the Operating Partnership from completing a transaction that may be in the best interest of all unitholders of the Operating Partnership and all shareholders of MAA.

MAA, its officers and directors have substantial influence over the Operating Partnership's affairs.

MAA, as the Operating Partnership's sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership's affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the unitholders of the Operating Partnership. Also, MAA owns approximately 96.5% of the OP Units and as such, will have substantial influence on the outcome of substantially all matters submitted to the Operating Partnership's unitholders for approval.

Market interest rates and low trading volume may have an adverse effect on the market value of MAA's common stock, which would affect the redemption price of the OP Units.

The market price of shares of common stock of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's common stock may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down, which would reduce the price received upon redemption of any OP Units, or if MAA so elects, the value of MAA's common stock received in lieu of cash upon redemption of such OP Units. In addition, although MAA's common stock is listed on the NYSE, the daily trading volume of MAA's common stock may be lower than the trading volume for companies in other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of MAA's common stock.

Insufficient cash flow from operations or a decline in the market price of MAA's common stock may reduce the amount of cash available to the Operating Partnership to meet its obligations.

The Operating Partnership is subject to the risk that its cash flow will be insufficient to make payments on its debt and to make distributions to its unitholders, which may cause MAA to not have the funds to make distributions to its shareholders. MAA’s failure to meet the market’s expectations with regard to future results of operations and cash distributions would likely adversely affect the market price of its shares and thus potentially reduce MAA’s ability to contribute funds from issuances down to the Operating Partnership, resulting in a lower level of cash available for investment, to make payments on its debt or to make distributions to its unitholders.

Risks Related to Tax Laws

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to shareholders.

If MAA fails to qualify as a REIT for federal income tax purposes, MAA will be subject to federal income tax on its taxable income at regular corporate rates without the benefit of the dividends paid deduction applicable to REITs. In addition, unless MAA is entitled to relief under applicable statutory provisions, MAA would be ineligible to make an election for treatment as a REIT for the four taxable years following the year in which it loses its qualification. The additional tax liability resulting from the failure to qualify as a REIT would significantly reduce or eliminate the amount of funds available for distribution to MAA’s shareholders. MAA’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and would adversely affect the value of MAA’s common stock.

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

If any REIT previously acquired by us failed to qualify as a REIT for U.S. federal income tax purposes, we would incur adverse tax consequences and our financial condition and results of operations would be materially adversely affected.

Prior to the merger with Post Properties, Post Properties operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes. If Post Properties, or any other REIT previously acquired by MAA (each, a "Merged REIT"), is determined to have lost its REIT status at any time prior to its merger with MAA, MAA would be subject to serious adverse tax consequences, including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Southeast, Southwest and Mid-Atlantic regions of the United States with the potential for above average growth and return on investment. Approximately 68% of our apartment units are located in the Florida, Georgia, North Carolina, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by upscale amenities, extensive landscaping and attention to aesthetic detail.

The following table summarizes our apartment community portfolio and occupancy levels by location, as of December 31, 2018:

	Number of Communities	Number of Units (1)	Average Unit Size (Square Footage)	Average Occupancy(2)
Atlanta, GA	28	10,664	1,040.4	95.9%
Dallas, TX	29	9,404	884.2	95.3%
Austin, TX	21	6,475	935.6	95.8%
Charlotte, NC	21	6,149	965.0	96.2%
Tampa, FL	14	5,220	1,015.6	96.3%
Orlando, FL	12	4,498	1,027.4	96.2%
Houston, TX	14	4,479	882.4	96.2%
Raleigh/ Durham, NC	14	4,397	1,016.5	96.3%
Fort Worth, TX	11	4,249	902.9	95.8%
Washington, DC	10	4,080	926.4	96.7%
Nashville, TN	10	3,776	1,019.6	95.6%
Jacksonville, FL	10	3,496	964.4	96.6%
Charleston, SC	10	2,726	956.9	95.8%
Phoenix, AZ	7	2,301	980.2	96.7%
Savannah, GA	9	2,219	1,021.3	96.6%
Memphis, TN	4	1,811	974.2	95.7%
Greenville, SC	8	1,748	902.0	96.4%
Richmond, VA	6	1,668	862.3	96.7%
San Antonio, TX	4	1,504	910.3	96.0%
Birmingham, AL	5	1,462	1,054.8	96.2%
Little Rock, AR	5	1,368	981.5	95.4%
Jackson, MS	4	1,241	970.1	96.2%
Huntsville, AL	3	1,228	1,089.9	97.3%
Chattanooga, TN	4	943	905.7	96.2%
Lexington, KY	4	924	914.4	96.2%
Norfolk / Hampton / Virginia Beach, VA	3	788	924.5	96.9%
Las Vegas, NV	2	721	953.5	96.3%
Tallahassee, FL	2	604	1,111.2	96.1%
Kansas City, MO / KS	2	603	965.9	95.9%
Columbia, SC	2	576	1,028.6	96.8%
South Florida, FL	1	480	1,189.4	96.2%
Gainesville, FL	2	468	1,137.7	97.3%
Louisville, KY	1	384	845.7	96.2%
Gulf Shores, AL	1	324	993.0	96.9%
Panama City, FL	1	254	1,117.5	97.6%
Charlottesville, VA	1	251	943.5	97.3%
Same Store	285	93,483	968.3	96.1%
Atlanta, GA	2	770	859.1	61.5%
Austin, TX	1	642	788.9	94.4%
Charleston, SC	1	442	939.5	81.6%
Dallas, TX	2	362	957.4	93.9%
Denver, CO	2	733	832.1	61.6%
Greenville, SC	1	336	1,029.5	94.6%
Gulf Shores, AL	1	96	2,145.8	96.7%
Houston, TX	1	388	866.4	96.2%
Kansas City, MO	1	507	1,008.1	86.3%
Nashville, TN	2	599	811.2	88.1%
Orlando, FL	1	776	986.9	94.9%
Phoenix, AZ	1	322	901.3	95.7%
Raleigh/Durham, NC	1	803	892.6	95.7%
Richmond, VA	1	336	994.2	96.7%
Non-Same Store (3)	18	7,112	918.4	86.5%
Total	303	100,595

(1)	Number of Units excludes development units not yet delivered.

(2)	Average Occupancy is calculated by dividing the average daily number of units occupied in 2018 by the average daily total number of units available in 2018 at each apartment community.

(3)	Non-Same Store total excludes 269 units in a joint venture property in Washington, D.C.

Thirty of our multifamily properties reflected in the above table also include commercial components totaling approximately 615,000 square feet of gross leasable space. We also owned four commercial properties totaling approximately 260,000 square feet of combined gross leasable space as of December 31, 2018. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our Same Store and Non-Same Store portfolios.

Mortgage Financing

As of December 31, 2018, we had $476.2 million of indebtedness collateralized, secured, and outstanding as set forth in Schedule III, Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

In September 2010, the United States Department of Justice, or the DOJ, filed suit against Post Properties (and by virtue of the merger with Post Properties, MAA) in United States District Court for the District of Columbia alleging that certain of Post Properties' apartments violated accessibility requirements of the FHA and the ADA. The DOJ sought, among other things, an injunction against us, requiring us to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. In October 2018, we reached an agreement in principle with the DOJ to settle the lawsuit. In November 2018, the settlement agreement was fully executed. In December 2018, a stipulation of dismissal of the case with prejudice was filed with the District Court, concluding the case.

In December 2017, the Equal Rights Center, a non-profit civil rights organization, filed suit against MAA and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleged that we maintained and enforced a criminal records screening policy at certain of our apartment communities, all of which we acquired in the Post Properties merger, which violated the FHA. The suit sought injunctive relief, actual and punitive damages and attorneys' fees and costs. In October 2018, the parties agreed to a settlement, and the District Court entered a Consent Order concluding the case.

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that we (but not Post Properties) charged late fees at our Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent. The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiffs.  Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court’s order granting class certification. We intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties (and, following the Post Properties merger, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiff. Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court's order granting class certification. We intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

In addition, we are subject to various other legal proceedings arising in the course of our business operations. While no assurances can be given, we do not currently believe that any of these other outstanding matters will have a material adverse effect on our financial condition, results of operations or cash flows in the event of a negative outcome.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Mid-America Apartment Communities, Inc.

Market Information

MAA's common stock has been listed and traded on the NYSE under the symbol "MAA" since its initial public offering in February 1994. On February 18, 2019, there were approximately 2,700 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock.

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP Units can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than$5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount. In 2018, 2017, and 2016, we had issuances with no discounts through our DRSPP of 9,721 shares, 9,568 shares, and 7,906 shares, respectively.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership's OP Units. From time-to-time, we issue shares of MAA's common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. As of December 31, 2018, there were 117,955,568 OP Units outstanding in the Operating Partnership, of which 113,844,267 OP Units, or 96.5%, were owned by MAA and 4,111,301 OP Units, or 3.5%, were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of MAA's common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2018, MAA issued a total of 80,283 shares of common stock upon redemption of OP Units.

At-the-Market Offering

We have entered into distribution agreements with J.P. Morgan Securities LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to sell up to an aggregate of 4.0 million shares of common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs. As of December 31, 2018, there were 4.0 million shares available to be sold under the ATMs.

Stock Repurchase Plan

On December 8, 2015, MAA's Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA's common stock outstanding at the time of such authorization. The December 2015 authorization replaced and superseded any previous authorization. From time to time, we may repurchase shares under the current authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2018, no shares have been repurchased under the current authorization.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA's common stock during the three months ended December 31, 2018:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(3)
October 1, 2018 - October 31, 2018	—	$—	—	4,000,000
November 1, 2018 - November 30, 2018	—	$—	—	4,000,000
December 1, 2018 - December 31, 2018	93	$97.20	—	4,000,000
Total	93		—	4,000,000

(1)
This column reflects the shares of common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares under the Second Amended and Restated 2013 Stock Incentive Plan.

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

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2013 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Year Ending December 31,
	2013	2014	2015	2016	2017	2018
MAA	$100.00	$128.42	$162.40	$181.23	$192.59	$190.58
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
FTSE NAREIT Equity REIT Index	100.00	130.14	134.30	145.74	153.36	146.27

Item 6. Selected Financial Data.

The following tables set forth selected financial data on a historical basis for MAA and the Operating Partnership. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Rental and other property revenues	$1,571,346	$1,528,987	$1,125,348	$1,042,779	$992,332
Income from continuing operations	231,022	340,536	224,402	350,745	150,946
Discontinued operations:
Loss from discontinued operations before gain on sale	—	—	—	—	(63)
Gain on sale of discontinued operations	—	—	—	—	5,394
Net income	231,022	340,536	224,402	350,745	156,277
Net income attributable to noncontrolling interests	8,123	12,157	12,180	18,458	8,297
Dividends to MAA Series I preferred shareholders	3,688	3,688	307	—	—
Net income available for MAA common shareholders	$219,211	$324,691	$211,915	$332,287	$147,980

Per Common Share Data:
Weighted average shares outstanding:
Basic	113,638	113,407	78,502	75,176	74,982
Effect of dilutive securities (1)	198	280	298	—	—
Diluted	113,836	113,687	78,800	75,176	74,982

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$1.93	$2.86	$2.69	$4.41	$1.90
Discontinued property operations	—	—	—	—	0.07
Net income available for common shareholders	$1.93	$2.86	$2.69	$4.41	$1.97

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$1.93	$2.86	$2.69	$4.41	$1.90
Discontinued property operations	—	—	—	—	0.07
Net income available for common shareholders	$1.93	$2.86	$2.69	$4.41	$1.97

Dividends declared per common share(2)	$3.7275	$3.5325	$3.3300	$3.1300	$2.9600

Balance Sheet Data:
Real estate owned, at cost	$13,700,988	$13,336,995	$13,016,663	$8,217,579	$8,071,187
Real estate assets, net	11,151,701	11,261,924	11,341,862	6,718,366	6,697,508
Total assets	11,323,781	11,491,919	11,604,491	6,847,781	6,821,778
Total debt	4,528,328	4,502,057	4,499,712	3,427,568	3,512,699
Noncontrolling interest	222,349	233,982	238,282	165,726	161,287
Total MAA shareholders' equity and redeemable stock	6,159,254	6,350,320	6,413,892	3,000,347	2,896,435

Other Data (at end of period):
Funds from operations	$712,690	$699,561	$463,385	$452,372	$404,087
Market capitalization (shares and units) (3)	$11,288,348	$11,849,463	$11,528,965	$7,225,894	$5,933,985
Ratio of total debt to total capitalization (4)	28.6%	27.5%	28.1%	32.2%	37.3%
Number of multifamily apartment communities, including joint venture ownership interest (5)	304	302	303	254	268
Number of multifamily units, including joint venture ownership interest (5)	100,864	99,792	99,393	79,496	82,316

(1) See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2) Beginning in 2006, at their regularly scheduled meetings, our Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year.
(3) Market capitalization includes all shares of common stock, regardless of classification on the balance sheet, as well as OP Units (value based on common stock equivalency).
(4) Total capitalization is market capitalization plus total debt.
(5) Multifamily apartment communities and unit totals have not been adjusted to exclude properties held for sale.

Mid-America Apartments, L.P.
Selected Financial Data
(In thousands, except per unit data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Rental and other property revenues	$1,571,346	$1,528,987	$1,125,348	$1,042,779	$992,332
Income from continuing operations	231,022	340,536	224,402	350,745	150,946
Discontinued operations:
Loss from discontinued operations before gain on sale	—	—	—	—	(63)
Gain on sale of discontinued operations	—	—	—	—	5,394
Net income	231,022	340,536	224,402	350,745	156,277
Dividends to preferred unitholders	3,688	3,688	307	—	—
Net income available for MAALP common unitholders	$227,334	$336,848	$224,095	$350,745	$156,277

Per Common Unit Data:
Weighted average units outstanding:
Basic	117,777	117,617	82,661	79,361	79,188
Effect of dilutive securities(1)	198	280	298	—	—
Diluted	117,975	117,897	82,959	79,361	79,188

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$1.93	$2.86	$2.70	$4.41	$1.90
Discontinued property operations	—	—	—	—	0.07
Net income available for common unitholders	$1.93	$2.86	$2.70	$4.41	$1.97

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$1.93	$2.86	$2.70	$4.41	$1.90
Discontinued property operations	—	—	—	—	0.07
Net income available for common unitholders	$1.93	$2.86	$2.70	$4.41	$1.97

Distributions declared per common unit (2)	$3.7275	$3.5325	$3.3300	$3.1300	$2.9600

Balance Sheet Data:
Real estate owned, at cost	$13,700,988	$13,336,995	$13,016,663	$8,217,579	$8,071,187
Real estate assets, net	11,151,701	11,261,924	11,341,862	6,718,366	6,697,508
Total assets	11,323,781	11,491,919	11,604,491	6,847,781	6,821,778
Total debt	4,528,328	4,502,057	4,499,712	3,427,568	3,512,699
Total Operating Partnership capital and redeemable units	6,379,278	6,581,977	6,649,849	3,166,054	3,057,703

Other Data (at end of period):
Number of multifamily apartment communities, including joint venture ownership interest (3)	304	302	303	254	268
Number of multifamily units, including joint venture ownership interest (3)	100,864	99,792	99,393	79,496	82,316

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
(3) Multifamily apartment communities and unit totals have not been adjusted to exclude properties held for sale.

As previously discussed, the consolidated assets, liabilities, and results of operations of Post Properties are included in MAA's selected financial data from the closing date of the merger, December 1, 2016, through the end of MAA's fiscal year, December 31, 2018. Likewise, the consolidated assets, liabilities, and results of operations of Post Properties’ primary operating partnership are included in the Operating Partnership's selected financial data from the closing date of the merger, December 1, 2016, through the end of the Operating Partnership's fiscal year, December 31, 2018.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.5% limited partner interest as of December 31, 2018. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2018, we owned and operated 303 apartment communities through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of December 31, 2018, we owned four commercial properties, and 30 of our apartment communities included retail components. Our multifamily and commercial properties are located across 17 states and the District of Columbia.

We report in two segments, Same Store communities and Non-Same Store and Other. Our Same Store segment represents those communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities undergoing extensive renovations, communities identified for disposition, and communities that have incurred a significant casualty loss. Also included in our Non-Same Store and Other segment are non-multifamily activities.

Effective January 1, 2018, we revised our reportable segment presentation. The revision eliminated the prior distinction between large and secondary same store markets and combined the two previously reportable segments into the Same Store reportable segment referred to above. Additional information regarding the composition of our segments is included in Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2018, net income available for MAA common shareholders was $219.2 million compared to $324.7 million for the year ended December 31, 2017. Results for the year ended December 31, 2018 included $2.6 million of expense related to the mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock issued in the merger with Post Properties and $4.5 million of gains related to the sale of real estate assets. Results for the year ended December 31, 2017 included $8.8 million of income related to the adjustment of the bifurcated embedded derivative and $127.4 million of gains related to the sale of real estate assets. Revenues for the year ended December 31, 2018 increased 2.8% compared to the year ended December 31, 2017, driven by a 1.9% increase in our Same Store segment and a 13.5% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2018 increased by 3.1% compared to the year ended December 31, 2017, due to a 2.0% increase in our Same Store segment and to a 14.6% increase in our Non-Same Store and Other segment. The drivers of these increases are discussed below in the "Results of Operations" section.

Over the past three years, our growth has been driven by our acquisition strategy to invest in growing markets in the Southeast, Southwest and Mid-Atlantic regions of the United States. As a result of the merger with Post Properties, we acquired 61 apartment communities in 2016. We acquired one apartment community in 2018, two in 2017, and five in 2016 apart from the merger with Post Properties. No apartment communities were disposed in 2018. We disposed of five apartment communities in 2017 and 12 in 2016.

Trends

During the year ended December 31, 2018, demand for apartments continued to be relatively strong, as it was during the year ended December 31, 2017. Average daily physical occupancy for our Same Store portfolio was 96.1% for the year ended December 31, 2018, in line with the 96.1% average daily physical occupancy achieved during the year ended December 31, 2017. Average effective rent per unit from our Same Store portfolio continued to increase, up 1.9% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

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

Though overall demand continues to be strong, the current elevated supply levels are impacting rent growth for our portfolio, particularly for apartment communities located in urban submarkets. Properties in suburban submarkets have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets. Multifamily permitting is typically a leading indicator of future supply levels. While multifamily permitting across our markets was down in 2017 as compared to 2016, to date, the U.S. Census Bureau's data for 2018 suggested multifamily permitting across our markets was up as compared to 2017. It is difficult to project supply levels based on this data because not all permitted projects are ultimately built. However, given the current supply level and the 2018 permitting data, it is possible that supply in some of our markets could remain elevated over the next couple of years.

Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that economic conditions continue to support increased job growth, we believe that we may be able to maintain occupancy more effectively and increase rents. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily apartment communities. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the year ended December 31, 2018, total move outs attributable to single family home rentals for our portfolio represented less than 7% of total move outs, as it did in the year ended December 31, 2017. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast, Southwest and Mid-Atlantic regions) will continue to support apartment rental demand in our markets.

Rising interest rates may have a significant impact on our business and results of operations. As of December 31, 2018, we had approximately $4.5 billion of debt, of which 25% had variable rate interest and 75% had fixed or hedged interest rates. To the extent interest rates rise, our net interest expense on variable rate debt will increase as will potentially our net interest expense on any debt refinancing. Given the short-term nature of our leases, to the extent interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, average daily physical occupancy for the year ended December 31, 2018 was sustained at 96.1%. As we continue through the typically slower winter leasing season, we believe that the current level of physical occupancy and continued strong job growth in our markets position us well for this period and sets us up to achieve modestly improved pricing growth in 2019.

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

For the year ended December 31, 2018, we achieved net income available for MAA common shareholders of $219.2 million, a 32.5% decrease as compared to the year ended December 31, 2017, and total revenue growth of $42.4 million, representing a 2.8% increase in property revenues as compared to the year ended December 31, 2017. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Property Revenues

The following table reflects our property revenues by segment for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017	Increase	% Increase
Same Store	$1,441,811	$1,414,839	$26,972	1.9%
Non-Same Store and Other	129,535	114,148	15,387	13.5%
Total	$1,571,346	$1,528,987	$42,359	2.8%

The increase in property revenues for our Same Store segment as compared to the year ended December 31, 2017 was the primary driver of total property revenue growth. The Same Store segment generated a 1.9% increase in revenues for the year ended December 31, 2018, primarily a result of average effective rent per unit growth of 1.9% and stable occupancy as compared to the year ended December 31, 2017. The increase in property revenues from the Non-Same Store and Other segment for the year ended December 31, 2018 as compared to year ended December 31, 2017 was primarily the result of recent property acquisitions and continued lease-up of recent development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and other operating expenses. The following table reflects our property operating expenses by segment for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017	Increase	% Increase
Same Store	$536,055	$525,663	$10,392	2.0%
Non-Same Store and Other	58,533	51,068	7,465	14.6%
Total	$594,588	$576,731	$17,857	3.1%

The increase in property operating expenses for our Same Store segment as compared to the year ended December 31, 2017 was primarily driven by increases in real estate tax expense of $7.7 million and personnel expenses of $4.4 million, partially offset by a decrease in building repairs and maintenance expense of $2.5 million. The increase in property operating expenses from our Non-Same Store and Other segment was primarily the result of increases in real estate tax expense of $4.2 million driven by recently completed communities previously in our development pipeline and other operating expense of $3.0 million.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2018 was $489.8 million, a decrease of $3.9 million as compared to the year ended December 31, 2017. The decrease was primarily due to a $25.8 million decrease in amortization expense, which was driven by certain intangible assets acquired as a result of the merger with Post Properties becoming fully amortized in the second quarter of 2017. As a result, we recognized no amortization expense for those assets in the year ended December 31, 2018. The decrease in amortization expense was partially offset by a $21.9 million increase to depreciation expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in depreciation expense was primarily driven by the recognition of depreciation expense associated with our capital asset spend during the year ended December 31, 2018, which was related to our development and redevelopment activities made in the normal course of business as well as property acquisitions during the year ended December 31, 2018.

Other Income and Expenses

Property management expenses for the year ended December 31, 2018 were $47.6 million, an increase of $4.0 million as compared to the year ended December 31, 2017. The increase was primarily due to increases in personnel costs. General and administrative expenses for the year ended December 31, 2018 were $34.8 million, a decrease of $5.4 million as compared to the year ended December 31, 2017, primarily due to decreases in legal expense. Merger and integration expenses for the year ended December 31, 2018 were $9.1 million, a decrease of $10.9 million as compared to the year ended December 31, 2017, primarily due to declining year-over-year integration activities related to the merger with Post Properties.

Interest expense for the year ended December 31, 2018 was $173.6 million, an increase of $18.8 million as compared to the year ended December 31, 2017. The increase was primarily due to an increase of approximately 18 basis points in our effective interest rate during the year ended December 31, 2018 compared to the year ended December 31, 2017 combined with a decrease in interest capitalized from our development pipeline during the year ended December 31, 2018 compared to the year ended December 31, 2017.

We did not dispose of any apartment communities during the year ended December 31, 2018. For the year ended December 31, 2017, we disposed of five apartment communities, resulting in gains on sale of depreciable real estate assets of $127.4 million. Gain on sale of non-depreciable assets for the year ended December 31, 2018 was $4.5 million, an increase of $4.5 million as compared to the year ended December 31, 2017. Although we disposed of only one land parcel more in the year ended December 31, 2018 as compared to the year ended December 31, 2017, the gain on sale of non-depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the year ended December 31, 2018 was $5.4 million, a decrease of $8.9 million as compared to the year ended December 31, 2017. The decrease was primarily due to the recognition of $2.6 million of expense from the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock during the year ended December 31, 2018 as compared to the recognition of $8.8 million of income from the net mark-to-market adjustment of the bifurcated embedded derivative during the year ended December 31, 2017.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

For the year ended December 31, 2017, we achieved net income available for MAA common shareholders of $324.7 million, as compared to $211.9 million for the year ended December 31, 2016. Total revenue grew $403.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, representing a 35.9% increase in property revenues. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The comparison of the year ended December 31, 2017 to the year ended December 31, 2016 shows the segment break down based on our Same Store portfolio for the year ended December 31, 2017. A comparison using our 2018 Same Store portfolio would not be comparative due to the nature of the classifications.

Property Revenues

The following table reflects our property revenues by segment for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016	Increase	% Increase
Same Store	$1,021,138	$992,721	$28,417	2.9%
Non-Same Store and Other	507,849	132,627	375,222	282.9%
Total	$1,528,987	$1,125,348	$403,639	35.9%

The Same Store segment generated a 2.9% increase in revenues for the year ended December 31, 2017, primarily a result of average effective rent per unit growth of 3.0% as compared to the year ended December 31, 2016. The increase in property revenues for the year ended December 31, 2017 as compared to the year ended December 31, 2016 from our Non-Same Store and Other segment was primarily the result of the merger with Post Properties, as we classified the properties we acquired in the merger in our Non-Same Store and Other segment.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the years ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016	Increase	% Increase
Same Store	$380,390	$372,154	$8,236	2.2%
Non-Same Store and Other	196,341	51,202	145,139	283.5%
Total	$576,731	$423,356	$153,375	36.2%

The increase in property operating expenses for our Same Store segment as compared to the year ended December 31, 2016 was primarily driven by increases in real estate tax expense of $6.2 million and personnel expenses of $2.3 million. The increase in property operating expenses for our Non-Same Store and Other segment was primarily due to the merger with Post Properties.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2017 was $493.7 million, an increase of $170.8 million as compared to the year ended December 31, 2016. The increase was primarily driven by the full year of depreciation and amortization expense resulting from the merger with Post Properties compared to only one month of comparable depreciation and amortization in 2016. As a result of the merger with Post Properties, depreciation expense and amortization expense increased $138.2 million and $23.2 million, respectively, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The remaining increase was primarily driven by our capital asset spend and other asset acquisition activity.

Other Income and Expenses

Property management expenses for the year ended December 31, 2017 were $43.6 million, an increase of $9.5 million as compared to the year ended December 31, 2016. The increase was primarily due to the growth in our portfolio as a result of the merger with Post Properties. General and administrative expenses for the year ended December 31, 2017 were $40.2 million, an increase of $11.2 million as compared to the year ended December 31, 2016, primarily due to increases in legal expense. Merger and integration expenses for the year ended December 31, 2017 were $20.0 million, a decrease of $20.8 million as compared to the year ended December 31, 2016, as we incurred significant merger related expenses in 2016 to complete the merger with Post Properties on December 1, 2016.

Interest expense for the year ended December 31, 2017 was $154.8 million, an increase of $24.8 million as compared to the year ended December 31, 2016. The increase was primarily due to increased borrowing as we assumed several loans as a result of the merger with Post Properties, including a secured loan with a face value of $186.0 million and two unsecured loans with face values of $150.0 million and $250.0 million, respectively. We also entered into a new $300.0 million term loan on the closing date of the merger with Post Properties. Interest expense for the year ended December 31, 2017 increased $16.0 million due to these borrowings resulting from the merger with Post Properties.

Gains on sale of depreciable assets totaled $127.4 million for the year ended December 31, 2017, an increase of $47.0 million as compared to the year ended December 31, 2016. Although disposition activity decreased year-over-year, the gain on sale of depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the year ended December 31, 2017 was $14.4 million, an increase of $16.2 million as compared to the year ended December 31, 2016. The increase was primarily due to an $8.8 million increase in income from the net mark-to-market adjustment of the bifurcated embedded derivative related to the MAA Series I preferred stock issued in the merger with Post Properties. The increase in other non-operating income was also driven by a $3.3 million net gain on debt extinguishment.

During the year ended December 31, 2017, we recorded quarterly dividend distributions to holders of MAA's Series I preferred stock totaling $3.7 million. As there were no shares of MAA Series I preferred stock issued and outstanding until completion of the merger with Post Properties on December 1, 2016, preferred dividends only impacted our results of operations for one month totaling $0.3 million for the year ended December 31, 2016.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represent net income available for MAA common shareholders (computed in accordance with the United States generally accepted accounting principles, or GAAP) excluding extraordinary items, asset impairment and gains or losses on disposition of operating properties, plus net income attributable to noncontrolling interests, depreciation and amortization of real estate, and adjustments for joint ventures. Because noncontrolling interest is added back, FFO, when used in this Annual Report on Form 10-K, represents FFO attributable to the Company.

FFO should not be considered as an alternative to net income or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Trust's, or NAREIT's, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the years ended December 31, 2018, 2017 and 2016, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Year ended December 31,
	2018	2017	2016
Net income available for MAA common shareholders	$219,211	$324,691	$211,915
Depreciation and amortization of real estate assets	484,722	489,503	319,528
Loss (gain) on sale of depreciable real estate assets	39	(127,386)	(80,397)
Loss on disposition within unconsolidated entities	—	—	98
Depreciation and amortization of real estate assets of real estate joint venture	595	596	61
Net income attributable to noncontrolling interests	8,123	12,157	12,180
Funds from operations attributable to the Company	$712,690	$699,561	$463,385

FFO for the year ended December 31, 2018 were $712.7 million, an increase of $13.1 million as compared to the year ended December 31, 2017, primarily as a result of increases in property revenues of $42.4 million and gain on sale of non-depreciable assets of $4.5 million, in addition to a decrease in merger and integration expenses of $10.9 million. The increases to FFO were offset by increases in interest expense of $18.8 million and property operating expenses, excluding depreciation and amortization, of $17.9 million, in addition to a decrease in other non-operating income of $8.9 million.

FFO for the year ended December 31, 2017 were $699.6 million, an increase of $236.2 million as compared to the year ended December 31, 2016, primarily as a result of increases in property revenues of $403.6 million and other non-operating income of $16.2 million, in addition to a decrease in merger and integration expenses of $20.8 million. The increases to FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $153.4 million, interest expense of $24.8 million, general and administrative expenses of $11.2 million, property management expenses of $9.5 million and preferred dividends of $3.4 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $734.3 million for the year ended December 31, 2018, as compared to $660.8 million for the year ended December 31, 2017. The increase in operating cash flows was primarily driven by our operating performance as well as the timing of cash payments.

Investing Activities

Net cash used in investing activities was $366.4 million for the year ended December 31, 2018, as compared to net cash used in investing activities of $294.2 million for the year ended December 31, 2017. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		Increase (Decrease) in Net Cash
	during the year ended December 31,
	2018	2017
Purchases of real estate and other assets	$(129,487)	$(136,065)	$6,578
Capital improvements, development and other	(254,715)	(343,890)	89,175
Proceeds from disposition of real estate assets	19,982	187,245	(167,263)

The decrease in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in cash outflows for capital improvements, development and other as compared to the prior year was primarily due to the decrease in activity in our development pipeline during the year ended December 31, 2018 as compared to the prior year. The decrease in cash inflows related to proceeds from disposition of real estate assets was primarily due to the sale of five land parcels during the year ended December 31, 2018, as compared to the sale of five apartment communities and four land parcels during the prior year.

Financing Activities

Net cash used in financing activities was $405.1 million for the year ended December 31, 2018, as compared to net cash used in financing activities of $399.5 million for the year ended December 31, 2017. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)		Increase (Decrease) in Net Cash
	during the year ended December 31,
	2018	2017
Net change in credit lines	$50,000	$(160,000)	$210,000
Proceeds from notes payable	869,630	597,480	272,150
Principal payments on notes payable	(878,610)	(413,557)	(465,053)
Dividends paid on common shares	(419,849)	(395,294)	(24,555)

The increase in cash inflow related to the net change in credit lines resulted from the increase in net borrowings of $50.0 million on our unsecured revolving credit facility during the year ended December 31, 2018, as compared to the decrease in net borrowings of $160.0 million on the unsecured revolving credit facility during the year ended December 31, 2017. The increase in cash inflows from proceeds from notes payable primarily resulted from the issuances of $400.0 million of senior unsecured notes, $172.0 million of secured property mortgages and a $300.0 million unsecured term loan during the year ended December 31, 2018, compared to the issuance of $600.0 million of senior unsecured notes during the year ended December 31, 2017. The increase in cash outflows from principal payments on notes payable primarily resulted from the retirement of $568.0 million of secured property mortgages and an $80.0 million secured credit facility during the year ended December 31, 2018, as compared to the retirement of $233.6 million of secured property mortgages and $168.0 million of senior unsecured notes during the year ended December 31, 2017. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the annual dividend rate to $3.69 per share during the year ended December 31, 2018, as compared to the annual dividend rate of $3.48 per share during the year ended December 31, 2017.

Equity

As of December 31, 2018, MAA owned 113,844,267 OP Units, comprising a 96.5% limited partnership interest in MAALP, while the remaining 4,111,301 outstanding OP Units were held by limited partners of MAALP other than MAA and its subsidiaries. Holders of OP Units (other than MAA and its subsidiaries) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act 4,111,301 shares of its common stock that, as of December 31, 2018, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 9 and Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

The following schedule reflects our fixed and variable rate debt, including the impact of our interest rate swaps, outstanding as of December 31, 2018 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$2,942,000	6.0	3.8%
Variable rate	1,140,000	0.1	3.4%
Fair market value adjustments, debt issuance costs and discounts	(28,698)
Total unsecured rate maturity	$4,053,302	4.3	3.7%
Secured debt
Conventional - fixed rate	$476,161	12.2	4.6%
Fair market value adjustments and debt issuance costs	(1,135)
Total secured rate maturity	$475,026	12.2	4.6%
Total debt	$4,528,328	5.1	3.8%
Total fixed or hedged debt	$3,389,249	6.8	3.9%

As of December 31, 2018, we had entered into interest rate swaps totaling a notional amount of $600.0 million, of which $300.0 million related to issued debt, while the remaining $300.0 million hedges the first 10 years of interest payments on debt we anticipate will be issued in 2019. To date, we believe the interest rate swaps have proven to be highly effective hedges.

The following schedule presents the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2018 (dollars in thousands):

	Unsecured Revolving Credit Facility	Public Bonds	Other Unsecured	Secured	Total
2019	$—	$—	$319,508	$13,524	$333,032
2020	540,000	—	149,883	159,097	848,980
2021	—	—	222,294	122,837	345,131
2022	—	248,522	416,075	—	664,597
2023	—	346,826	12,217	—	359,043
Thereafter	—	1,778,037	19,940	179,568	1,977,545
Total	$540,000	$2,373,385	$1,139,917	$475,026	$4,528,328

The following schedule reflects the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2018 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate
2019	$33,508	$—	$33,508	4.4%
2020	159,097	299,353	458,450	3.2%
2021	195,459	—	195,459	5.2%
2022	365,244	—	365,244	3.6%
2023	359,043	—	359,043	4.3%
Thereafter	1,977,545	—	1,977,545	3.9%
Total	$3,089,896	$299,353	$3,389,249	3.9%

Unsecured Revolving Credit Facility

In October 2015, the Operating Partnership entered into an unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank National Association, or KeyBank, and fifteen other banks, which we refer to as the KeyBank Facility. The KeyBank Facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. In December 2016, the Operating Partnership amended the KeyBank Facility by increasing the borrowing capacity from $750.0 million to $1.0 billion. As of December 31, 2018, we had $540.0 million borrowed under the KeyBank Facility, bearing interest at a rate of one month LIBOR plus 0.90%. The KeyBank Facility serves as our primary source of short-term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. The KeyBank Facility matures in April 2020, with an option to extend for an additional six months.

Senior Unsecured Notes

We have issued both public and private unsecured notes. As of December 31, 2018, we had approximately $2.4 billion (face value) of publicly issued unsecured notes and $242.0 million of unsecured notes issued in two private placements.  In October 2013, we publicly issued $350.0 million of senior unsecured notes due October 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400.0 million of senior unsecured notes due June 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15.  In November 2015, we publicly issued $400.0 million senior unsecured notes due November 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. As a result of the merger with Post Properties in December 2016, we assumed $250.0 million of senior unsecured notes due December 2022 with a coupon of 3.38%, paid semi-annually on June 1 and December 1. In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. In May 2018, we publicly issued $400.0 million of senior unsecured notes due June 2028 with a coupon of 4.20%, paid semi-annually on June 15 and December 15. The proceeds from the senior unsecured notes issued in May 2018 were used to pay down outstanding amounts under the Key Bank Facility. As of December 31, 2018, all of these amounts remained outstanding.

In July 2011, we issued $135.0 million of senior unsecured notes. The notes were offered and sold in a private placement with three maturity tranches: $50.0 million at 4.7% maturing in July 2018, $72.8 million at 5.4% maturing in July 2021; and $12.3 million at 5.6% maturing in July 2023. The $50.0 million tranche was paid off on its maturity date. In August 2012, we issued $175.0 million of senior unsecured notes. The notes were offered and sold in a private placement with four tranches: $18.0 million at 3.15% maturing in November 2017; $20.0 million at 3.61% maturing in November 2019; $117.0 million at 4.17% maturing in November 2022; and $20.0 million at 4.33% maturing in November 2024. The $18.0 million tranche was paid off on its maturity date. The remaining tranches were outstanding as of December 31, 2018.

Unsecured Term Loans

In addition to the KeyBank Facility and senior unsecured notes, we maintain four unsecured term loans. We had total borrowings of $900.0 million outstanding under these term loan agreements as of December 31, 2018, comprised of:

A $300.0 million term loan with Wells Fargo, N.A., or Wells Fargo, that bears interest at a rate of LIBOR plus a spread of 0.75% to 1.65% based on the credit ratings of our unsecured debt. We entered into the six month term loan in December 2018, and the loan matures in June 2019, with an option to extend for an additional six months. As of December 31, 2018, this loan was bearing interest at a rate of one month LIBOR plus 0.90%.

A $150.0 million term loan with U.S. Bank National Association, or U.S. Bank, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures in March 2020. As of December 31, 2018, this loan was bearing interest at a rate of one month LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures in February 2021. As of December 31, 2018, this loan was bearing interest at a rate of one month LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures in March 2022. As of December 31, 2018, this loan was bearing interest at a rate of one month LIBOR plus 0.95%.

We retired a $250.0 million unsecured term loan with Wells Fargo on its maturity date in August 2018.

Secured Property Mortgages

We maintain secured property mortgages with Fannie Mae, Freddie Mac and various life insurance companies. These mortgages are usually fixed rate and can range from five to 30 years in maturity. As of December 31, 2018, we had $476.2 million of secured property mortgages. In December 2018, we issued $172.0 million in secured property mortgages with a fixed rate of 4.44%. During the year ended December 31, 2018, we retired $568.0 million of secured property mortgages.

For more information regarding our debt capital resources, see Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2018, which consist of principal and interest on our long-term debt as well as operating leases (dollars in thousands):

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations (1)	$340,446	$848,281	$342,903	$668,401	$363,731	$1,994,399	$4,558,161
Fixed rate or swapped interest (2)	130,639	122,459	113,892	107,209	93,756	394,048	962,003
Variable rate interest (3)	32,992	20,755	10,681	1,650	—	—	66,078
Operating lease obligations (4)	2,729	2,744	2,771	2,767	2,761	68,516	82,288
Total	$506,806	$994,239	$470,247	$780,027	$460,248	$2,456,963	$5,668,530
(1) Represents principal payments gross of discounts, debt issuance costs and fair market value adjustments of debt assumed.
(2) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)  Interest payments on variable rate debt instruments not subject to interest rate swaps are based on each debt instrument's respective interest rate as of December 31, 2018, which is assumed to be in effect through the maturity date of the respective debt instrument.
(4) Primarily comprised of a ground lease underlying one apartment community we own and the lease for our corporate headquarters.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a limited partnership in which we hold an equity interest. The capital contributions may be called by the general partner at any time until September 2022 after giving appropriate notice. As of December 31, 2018, we had committed to make additional capital contributions totaling up to $13.6 million if and when called by the general partner of the limited partnership and until September 2022.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had a 35.0% ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C. We also had a 20.7% ownership interest in a limited partnership as of December 31, 2018. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of December 31, 2018 and 2017, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Insurance

We carry comprehensive general liability coverage on our apartment communities, with limits of liability we believe are customary within the multifamily apartment industry, to insure against liability claims and related defense costs. We also maintain insurance against the risk of direct physical damage to reimburse us on a replacement cost basis for costs incurred to repair or rebuild any property, including loss of rental income during the reconstruction period.

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
Inflation

Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. The majority of our leases are for approximately one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

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

Acquisition of real estate assets

We account for our acquisitions of investments in real estate as asset acquisitions in accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the cost of the real estate acquired to be allocated to the individual acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis. In calculating the total asset value of acquired tangible assets, management uses stabilized net operating income, or NOI, and market specific capitalization and discount rates. Management analyzes historical stabilized NOI to determine its estimate for forecasted NOI. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets. Management then allocates the purchase price of the asset acquisition based on the relative fair value of the individual components as a proportion of the total assets acquired.

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which is estimated by analyzing historical cash flows of the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management calculates the fair value of an asset by dividing historical operating cash flows by a market capitalization rate. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets. No material impairment losses have been recognized during the years ended December 31, 2018, 2017, and 2016.

Cost capitalization

In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred. Therefore, repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred. The carrying costs related to development projects, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized. Management uses judgment in determining whether costs should be expensed or capitalized. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional detail.

Loss contingencies

The outcomes of claims, disputes and legal proceedings are subject to significant uncertainty. Management records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We also accrue an estimate of defense costs expected to be incurred in connection with legal matters. Management reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, then we do not accrue the loss. However, for material loss contingencies, if the unrecorded loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then management discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If we cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involves a series of complex judgments about future events. Among the factors that we consider in this assessment, including with respect to the matters disclosed in this Annual Report on Form 10-K, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Management's assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, management believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

For more information regarding our significant accounting policies, including a brief description of recent accounting pronouncements that could have a material impact on our financial statements, see Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2018, 28.6% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of December 31, 2018, 74.8% of our outstanding debt was subject to fixed rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For our interest rate swaps, the table presents the notional amount of the swaps and the years in which they expire. Weighted average variable rates are based on rates in effect as of December 31, 2018 (dollars in thousands).

	2019	2020	2021	2022	2023	Total Thereafter		Total	Fair Value Liability
Long-term debt
Fixed rate	$40,446	$158,281	$192,903	$368,401	$363,731	$1,994,399		$3,118,161	$3,066,546
Average interest rate	4.40%	4.80%	5.20%	3.64%	4.35%	3.91%		4.06%
Variable rate (1)	$300,000	$690,000	$150,000	$—	$—	$—		$1,140,000	$1,143,795
Average interest rate	3.36%	3.38%	3.30%	—%	—%	—%		3.36%
Interest rate swaps
Variable to fixed	$—	$300,000	$—	$—	$—	$300,000	(2)	$600,000	$1,623
Average pay rate	—%	2.32%	—%	—%	—%	2.91%		2.62%
(1) Excluding the effect of interest rate swap agreements.
(2) Includes six forward rate swaps totaling $300.0 million, which hedge the first 10 years of interest payments on debt we anticipate issuing in 2019.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and related financial information required to be filed are set forth on pages F-1 to F-44 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a)  Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA's management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of December 31, 2018. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

MAA's management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA's internal control over financial reporting as of December 31, 2018 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA's management concluded that MAA's internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has issued an attestation report on MAA’s internal control over financial reporting, which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c)   Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a)  Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership's disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2018. An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
(c)   Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in MAA's 2019 Proxy Statement in the sections entitled "Board Structure", "Nominees for Election", "Executive Officers of the Registrant" and "Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference in response to this Item 10.

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, which can be found on our website at https://www.maac.com, on the For Investors page in the "Governance Documents" section under "Corporate Overview". We will provide a copy of this document to any person, without charge, upon request, by writing to the Legal Department at MAA, 6815 Poplar Avenue, Suite 500, Germantown, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at the address and the locations specified above. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained in MAA's 2019 Proxy Statement in the sections entitled "Executive Compensation Tables", "Director Compensation", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report" and "Compensation Discussion and Analysis" is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in MAA's 2019 Proxy Statement in the sections entitled "Security Ownership of Management", "Security Ownership of Certain Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans" is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in MAA's 2019 Proxy Statement in the sections entitled "Certain Relationships and Related Transactions" and "Indebtedness of Management" is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accounting Fees and Services.

The information contained in MAA's 2019 Proxy Statement in the section entitled "Audit and Non-Audit Fees," is incorporated herein by reference in response to this Item 14.

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

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference).
3.2
Fourth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of March 13, 2018 (Filed as Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 and incorporated herein by reference).

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

4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2018 and incorporated herein by reference).
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

4.11
First Supplemental Indenture, dated as of May 9, 2017, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 9, 2017 and incorporated herein by reference).

4.12
Second Supplemental Indenture, dated as of May 14, 2018, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2018 and incorporated herein by reference).

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

10.4
Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (filed as Exhibit 1.4 to the Registrant's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

10.5
Distribution Agreement, dated as of December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and BMO Capital Markets Corp. (Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.6
Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and BMO Capital Markets Corp. (filed as Exhibit 1.5 to the Registrant's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

10.7
Distribution Agreement, dated as of December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and KeyBanc Capital Markets Inc. (Filed as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.8
Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and KeyBanc Capital Markets Inc. (filed as Exhibit 1.6 to the Registrant's Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

10.9†
Employment Agreement, dated as of March 24, 2015, by and between the Registrant and H. Eric Bolton, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2015 and incorporated herein by reference).

10.10†
Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective November 30, 2010 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference).

10.11†
Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix B to the Registrant’s Definitive Proxy Statement filed on April 16, 2014 and incorporated herein by reference).

10.12†
Form of Non-Qualified Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.13†
Form of Restricted Stock Award Agreement under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015 and incorporated herein by reference).

10.14†
Form of Incentive Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).

10.15†
MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated Effective January 1, 2016 (Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference).

10.16†	Form of Change in Control and Termination Agreement (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2014 and incorporated herein by reference).
10.17
Second Amended and Restated Credit Agreement, dated as of October 15, 2015, by and among Mid-America Apartments, L.P., KeyBank National Association and the other lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015 and incorporated herein by reference).

10.18
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 1, 2016, by and among Mid-America Apartments, L.P., KeyBank National Association and the other lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 and incorporated herein by reference).

10.19†	Mid-America Apartment Communities, Inc. Indemnification Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 and incorporated herein by reference).
10.20†
Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 9, 2016 and incorporated herein by reference).

10.21†
Second Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 9, 2018 and incorporated herein by reference).

10.22†
Form of Restricted Stock Award Agreement Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 and incorporated herein by reference).

10.23†
Form of Non-Qualified Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 and incorporated herein by reference).

10.24†
Form of Incentive Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 and incorporated herein by reference).

10.25†
Form of Restricted Stock Unit Award Agreement Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 and incorporated herein by reference).

21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA.
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP.
31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.'s Annual Report on Form 10-K for the period ended December 31, 2018, filed with the SEC on February 21, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2018.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 21, 2019	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 21, 2019	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2019	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 21, 2019	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 21, 2019	/s/ Russell R. French
Russell R. French Director

Date:	February 21, 2019	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 21, 2019	/s/ Toni Jennings
Toni Jennings Director

Date:	February 21, 2019	/s/ James K. Lowder
James K. Lowder Director

Date:	February 21, 2019	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 21, 2019	/s/ Monica McGurk
Monica McGurk Director

Date:	February 21, 2019	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 21, 2019	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 21, 2019	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 21, 2019	/s/ Gary Shorb
Gary Shorb Director

Date:	February 21, 2019	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 21, 2019	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as an officer or director of Mid-America Apartment Communities, Inc., in its capacity as the general partner of the registrant and on the dates indicated.

Date:	February 21, 2019	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2019	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 21, 2019	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 21, 2019	/s/ Russell R. French
Russell R. French Director

Date:	February 21, 2019	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 21, 2019	/s/ Toni Jennings
Toni Jennings Director

Date:	February 21, 2019	/s/ James K. Lowder
James K. Lowder Director

Date:	February 21, 2019	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 21, 2019	/s/ Monica McGurk
Monica McGurk Director

Date:	February 21, 2019	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 21, 2019	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 21, 2019	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 21, 2019	/s/ Gary Shorb
Gary Shorb Director

Date:	February 21, 2019	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 21, 2019

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017
(Dollars in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Real estate assets:
Land	$1,868,828	$1,836,417
Buildings and improvements and other	11,670,216	11,281,504
Development and capital improvements in progress	59,506	116,833
	13,598,550	13,234,754
Less: Accumulated depreciation	(2,549,287)	(2,075,071)
	11,049,263	11,159,683
Undeveloped land	58,257	57,285
Investment in real estate joint venture	44,181	44,956
Real estate assets, net	11,151,701	11,261,924

Cash and cash equivalents	34,259	10,750
Restricted cash	17,414	78,117
Other assets	120,407	135,807
Assets held for sale	—	5,321
Total assets	$11,323,781	$11,491,919

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,053,302	$3,525,765
Secured notes payable	475,026	976,292
Accrued expenses and other liabilities	413,850	405,560
Total liabilities	4,942,178	4,907,617

Redeemable common stock	9,414	10,408

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,844,267 and 113,643,166 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively (1)	1,136	1,134
Additional paid-in capital	7,138,170	7,121,112
Accumulated distributions in excess of net income	(989,263)	(784,500)
Accumulated other comprehensive (loss) income	(212)	2,157
Total MAA shareholders' equity	6,149,840	6,339,912
Noncontrolling interests - Operating Partnership units	220,043	231,676
Total Company's shareholders' equity	6,369,883	6,571,588
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total equity	6,372,189	6,573,894
Total liabilities and equity	$11,323,781	$11,491,919

(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 are 98,371 and 103,504, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except per share data)

	2018	2017	2016
Revenues:
Rental and other property revenues	$1,571,346	$1,528,987	$1,125,348
Expenses:
Operating expense, excluding real estate taxes and insurance	371,095	364,190	280,572
Real estate taxes and insurance	223,493	212,541	142,784
Depreciation and amortization	489,759	493,708	322,958
Total property operating expenses	1,084,347	1,070,439	746,314
Property management expenses	47,633	43,588	34,093
General and administrative expenses	34,786	40,194	29,040
Merger and integration related expenses	9,112	19,990	40,823
Interest expense	173,594	154,751	129,947
Loss (gain) on sale of depreciable real estate assets	39	(127,386)	(80,397)
Gain on sale of non-depreciable real estate assets	(4,532)	(21)	(2,171)
Other non-operating (income) expense	(5,434)	(14,353)	1,839
Income before income tax expense	231,801	341,785	225,860
Income tax expense	(2,611)	(2,619)	(1,699)
Income from continuing operations before real estate joint venture activity	229,190	339,166	224,161
Income from real estate joint venture	1,832	1,370	241
Net income	231,022	340,536	224,402
Net income attributable to noncontrolling interests	8,123	12,157	12,180
Net income available for shareholders	222,899	328,379	212,222
Dividends to MAA Series I preferred shareholders	3,688	3,688	307
Net income available for MAA common shareholders	$219,211	$324,691	$211,915

Earnings per common share - basic:
Net income available for MAA common shareholders	$1.93	$2.86	$2.69

Earnings per common share - diluted:
Net income available for MAA common shareholders	$1.93	$2.86	$2.69

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Net income	$231,022	$340,536	$224,402
Other comprehensive (loss) income:
Unrealized (loss) gain from the effective portion of derivative instruments	(751)	319	(1,500)
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(1,938)	730	4,364
Total comprehensive income	228,333	341,585	227,266
Less: Comprehensive income attributable to noncontrolling interests	(8,036)	(12,193)	(12,311)
Comprehensive income attributable to MAA	$220,297	$329,392	$214,955

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Equity
Years ended December 31, 2018, 2017 and 2016
(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders							Noncontrolling Interests - Operating Partnership	Noncontrolling Interest - Consolidated Real Estate Entity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income			Total Equity	Redeemable Stock
	Shares	Amount	Shares	Amount
EQUITY BALANCE DECEMBER 31, 2015	—	$—	75,318	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$—	$3,157,823	$8,250
Net income	—	—	—	—	—	212,222	—	12,180	—	224,402	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	2,733	131	—	2,864	—
Issuance and registration of common shares	—	—	38,097	380	3,406,150	—	—	72,759	—	3,479,289	1,240
Issuance and registration of preferred shares	868	9	—	—	64,824	—	—	—	—	64,833	—
Shares repurchased and retired	—	—	(23)	—	(2,019)	—	—	—	—	(2,019)	—
Shares issued in exchange for common units	—	—	23	—	902	—	—	(902)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	122	—	—	—	—	122	(122)
Redeemable stock fair market value adjustment	—	—	—	—	—	(705)	—	—	—	(705)	705
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(192)	—	—	192	—	—	—
Amortization of unearned compensation	—	—	—	—	12,151	—	—	—	—	12,151	—
Noncontrolling interests distribution	—	—	—	—	—	—	—	(226)	—	(226)	—
Dividends on preferred stock	—	—	—	—	—	(307)	—	—	—	(307)	—
Dividends on common stock ($3.3300 per share)	—	—	—	—	—	(284,548)	—	—	—	(284,548)	—
Dividends on noncontrolling interests units ($3.3300 per unit)	—	—	—	—	—	—	—	(13,884)	—	(13,884)	—
Acquired capital from noncontrolling interest - consolidated real estate entity	—	—	—	—	—	—	—	—	2,306	2,306	—
EQUITY BALANCE DECEMBER 31, 2016	868	$9	113,415	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101	$10,073
Net income	—	—	—	—	—	328,379	—	12,157	—	340,536	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,013	36	—	1,049	—
Issuance and registration of common shares	—	—	137	1	615	—	—	—	—	616	1,588
Issuance and registration of preferred shares	—	—	—	—	2,007	—	—	—	—	2,007	—
Shares repurchased and retired	—	—	(51)	—	(4,782)	—	—	—	—	(4,782)	—
Exercise of stock options	—	—	10	—	218	—	—	—	—	218	—
Shares issued in exchange for common units	—	—	29	—	1,602	—	—	(1,602)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	1,482	—	—	—	—	1,482	(1,482)
Redeemable stock fair market value adjustment	—	—	—	—	—	(229)	—	—	—	(229)	229
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	42	—	—	(42)	—	—	—
Amortization of unearned compensation	—	—	—	—	10,916	(114)	—	—	—	10,802	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($3.5325 per share)	—	—	—	—	—	(401,369)	—	—	—	(401,369)	—
Dividends on noncontrolling interests units ($3.5325 per unit)	—	—	—	—	—	—	—	(14,849)	—	(14,849)	—
EQUITY BALANCE DECEMBER 31, 2017	868	$9	113,540	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894	$10,408
Net income	—	—	—	—	—	222,899	—	8,123	—	231,022	—
Other comprehensive loss - derivative instruments	—	—	—	—	—	—	(2,602)	(87)	—	(2,689)	—
Issuance and registration of common shares	—	—	142	1	(264)	—	—	—	—	(263)	1,482
Shares repurchased and retired	—	—	(34)	—	(2,921)	—	—	—	—	(2,921)	—
Exercise of stock options	—	—	18	—	916	—	—	—	—	916	—
Shares issued in exchange for common units	—	—	80	1	4,443	—	—	(4,444)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	1,915	—	—	—	—	1,915	(1,915)
Redeemable stock fair market value adjustment	—	—	—	—	—	561	—	—	—	561	(561)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	66	—	—	(66)	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12		—		—	—	(233)	233	—		—	—
Amortization of unearned compensation	—	—	—	—	12,903	—	—	—	—	12,903	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($3.7275 per share)	—	—	—	—	—	(424,302)	—	—	—	(424,302)	—
Dividends on noncontrolling interests units ($3.7275 per unit)	—	—	—	—	—	—	—	(15,159)	—	(15,159)	—
EQUITY BALANCE DECEMBER 31, 2018	868	$9	113,746	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189	$9,414
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$231,022	$340,536	$224,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490,995	494,540	323,283
Loss (gain) on sale of depreciable real estate assets	39	(127,386)	(80,397)
Gain on sale of non-depreciable real estate assets	(4,532)	(21)	(2,171)
Stock compensation expense	12,444	10,570	11,486
Amortization of debt premium and debt issuance costs	(4,990)	(9,810)	(9,820)
Net change in operating accounts and other	9,314	(47,629)	18,221
Net cash provided by operating activities	734,292	660,800	485,004

Cash flows from investing activities:
Purchases of real estate and other assets	(129,487)	(136,065)	(339,186)
Capital improvements, development and other	(254,715)	(343,890)	(183,977)
Distributions from real estate joint ventures	775	—	1,778
Contributions to affiliates	(2,905)	(1,500)	—
Proceeds from disposition of real estate assets	19,982	187,245	296,410
Acquisition of Post Properties, net of cash acquired	—	—	(424,156)
Net cash used in investing activities	(366,350)	(294,210)	(649,131)

Cash flows from financing activities:
Proceeds from lines of credit	1,540,000	805,000	635,000
Repayments of lines of credit	(1,490,000)	(965,000)	(300,000)
Proceeds from notes payable	869,630	597,480	300,000
Principal payments on notes payable	(878,610)	(413,557)	(146,026)
Payment of deferred financing costs	(6,060)	(5,358)	(2,395)
Repurchase of common stock	(2,921)	(4,782)	(2,019)
Debt prepayment and extinguishment costs	(60)	(1,659)	(139)
Proceeds from issuances of common shares	585	1,557	291
Exercise of stock options	916	432	—
Distributions to noncontrolling interests	(15,079)	(14,654)	(13,850)
Dividends paid on common shares	(419,849)	(395,294)	(247,652)
Dividends paid on preferred shares	(3,688)	(3,688)	(924)
Net cash (used in) provided by financing activities	(405,136)	(399,523)	222,286

Net (decrease) increase in cash, cash equivalents and restricted cash	(37,194)	(32,933)	58,159
Cash, cash equivalents and restricted cash, beginning of period	88,867	121,800	63,641
Cash, cash equivalents and restricted cash, end of period	$51,673	$88,867	$121,800

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,259	$10,750	$33,536
Restricted cash	17,414	78,117	88,264
Total cash, cash equivalents and restricted cash	$51,673	$88,867	$121,800

Supplemental disclosure of cash flow information:
Interest paid	$184,834	$166,757	$144,843
Income taxes paid	2,550	2,366	1,582

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$4,443	$1,602	$902
Accrued construction in progress	8,581	7,852	31,491
Interest capitalized	2,047	7,238	2,073
Mark-to-market adjustment on derivative instruments	(6,436)	17,806	5,670
Fair value adjustment on debt assumed from the Post Properties merger	—	—	8,864
Loan assumption from the Post Properties merger	—	—	586,744
Purchase price for the Post Properties merger	—	—	4,006,586
 See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Balance Sheets
December 31, 2018 and 2017
(Dollars in thousands, except unit data)

	December 31, 2018	December 31, 2017
Assets
Real estate assets:
Land	$1,868,828	$1,836,417
Buildings and improvements and other	11,670,216	11,281,504
Development and capital improvements in progress	59,506	116,833
	13,598,550	13,234,754
Less: Accumulated depreciation	(2,549,287)	(2,075,071)
	11,049,263	11,159,683
Undeveloped land	58,257	57,285
Investment in real estate joint venture	44,181	44,956
Real estate assets, net	11,151,701	11,261,924

Cash and cash equivalents	34,259	10,750
Restricted cash	17,414	78,117
Other assets	120,407	135,807
Assets held for sale	—	5,321
Total assets	$11,323,781	$11,491,919

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,053,302	$3,525,765
Secured notes payable	475,026	976,292
Accrued expenses and other liabilities	413,850	405,560
Due to general partner	19	19
Total liabilities	4,942,197	4,907,636

Redeemable common units	9,414	10,408

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of December 31, 2018 and December 31, 2017, respectively	66,840	66,840
Common Units:
General partner, 113,844,267 and 113,643,166 OP Units outstanding as of December 31, 2018 and December 31, 2017, respectively (1)	6,083,142	6,270,758
Limited partners, 4,111,301 and 4,191,586 OP Units outstanding as of December 31, 2018 and December 31, 2017, respectively (1)	220,043	231,676
Accumulated other comprehensive (loss) income	(161)	2,295
Total operating partners' capital	6,369,864	6,571,569
Noncontrolling interest - consolidated real estate entity	2,306	2,306
Total capital	6,372,170	6,573,875
Total liabilities and capital	$11,323,781	$11,491,919

(1)
Number of units outstanding represents total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 are 98,371 and 103,504, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Operations
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except per unit data)

	2018	2017	2016
Revenues:
Rental and other property revenues	$1,571,346	$1,528,987	$1,125,348
Expenses:
Operating expense, excluding real estate taxes and insurance	371,095	364,190	280,572
Real estate taxes and insurance	223,493	212,541	142,784
Depreciation and amortization	489,759	493,708	322,958
Total property operating expenses	1,084,347	1,070,439	746,314
Property management expenses	47,633	43,588	34,093
General and administrative expenses	34,786	40,194	29,040
Merger and integration related expenses	9,112	19,990	40,823
Interest expense	173,594	154,751	129,947
Loss (gain) on sale of depreciable real estate assets	39	(127,386)	(80,397)
Gain on sale of non-depreciable real estate assets	(4,532)	(21)	(2,171)
Other non-operating (income) expense	(5,434)	(14,353)	1,839
Income before income tax expense	231,801	341,785	225,860
Income tax expense	(2,611)	(2,619)	(1,699)
Income from continuing operations before real estate joint venture activity	229,190	339,166	224,161
Income from real estate joint venture	1,832	1,370	241
Net income	231,022	340,536	224,402
Dividends to preferred unitholders	3,688	3,688	307
Net income available for MAALP common unitholders	$227,334	$336,848	$224,095

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$1.93	$2.86	$2.70

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$1.93	$2.86	$2.70

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Net income	$231,022	$340,536	$224,402
Other comprehensive (loss) income:
Unrealized (loss) gain from the effective portion of derivative instruments	(751)	319	(1,500)
Reclassification adjustment for net (gains) losses included in net income for the effective portion of derivative instruments	(1,938)	730	4,364
Comprehensive income attributable to MAALP	$228,333	$341,585	$227,266

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Changes in Capital
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling Interest - Consolidated Real Estate Entity	Total Partnership Capital	Redeemable Units
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive(Loss) Income
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$—	$(1,618)	$—	$3,157,804	$8,250
Net income	12,180	211,915	307	—	—	224,402	—
Other comprehensive income - derivative instruments	—	—	—	2,864	—	2,864	—
Issuance of units	72,759	3,406,530	64,833	—	—	3,544,122	1,240
Units repurchased and retired	—	(2,019)	—	—	—	(2,019)	—
General partner units issued in exchange for limited partner units	(902)	902	—	—	—	—	—
Units issued in exchange for redeemable units	—	122	—	—	—	122	(122)
Redeemable units fair market value adjustment	—	(705)	—	—	—	(705)	705
Adjustment for limited partners' capital at redemption value	323	(323)	—	—	—	—	—
Amortization of unearned compensation	—	12,151	—	—	—	12,151	—
Noncontrolling interest distribution	(226)	—	—	—	—	(226)	—
Distributions to preferred unitholders	—	—	(307)	—	—	(307)	—
Distributions to common unitholders ($3.3300 per unit)	(13,884)	(284,548)	—	—	—	(298,432)	—
Acquired capital from noncontrolling interest - consolidated real estate entity	—	—	—	—	2,306	2,306	—
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082	$10,073
Net income	12,157	324,691	3,688	—	—	340,536	—
Other comprehensive income - derivative instruments	—	—	—	1,049	—	1,049	—
Issuance of units	—	616	2,007	—	—	2,623	1,588
Units repurchased and retired	—	(4,782)	—	—	—	(4,782)	—
Exercise of unit options	—	218	—	—	—	218	—
General partner units issued in exchange for limited partner units	(1,602)	1,602	—	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482	(1,482)
Redeemable units fair market value adjustment	—	(229)	—	—	—	(229)	229
Adjustment for limited partners' capital at redemption value	(6)	6	—	—	—	—	—
Amortization of unearned compensation	—	10,802	—	—	—	10,802	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($3.5325 per unit)	(14,849)	(401,369)	—	—	—	(416,218)	—
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875	$10,408
Net income	8,123	219,211	3,688	—	—	231,022	—
Other comprehensive loss - derivative instruments	—	—	—	(2,689)	—	(2,689)	—
Issuance of units	—	(264)	—	—	—	(264)	1,482
Units repurchased and retired	—	(2,921)	—	—	—	(2,921)	—
Exercise of unit options	—	916	—	—	—	916	—
General partner units issued in exchange for limited partner units	(4,444)	4,444	—	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915	(1,915)
Redeemable units fair market value adjustment	—	561	—	—	—	561	(561)
Adjustment for limited partners' capital at redemption value	(153)	153	—	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—	—
Amortization of unearned compensation	—	12,904	—	—	—	12,904	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($3.7275 per unit)	(15,159)	(424,302)	—	—	—	(439,461)	—
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170	$9,414
See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$231,022	$340,536	$224,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490,995	494,540	323,283
Loss (gain) on sale of depreciable real estate assets	39	(127,386)	(80,397)
Gain on sale of non-depreciable real estate assets	(4,532)	(21)	(2,171)
Stock compensation expense	12,444	10,570	11,486
Amortization of debt premium and debt issuance costs	(4,990)	(9,810)	(9,820)
Net change in operating accounts and other	9,314	(47,629)	18,221
Net cash provided by operating activities	734,292	660,800	485,004

Cash flows from investing activities:
Purchases of real estate and other assets	(129,487)	(136,065)	(339,186)
Capital improvements, development and other	(254,715)	(343,890)	(183,977)
Distributions from real estate joint ventures	775	—	1,778
Contributions to affiliates	(2,905)	(1,500)	—
Proceeds from disposition of real estate assets	19,982	187,245	296,410
Acquisition of Post Properties, net of cash acquired	—	—	(424,156)
Net cash used in investing activities	(366,350)	(294,210)	(649,131)

Cash flows from financing activities:
Proceeds from lines of credit	1,540,000	805,000	635,000
Repayments of lines of credit	(1,490,000)	(965,000)	(300,000)
Proceeds from notes payable	869,630	597,480	300,000
Principal payments on notes payable	(878,610)	(413,557)	(146,026)
Payment of deferred financing costs	(6,060)	(5,358)	(2,395)
Repurchase of common units	(2,921)	(4,782)	(2,019)
Debt prepayment and extinguishment costs	(60)	(1,659)	(139)
Proceeds from issuances of common units	585	1,557	291
Exercise of unit options	916	432	—
Distributions paid on common units	(434,928)	(409,948)	(261,502)
Distributions paid on preferred units	(3,688)	(3,688)	(924)
Net cash (used in) provided by financing activities	(405,136)	(399,523)	222,286

Net (decrease) increase in cash, cash equivalents and restricted cash	(37,194)	(32,933)	58,159
Cash, cash equivalents and restricted cash, beginning of period	88,867	121,800	63,641
Cash, cash equivalents and restricted cash, end of period	$51,673	$88,867	$121,800

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,259	$10,750	$33,536
Restricted cash	17,414	78,117	88,264
Total cash, cash equivalents and restricted cash	$51,673	$88,867	$121,800

Supplemental disclosure of cash flow information:
Interest paid	$184,834	$166,757	$144,843
Income taxes paid	2,550	2,366	1,582

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$8,581	$7,852	$31,491
Interest capitalized	2,047	7,238	2,073
Mark-to-market adjustment on derivative instruments	(6,436)	17,806	5,670
Fair value adjustment on debt assumed from the Post Properties merger	—	—	8,864
Loan assumption from the Post Properties merger	—	—	586,744
Purchase price for the Post Properties merger	—	—	4,006,586
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Consolidated Financial Statements
Years ended December 31, 2018, 2017 and 2016

1.	Organization and Summary of Significant Accounting Policies

Unless the context otherwise requires, all references to the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to "MAA" refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and, unless the context otherwise requires, "shareholders" refers to the holders of shares of MAA’s common stock. The common units of limited partnership interests in the Operating Partnership are referred to as "OP Units," and the holders of the OP Units are referred to as "common unitholders".

As of December 31, 2018, MAA owned 113,844,267 OP Units (or 96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

Management believes combining the notes to the consolidated financial statements of MAA and the Operating Partnership results in the following benefits:

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

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. Management believes it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the Company's real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

The presentations of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive income and redeemable common stock. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, noncontrolling interest, accumulated other comprehensive income and redeemable common units. Holders of OP Units (other than MAA and its subsidiaries) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2018, the Company owned and operated 303 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of December 31, 2018, the Company had three development communities under construction totaling 577 apartment units. Total expected costs for the three development projects are $118.5 million, of which $30.9 million had been incurred through December 31, 2018. The Company expects to complete two of the developments in the second half of 2019 and one development in the second half of 2020. Thirty of the Company's apartment communities include retail components with approximately 615,000 square feet of gross leasable space. The Company also has four commercial properties with approximately 260,000 square feet of combined gross leasable area. The Company’s multifamily and commercial properties are located across 17 states and the District of Columbia.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by the Company's management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 92.5% to 100% of all consolidated subsidiaries, including the Operating Partnership. The consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 92.5% to 100% of all consolidated subsidiaries. In management's opinion, all adjustments necessary for a fair presentation of the consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Noncontrolling Interests

As of December 31, 2018, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see below) and (2) noncontrolling interest related to its consolidated real estate entity (see "Investment in Consolidated Real Estate Entity" below). The noncontrolling interests in the accompanying consolidated financial statements relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA's common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 10 for additional details.

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

Revenue Recognition and Real Estate Sales Gain Recognition

The Company primarily leases multifamily residential apartment units under operating leases generally due on a monthly basis with terms of approximately one year or less, which are recorded as operating leases. Rental lease revenues are recognized in accordance with Accounting Standards Codification, or ASC, Topic 840, Leases, using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a straight-line basis over the reasonably assured lease term. Rental income represents approximately 93% of the Company's total revenues and includes gross market rent less adjustments for concessions, vacancy loss and bad debt.

Other non-lease revenues represent the remaining 7% of the Company's total revenues and are primarily driven by utility reimbursement revenues, which are generally recognized and due on a monthly basis as tenants obtain control of the service. The Company's primary sources of reimbursement revenues are from water and cable utility services, which produced revenues of $39.1 million and $29.8 million, respectively, for the year ended December 31, 2018, revenues of $38.3 million and $30.4 million, respectively, for the year ended December 31, 2017 and revenues of $31.1 million and $31.6 million, respectively, for the year ended December 31, 2016.

Other non-lease revenues are recognized in accordance with ASC Topic 606, Revenue Recognition, as a result of the Company's January 1, 2018 adoption of Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach. The guidance requires that revenue (outside of the scope of lease revenue accounting rules) is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. While ASU 2014-09 requires additional disclosure regarding the nature and timing of the Company's non-lease revenue transactions, which is provided here in Note 1 as well as Note 14, the adoption of the ASU did not have a material impact on the Company's consolidated financial statements or the Company's accounting policies and did not result in an opening adjustment to retained earnings. The Company elected the available practical expedients to the ASU’s requirement for disclosure on remaining performance obligations, which allow an entity to avoid disclosing the amount of the remaining performance obligations for contracts with an original expected duration of less than one year or those that meet the practical expedient in ASC Topic 606 that permits the entity to recognize revenue as invoiced. See Note 14 for the disaggregation of the Company's revenues.

Rental Costs

Costs associated with rental activities are expensed as incurred and include advertising expenses, which were $20.2 million, $18.8 million, and $13.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Real Estate Assets and Depreciation and Amortization

Real estate assets are carried at depreciated cost and consist of land, buildings and improvements and other and development and capital improvements in progress (see "Development Costs" below). Repairs and maintenance costs are expensed as incurred, while significant improvements, renovations, and recurring capital replacements are capitalized and depreciated over their estimated useful lives. Recurring capital replacements typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. In addition to these costs, the Company also capitalizes salary costs directly identifiable with renovation work. These expenditures extend the useful life of the property and increase the property’s fair market value. The cost of interior painting and blinds are typically expensed as incurred.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as "Development and capital improvements in progress" during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to "Buildings and improvements and other" as real estate held for investment.

Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, salaries and real estate taxes) during the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $11.0 million and $2.7 million, respectively. Certain costs associated with the lease-up of development projects, including cost of model units, furnishings and signs, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

Acquisition of Real Estate Assets

In accordance with ASC Topic 805, Business Combinations, most acquisitions of operating properties qualify as an asset acquisition. Accordingly, the cost of the real estate acquired, including acquisition costs, is allocated to the acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis. Acquisition costs include appraisal fees, title fees, broker fees and other legal costs to acquire the property.

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

For residential leases, the fair value of the in-place leases and resident relationships is amortized over six months, which represents the estimated remaining term of the tenant leases. For commercial leases, the fair value of in-place leases and resident relationships is amortized over the remaining term of the commercial leases. The net amount of these lease intangibles included in "Other assets" totaled $3.9 million and $7.1 million as of December 31, 2018, and 2017, respectively. For the accounting policy on larger, portfolio style acquisitions which qualify as business combinations (rather than asset acquisitions), see Note 2.

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

Investment in Unconsolidated Affiliates

Through its investment in a limited liability company, or the Apartment LLC, the Company together with an institutional investor indirectly owns one apartment community, Post Massachusetts Avenue, located in Washington, D.C.  The Company owned a 35.0% equity interest in the unconsolidated real estate joint venture as of December 31, 2018 and provides property and asset management services to the Apartment LLC for which it earns fees. The joint venture was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the Apartment LLC using the equity method of accounting as the Company is able to exert significant influence over the joint venture but does not have a controlling interest. As of December 31, 2018, the Company's investment in the Apartment LLC totaled $44.2 million.

In September 2017, a subsidiary of the Operating Partnership invested in a limited partnership, Real Estate Technology Ventures, L.P. As of December 31, 2018, Operating Partnership indirectly owned 20.7% of the limited partnership. The limited partnership was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the limited partnership using the equity method of accounting as the investment is considered more than minor. As of December 31, 2018, the Company's investment in the limited partnership totaled $3.8 million and is included in "Other assets" in the accompanying Consolidated Balance Sheet. As of December 31, 2018, the Company was committed to make additional capital contributions totaling $13.6 million if and when called by the general partner of the limited partnership and until September 2022.

Investment in Consolidated Real Estate Entity

The Company owns a 92.5% equity interest in a consolidated real estate entity that developed, constructed and operates a 359-unit apartment community in Denver, Colorado. The owner of the remaining 7.5% equity interest, a private real estate company, was generally responsible for the development and construction of the community, which was completed during the year ended December 31, 2018. The Company will continue to operate and manage the community. The entity was determined to be a VIE with the Company designated as the primary beneficiary. As a result, the accounts of the entity are consolidated by the Company. As of December 31, 2018, the consolidated assets and liabilities included buildings and improvements and other, net of accumulated depreciation, of $70.5 million; land of $14.9 million and accrued expenses and other liabilities of $1.2 million.

Cash and Cash Equivalents

Investments in money market accounts and certificates of deposit with original maturities of three months or less are considered to be cash equivalents.

 Restricted Cash

Restricted cash consists of security deposits required to be held separately, escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves, and exchanges under Section 1031(b) of the Internal Revenue Code of 1986, as amended, or the Code. Section 1031(b) exchanges are presented within cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows.

Other Assets

Other assets consist primarily of receivables and deposits from residents, the value of derivative contracts, deferred rental concessions, deferred financing costs relating to lines of credit and other prepaid expenses. Also included in other assets are the fair market value of in-place leases and resident relationships, net of accumulated amortization.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividends payable, accrued real estate taxes, accrued interest payable, accrued loss contingencies (see Note 12), accounts payable, fair market value of interest rate swaps (see Note 7), security deposits not related to restricted cash, other accrued expenses, and unearned income. Significant accruals include accrued dividends payable of $113.2 million and $108.7 million as of December 31, 2018 and 2017, respectively; accrued real estate taxes of $123.5 million and $99.6 million as of December 31, 2018 and 2017, respectively; unearned income of $41.1 million and $40.8 million as of December 31, 2018 and 2017, respectively; accrued loss contingencies of $8.7 million and $32.1 million as of December 31, 2018 and 2017, respectively; security deposits of $18.7 million and $19.1 million as of December 31, 2018 and 2017, respectively; and accrued interest payable of $15.1 million and $18.1 million as of December 31, 2018 and 2017, respectively.

Income Taxes

MAA has elected to be taxed as a REIT under the Code and intends to continue to operate in such a manner. The current and continuing qualification as a REIT depends on MAA's ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain requirements with respect to the nature and diversity of MAA’s assets and sources of MAA’s gross income. As long as MAA qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. This treatment substantially eliminates the "double taxation" (i.e., income taxation at both the corporate and shareholder levels) that generally results from an investment in a corporation. Even if MAA qualifies as a REIT, MAA may be subject to United States federal income and excise taxes in certain situations, such as if MAA fails to distribute timely all of its taxable income with respect to a taxable year. MAA also will be required to pay a 100% tax on any net income on non-arm’s length transactions between MAA and one of its taxable REIT subsidiaries, or TRS. Furthermore, MAA and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which MAA transacts business or its shareholders reside, and the applicable state and local tax laws may not conform to the United States federal income tax treatment. Any taxes imposed on MAA would reduce its operating cash flows and net income.

The Company has elected TRS status for certain of its corporate subsidiaries. As a result, the TRS incur both federal and state income taxes on any taxable income after consideration of any net operating losses. The TRS use the liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. See Note 8 for additional disclosures regarding income taxes.

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, if any; to its impairment valuation analysis of real estate assets; to its disclosure of the fair value of financial instruments, principally indebtedness; and to its derivative financial instruments.  Fair value disclosures required under ASC Topic 820 as well as the Company's derivative accounting policies are summarized in Note 7 utilizing the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
Level 3 - Unobservable inputs for the assets or liability.

Assets Held for Sale

The Randal Park land parcel that met the criteria for held for sale classification and comprised the asset held for sale balance as of December 31, 2017, was sold during the first quarter of 2018 as detailed in Note 15.

Impact of Recently Adopted Accounting Standards on Consolidated Statements of Cash Flows

Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain types of cash receipts and cash payments are to be presented and classified in the statement of cash flows. Management determined that three of the eight transactions in the ASU are relevant to the Company and its cash flows and include debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims and distributions received from equity method investees. Upon adoption of ASU 2016-15, net cash provided by operating activities increased by $1.9 million and $0.6 million, respectively, net cash used in investing activities decreased by $0.2 million and $0.5 million, respectively, and net cash used in financing activities decreased by $1.7 million and $0.1 million, respectively, in the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, effective January 1, 2018. The ASU required restricted cash to be presented within cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flow with retrospective adjustments to all periods presented. The Company previously reported the change in restricted cash within the operating and investing activities in the consolidated statement of cash flows. Upon adoption, cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016 increased by $78.1 million and $88.3 million, respectively, to reflect the restricted cash balances. Additionally, net cash provided by operating activities increased by $0.4 million and $0.3 million, respectively, for the years ended December 31, 2017 and December 31, 2016. Net cash used in investing activities decreased by $10.6 million for the year ended December 31, 2017 and increased by $61.9 million for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

In 2016, the Financial Accounting Standards Board, or FASB, issued a new lease accounting standard, ASU 2016-02, Leases (Topic 842), which amends existing accounting standards and establishes new principles, presentation and disclosure requirements for lease accounting for both the lessee and lessor. Under the new standard, lessors will use an approach that is substantially equivalent to existing guidance but aligned with the recently adopted revenue recognition standard, while lessees will be required to record most leases on the balance sheet and recognize lease expense in the income statement in a manner similar to current practice. The new standard requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for all leases with terms of more than twelve months. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement.

The Company has completed its analysis of lease revenues and the impact this standard will have on the Company. Management elected to apply the modified retrospective transition approach upon adoption of ASU 2016-02 on January 1, 2019. The adoption of the new lease standard has not resulted in significant changes in the accounting for the Company's lease revenues as the Company’s residential and retail/commercial leases, where it is the lessor, will continue to be accounted for as operating leases. Management has elected available practical expedients that provide lessors an option to not separate lease and non-lease components when certain criteria are met, and instead, allows for those components to be accounted for as a single lease component.

The Company is the lessee under certain ground, office, equipment and other operating leases and is required to recognize a right-of-use asset and a corresponding lease obligation on its Consolidated Balance Sheets for those leases effective January 1, 2019.  Based on its election of available practical expedients, the Company is not required to reassess the classification of existing leases; therefore, these leases will continue to be accounted for as operating leases. Upon adoption of the standard on January 1, 2019, the Company expects to recognize total right-of-use assets of approximately $43 million and related lease obligations of approximately $33 million. The guidance does require additional disclosures regarding the nature and timing of the Company's lease transactions upon adoption, which will be included in the Company's first quarter Quarterly Report on Form 10-Q filing in 2019.

2.     Business Combinations

The Company completed the merger with Post Properties, Inc., or Post Properties on December 1, 2016, acquiring 61 wholly-owned apartment communities, six apartment communities that were under development at the date of the merger and one apartment community held in an unconsolidated entity. Post Properties had operations in ten markets across the United States. In addition to the apartment communities, the Company also acquired four commercial properties. The consolidated net assets and results of operations of Post Properties are included in the Company's consolidated financial statements from the closing date going forward.

The total purchase price of approximately $4.0 billion was determined based on the number of shares of Post Properties' common stock, the number of shares of Post Properties’ 8 1/2% Series A Cumulative Redeemable Preferred Stock, and the number of units of Post Apartment Homes, L.P., or Post LP, Class A Units of limited partnership interest outstanding as of December 1, 2016, in addition to cash consideration provided by the Operating Partnership immediately prior to the merger to retire a $300.0 million unsecured term loan and a $162.0 million line of credit. The total purchase price also included $2.0 million of other consideration, a majority of which related to assumed stock compensation plans.

Each share of Post Properties common stock was converted into the right to receive 0.71 of a newly issued share of MAA common stock, including the right, if any, to receive cash in lieu of fractional shares of MAA common stock. In addition, each limited partner interest in Post LP designated as a Class A Unit automatically converted into the right to receive 0.71 of a newly issued limited partnership unit of MAALP. Also, each share of Post Properties' 8 1/2% Series A Cumulative Redeemable Preferred Stock was automatically converted into the right to receive one newly issued share of MAA's 8.50% Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share, which is referred to as MAA Series I preferred stock. In all cases in which MAA’s common stock price was a determining factor in arriving at final consideration for the merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on December 1, 2016 ($91.41 per share). At the date of acquisition, the MAA Series I preferred stock consideration was valued at $77.02 per share, which included a $14.24 per share bifurcated call option (See Notes 7 and 9). As a result of the merger, the Company issued approximately 38.0 million shares of MAA common stock, approximately 80,000 OP Units, and 867,846 newly issued shares of MAA’s Series I preferred stock.

The merger was accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values. For larger, portfolio style acquisitions, such as the Post Properties merger, management engages a third party valuation specialist to assist with the fair value assessment, which includes an allocation of the purchase price. Similar to management's methods, the third party generally uses cash flow analysis as well as an income approach and a market approach to determine the fair value of assets acquired. The third party specialist uses stabilized NOI and market specific capitalization and discount rates. Management reviews the inputs used by the third party specialist as well as the allocation of the purchase price provided by the third party specialist to ensure reasonableness and the procedures are performed in accordance with management's policies. The allocation of the purchase price valuation described above required a significant amount of judgment and represented management's best estimate of the fair value as of the acquisition date. The following final purchase price allocation for the Post Properties merger was based on the Company's valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed. The following table summarizes the final purchase price allocation as of the date of the Post Properties merger (in thousands):

December 1, 2016
Land	$874,616
Buildings and improvements and other	3,479,483
Development and capital improvements in progress	183,881
Undeveloped land	24,200
Investment in real estate joint venture	44,435
Cash and cash equivalents	34,292
Restricted cash	3,608
Other assets	94,899
Total assets acquired	4,739,414
Notes payable	(595,609)
Accrued expenses and other liabilities	(132,906)
Total liabilities assumed, including debt	(728,515)
Noncontrolling interest - consolidated real estate entity	(2,306)
Total purchase price	$4,008,593

The allocation of fair values of the assets acquired and liabilities assumed has not changed from the allocation reported in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018. In connection with the Post Properties merger, the Company incurred total merger and integration related expenses of $9.1 million, $20.0 million, and $40.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amounts were expensed as incurred and are included in the Consolidated Statements of Operations in "Merger and integration expenses". Merger related expenses primarily consisted of severance and professional costs, and integration related expenses primarily consisted of temporary systems, staffing, and facilities costs.

3.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income available to MAA common shareholders by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share. For the years ended December 31, 2018, 2017 and 2016, MAA's basic earnings per share was computed using the two-class method and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or the two-class method as presented below (dollars and shares in thousands, except per share amounts):

	2018		2017		2016
Calculation of Earnings per common share - basic
Net income	$231,022		$340,536		$224,402
Net income attributable to noncontrolling interests	(8,123)		(12,157)		(12,180)
Unvested restricted stock (allocation of earnings)	(291)		(535)		(572)
Preferred dividends	(3,688)		(3,688)		(307)
Net income available for common shareholders, adjusted	$218,920		$324,156		$211,343

Weighted average common shares - basic	113,638		113,407		78,502
Earnings per common share - basic	$1.93		$2.86		$2.69
Calculation of Earnings per common share - diluted
Net income	$231,022		$340,536		$224,402
Net income attributable to noncontrolling interests	(8,123)	(1)	(12,157)	(1)	(12,180)	(1)
Preferred dividends	(3,688)		(3,688)		(307)
Net income available for common shareholders, adjusted	$219,211		$324,691		$211,915

Weighted average common shares - basic	113,638		113,407		78,502
Effect of dilutive securities	198		280		298
Weighted average common shares - diluted	113,836		113,687		78,800
Earnings per common share - diluted	$1.93		$2.86		$2.69
(1) For the years ended December 31, 2018, 2017 and 2016, 4.1 million, 4.2 million and 4.2 million OP Units and their related income, respectively, are not included in the diluted earnings per share calculations as they are not dilutive.

4.    Earnings per OP Unit of MAALP

Basic earnings per common unit is computed by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per common unit. Diluted earnings per common unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per common unit computations for the years ended December 31, 2018, 2017 and 2016 is presented below (dollars and units in thousands, except per unit amounts):

	2018	2017	2016
Calculation of Earnings per common unit - basic
Net income	$231,022	$340,536	$224,402
Unvested restricted stock (allocation of earnings)	(291)	(535)	(574)
Preferred unit distributions	(3,688)	(3,688)	(307)
Net income available for common unitholders, adjusted	$227,043	$336,313	$223,521

Weighted average common units - basic	117,777	117,617	82,661
Earnings per common unit - basic	$1.93	$2.86	$2.70
Calculation of Earnings per common unit - diluted
Net income	$231,022	$340,536	$224,402
Preferred unit distributions	(3,688)	(3,688)	(307)
Net income available for common unitholders, adjusted	$227,334	$336,848	$224,095

Weighted average common units - basic	117,777	117,617	82,661
Effect of dilutive securities	198	280	298
Weighted average common units - diluted	117,975	117,897	82,959
Earnings per common unit - diluted	$1.93	$2.86	$2.70

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

MAA’s stock compensation plans consist of a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the Second Amended and Restated 2013 Stock Incentive Plan, or the Stock Plan, which was approved at the 2018 annual meeting of MAA shareholders. The Stock Plan allows for the grant of restricted stock and stock options up to 2,000,000 shares. MAA believes that such awards better align the interests of its employees with those of its shareholders.

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

Total compensation expense under the Stock Plan was $12.9 million, $10.8 million and $12.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Of these amounts, total compensation expense capitalized was $0.5 million, $0.2 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the total unrecognized compensation expense was $13.5 million. This cost is expected to be recognized over the remaining weighted average period of 1.1 years. Total cash paid for the settlement of plan shares totaled $2.9 million, $4.8 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Information concerning grants under the Stock Plan is provided below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, performance condition, or market condition, or a combination thereof, and generally vests ratably over a period from 1 year to 5 years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals such as funds from operations, or FFO, targets and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016, was $71.85, $84.53 and $73.20, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Risk free rate	1.61% - 2.14%	0.65% - 1.57%	0.49% - 1.27%
Dividend yield	3.884%	3.573%	3.634%
Volatility	15.05% - 17.18%	20.43% - 21.85%	18.41% - 19.45%
Requisite service period	3 years	3 years	3 years

The risk free rate was based on a zero coupon risk-free rate. The minimum risk free rate was based on a period of 0.25 years for the years ended December 31, 2018, 2017 and 2016. The maximum risk free rate was based on a period of 3 years for the years ended December 31, 2018, 2017 and 2016. The dividend yield was based on the closing stock price of MAA stock on the date of grant. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns, and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. The minimum volatility was based on a period of 1 year, 3 years and 2 years for the years ended December 31, 2018, 2017 and 2016, respectively. The maximum volatility was based on a period of 3 years, 1 year and 1 year for the years ended December 31, 2018, 2017 and 2016, respectively. The requisite service period is based on the criteria for the separate programs according to the vesting schedule.

A summary of the status of the nonvested restricted shares as of December 31, 2018, and the changes for the year ended December 31, 2018, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2018	180,692	$81.13
Issued	115,177	89.67
Vested	(106,434)	71.80
Forfeited	(1,658)	90.30
Nonvested as of December 31, 2018	187,777	$88.79

The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $7.6 million, $10.5 million and $5.1 million, respectively.

Stock Options

Stock options are earned when the employee remains employed over the requisite service period and vest ratably over a period from 0.3 years to 2.3 years. Stock options exercised result in new common shares being issued on the open market by the Company. The fair value of stock option awards is determined using the Black-Scholes or Monte Carlo valuation models. No stock options were granted during the years ended December 31, 2018 or 2017. During the year ended December 31, 2016, 108,198 fully vested stock options were granted with a weighted average grant date fair value of $18.08 per option as a result of options exchanged in the merger with Post Properties.

The following is a summary of the key assumptions used in the Monte Carlo valuation calculations for stock options granted during the year ended December 31, 2016:

2016
Risk free rate	0.64% - 2.63%
Dividend yield	3.81%
Volatility	21.02% - 21.57%
Expected term	1.11 - 2.11 years

The U.S. Treasury bill rate was used to represent the risk-free rate based on the expected life of the option. The current dividend yield at the time of grant was used to estimate the dividend yield over the life of the option. Volatility is based on the actual changes in the market value of MAA’s stock and is calculated using daily market value changes from the date of grant over a past period equal to the expected term of the stock options. The expected term represents an estimate of the period of time the stock options are expected to remain outstanding.

A summary of the status of the stock options as of December 31, 2018 and the changes for the year ended December 31, 2018 is presented below:

Stock Options	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2018	108,438	$72.93
Granted	—	—
Exercised	(17,823)	51.42
Expired	—	—
Outstanding as of December 31, 2018	90,615	$77.16

All options outstanding as of December 31, 2018 were exercisable and had an intrinsic value of $1.7 million with a weighted average remaining term of 5.9 years. There were 17,823 options and 21,006 options exercised during the years ended December 31, 2018 and 2017 respectively. Cash received from the exercise of stock options totaled $0.9 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2016, no cash was received from the exercise of stock options as no options were exercised.

6.    Borrowings

The following table summarizes the Company's outstanding debt as of December 31, 2018 and 2017 (dollars in thousands):

	Borrowed Balance		As of December 31, 2018
	December 31, 2018	December 31, 2017	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$540,000	$410,000	3.4%	4/15/2020
Fixed rate senior notes	2,642,000	2,292,000	4.0%	7/12/2025
Term loans fixed with swaps	300,000	550,000	2.3%	3/1/2022
Variable rate term loans	600,000	300,000	3.3%	1/22/2020
Fair market value adjustments, debt issuance costs and discounts	(28,698)	(26,235)
Total unsecured debt	$4,053,302	$3,525,765	3.7%
Fixed rate secured debt
Individual property mortgages	$476,161	$882,752	4.6%	2/23/2031
Variable rate secured debt (1)
Credit facility	$—	$80,000
Fair market value adjustments and debt issuance costs	(1,135)	13,540
Total secured debt	$475,026	$976,292	4.6%
Total outstanding debt	$4,528,328	$4,502,057	3.8%
(1) Includes capped balances.

Unsecured Revolving Credit Facility

MAALP maintains a $1.0 billion unsecured credit facility with a syndicate of banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and, as of December 31, 2018, the interest rate was 3.42%. The KeyBank Facility expires in April 2020 with an option to extend for an additional six months. As of December 31, 2018, MAALP had $540.0 million outstanding under the KeyBank facility with another $4.2 million of additional capacity used to support outstanding letters of credit.

Senior Unsecured Notes

As of December 31, 2018, MAALP had approximately $2.4 billion in principal amount of publicly issued senior unsecured notes and $242.0 million of privately placed senior unsecured notes. The senior unsecured notes had maturities at issuance ranging from seven to twelve years, with an average of 6.5 years remaining until maturity as of December 31, 2018.

In May 2018, MAALP publicly issued $400.0 million in aggregate principal of senior unsecured notes, maturing June 2028 with an interest rate of 4.20% per annum, or the 2028 Notes. The purchase price paid by the initial purchasers was 99.403% of the principal amount. The 2028 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The net proceeds from the offering, after deducting the original issue discount of $2.4 million and underwriting commissions and expenses of $2.6 million, were $395.0 million. The 2028 Notes have been reflected net of discount and debt issuance costs in the Consolidated Balance Sheets as of December 31, 2018. In connection with the issuance of the 2028 Notes, MAALP cash settled $200.0 million in forward interest rate swap agreements, which were entered into earlier in the year to effectively lock the interest rate on a portion of the planned transaction, resulting in an effective interest rate of 4.21% over the 10 year life of the 2028 Notes.

In July 2018, MAALP retired a $50.0 million tranche of senior unsecured private placement notes at maturity.

Unsecured Term Loans

MAALP maintains four term loans with a syndicate of banks, one led by KeyBank National Association, or KeyBank, two by Wells Fargo Bank, N.A., or Wells Fargo, and one by U.S. Bank National Association, or U.S. Bank. The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75%

based on the Company's credit ratings. Both Wells Fargo term loans have balances of $300.0 million, mature in 2022 and 2019, respectively, and have variable interest rates of LIBOR plus spreads of 0.90% to 1.75% and 0.75% to 1.65%, respectively, based on the Company's credit ratings. The interest rate of the Wells Fargo term loan due in 2022 is fixed at 2.32% with a forward swap through the swap's maturity date, January 2020. See Note 7 for additional details on cash flow hedges of interest rate risk. The Wells Fargo term loan due in 2019 was entered into by the Company in December 2018. The U.S. Bank term loan has a balance of $150.0 million, matures in 2020, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.90% based on the Company's credit ratings.

In August 2018, MAALP retired a $250.0 million unsecured term loan with Wells Fargo at maturity.

Secured Property Mortgages

As of December 31, 2018, MAALP had $476.2 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.6% and a weighted average maturity in 2031.

In December 2018, MAALP entered into a $172.0 million mortgage with a fixed rate of 4.44% associated with five apartment communities. The mortgage is scheduled to mature in January 2049.

In February 2018, MAALP retired a $38.3 million mortgage associated with an apartment community. The mortgage was scheduled to mature in May 2018.

In November 2018, MAALP retired a $350.0 million mortgage associated with eighteen apartment communities. The mortgage was scheduled to mature in February 2019.

In December 2018, MAALP retired a $179.7 million mortgage associated with five apartment communities. The mortgage was scheduled to mature in February 2019.

In addition to these retirements, MAALP paid $10.6 million associated with property mortgage principal amortizations during the year ended December 31, 2018.

Secured Credit Facility

In December 2018, MAALP retired its secured credit facility, an $80.0 million secured credit facility with Prudential Mortgage Capital, which was credit enhanced by the Federal National Mortgage Association.

Schedule of Maturities

The following table includes scheduled principal repayments on the Company's outstanding borrowings as of December 31, 2018, as well as the amortization of the fair market value of debt assumed, debt discounts and issuance costs (in thousands):

Year	Maturities	Amortization	Total
2019	$333,115	$2,583	$335,698
2020	842,456	1,291	843,747
2021	340,618	(2,138)	338,480
2022	667,000	(2,713)	664,287
2023	362,250	(2,023)	360,227
Thereafter	1,992,018	(6,129)	1,985,889
	$4,537,457	$(9,129)	$4,528,328

Guarantees

As of December 31, 2018, MAA fully and unconditionally guaranteed $242.0 million of the privately placed senior unsecured notes issued by MAALP.

7.    Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of December 31, 2018 and December 31, 2017, totaled $3.1 billion and $3.2 billion, respectively, and had estimated fair values of $3.1 billion and $3.3 billion (excluding prepayment penalties) as of December 31, 2018 and December 31, 2017, respectively. The carrying values of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) as of December 31, 2018 and December 31, 2017, totaled $1.1 billion and $1.3 billion, respectively, and had estimated fair values of $1.1 billion and $1.3 billion (excluding prepayment penalties) as of December 31, 2018 and December 31, 2017, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded that these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company uses interest rate swaps to add stability to interest expense and to manage, or hedge, its exposure to interest rate movements associated with our variable rate debt or as hedges in anticipation of future debt transactions. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair value of interest rate derivative contracts designated as hedging instruments recorded in "Other assets" in the accompanying Consolidated Balance Sheets was $3.7 million and $3.6 million as of December 31, 2018 and December 31, 2017, respectively. The fair value of interest rate derivative contract liabilities recorded in "Accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheets was $5.3 million and $1.3 million as of December 31, 2018 and December 31, 2017, respectively.

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

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to "Other non-operating (income) expense" in the accompanying Consolidated Statements of Operations. As a result of mark-to-market adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset during the year ended December 31, 2018, the fair value of the embedded derivative asset decreased to $18.6 million as of December 31, 2018 as compared to $21.2 million as of December 31, 2017.

The Company has determined the majority of the inputs used to value its outstanding debt and derivatives, including its embedded derivative, fall within Level 2 of the fair value hierarchy, and as a result, the fair market valuation of its debt and all of its derivatives held as of December 31, 2018 and December 31, 2017 were classified as Level 2 in the fair value hierarchy. The Company’s derivative financial instruments and their related gains and losses are reported in "Net change in operating accounts and other" in the accompanying Consolidated Statements of Cash Flows.

 Cash Flow Hedges of Interest Rate Risk

As of January 1, 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which clarifies hedge accounting requirements, improves disclosure of hedging arrangements and better aligns risk management activities and financial reporting for hedging relationships. The Company adopted the standard using a modified retrospective approach via the elimination of the previously recorded cumulative ineffectiveness for cash flow and net investment hedges existing at date of adoption as a cumulative-effect adjustment of $0.2 million to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The adoption of the ASU did not have a material impact on the consolidated financial statements or the Company's accounting policies.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive (loss) income" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In conjunction with the adoption of ASU 2017-12, as long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship. Amounts reported in "Accumulated other comprehensive (loss) income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $2.8 million will be reclassified to earnings as a reduction to "Interest expense", which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

As of December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps (1)	10	$600,000

(1)
Includes six forward rate swaps totaling $300.0 million, which hedge the first 10 years of interest payments on debt the Company anticipates issuing in 2019. These swaps are not included in the debt discussion in Note 6.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OC(L)I into Income	Gain (Loss) Reclassified from Accumulated OC(L)I into Interest Expense(1)
Year ended December 31,	2018	2017	2016		2018	2017	2016
Interest rate contracts	$(751)	$319	$(1,500)	Interest expense	$1,938	$(730)	$(4,364)

(1)	See the Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive (loss) income as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	(Loss) Gain Recognized in Earnings on Derivative
For the year ended December 31,		2018	2017	2016
Preferred stock embedded derivative	Other non-operating (income) expense	$(2,576)	$8,807	$—

Credit-Risk-Related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2018, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements at the termination value of $5.5 million as of December 31, 2018. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

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

Taxable REIT Subsidiaries

A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRS did not generate any material taxable income or income tax expense for the years ended December 31, 2018, 2017 and 2016. The Company’s TRS generally provide the Company with third party services (payroll and other services) for which the Company reimburses its TRS. All intercompany transactions are eliminated in the accompanying consolidated financial statements.

For the years ended December 31, 2018, 2017 and 2016, the reconciliation of income tax attributable to continuing operations for the TRS computed at the U.S. statutory rate to the income tax provision was as follows (in thousands):

	2018	2017	2016
Tax expense at U.S. statutory rates on TRS income subject to tax	$115	$2,177	$3,185
Valuation allowance	127	(2,177)	(3,185)
TRS income tax provision	$242	$—	$—

Income tax expense for the years ended December 31, 2018, 2017 and 2016 was $2.6 million, $2.6 million and $1.7 million, respectively, and is presented in “Income tax expense” in the accompanying Consolidated Statements of Operations. Income tax expense primarily relates to the Texas-based margin tax for all Texas apartment communities in addition to the Company’s TRS income tax provision discussed above.

The Company’s deferred tax asset and liability balances as of December 31, 2018 and 2017 were immaterial. The Company had no reserve for uncertain tax positions for the years ended December 31, 2018 and 2017, and management does not believe there will be any material changes in the Company's unrecognized tax positions over the next 12 months. If necessary, the Company accrues interest and penalties on unrecognized tax benefits as a component of income tax expense.

As of December 31, 2018 and 2017, the Company held federal NOL carryforwards of $71.5 million for income tax purposes that expire in years 2019 to 2033. Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards before utilization. The Company may use these NOLs to offset all or a portion of the taxable income generated at the REIT level. Tax years 2015 through 2018 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2018, 2017 and 2016, dividends per share held for the entire year were estimated to be taxable as follows:

	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$3.66	99.3%	$2.79	80.2%	$3.28	100%
Capital gain	0.02	0.6%	0.31	8.9%	—	—%
Un-recaptured Section 1250 gain	0.01	0.1%	0.38	10.9%	—	—%
	$3.69	100.00%	$3.48	100.00%	$3.28	100.00%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties.

U.S. Tax Reform

In December 2017, the Tax Cuts and Jobs Act, or the Act, was enacted in the United States, requiring companies to account in

2017 for the current and future effects of the legislative changes. As REITs are pass-through entities for the purpose of U.S. federal taxation, the legislative changes created by the Act are largely not applicable to the Company. Generally, the effects to REITs resulting from the Act include a reduction in the TRS federal statutory tax rate to 21% and a one-time inclusion in REIT taxable income of foreign subsidiary earnings. As noted above, the Company's TRS recognized no material taxable income in 2018 and 2017, and the Company has no foreign subsidiaries. Management has concluded there was no material effect to the Company’s consolidated financial statements from either a tax or financial statement perspective as a result of the Act.

9.    Shareholders' Equity of MAA

As of December 31, 2018, 113,844,267 shares of common stock of MAA and 4,111,301 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,955,568 common shares and units. As of December 31, 2017, 113,643,166 shares of common stock of MAA and 4,191,586 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,834,752 common shares and units.

Preferred Stock

As of December 31, 2018, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

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

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A OP Units have the ability to reinvest all or part of their distributions from the Operating Partnership into MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in MAA's common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA currently has registered with the SEC the offer and sale of up to 1,940,500 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount. Shares of MAA's common stock totaling 9,721 in 2018, 9,568 in 2017, and 7,906 in 2016 were acquired by participants under the DRSPP. MAA did not offer a discount for optional cash purchases in 2018, 2017 or 2016.

10.    Partners' Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of December 31, 2018, there were 117,955,568 OP Units outstanding, 113,844,267, or 96.5%, of which represent Class B OP Units (common units issued to or held by MAALP's general partner or any of its subsidiaries), which were owned by MAA, MAALP's general partner. The remaining 4,111,301 OP Units were Class A OP Units owned by Class A limited partners. As of December 31, 2017, there were 117,834,752 OP Units outstanding, 113,643,166, or 96.4%, of which were owned by MAA and 4,191,586 of which were owned by the Class A limited partners.

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

Under the Partnership Agreement, MAALP may issue Class A OP Units and Class B OP Units. Class A OP Units are any OP Units other than Class B OP Units, while Class B OP Units are those issued to or held by MAALP's general partner or any of its subsidiaries. In general, the limited partners do not have the power to participate in the management or control of MAALP's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

Net income (after allocations to preferred ownership interests) is allocated to the general partner and limited partners based on their respective ownership percentages of MAALP. Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners. The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to MAALP in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, MAALP generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of MAALP. Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

As of December 31, 2018, a total of 4,111,301 Class A OP Units were outstanding and redeemable for 4,111,301 shares of MAA common stock, with an approximate value of $393.5 million, based on the closing price of MAA’s common stock on December 31, 2018 of $95.70 per share. As of December 31, 2017, a total of 4,191,586 Class A OP Units were outstanding and redeemable for 4,191,586 shares of MAA common stock, with an approximate value of $421.5 million, based on the closing price of MAA’s common stock on December 31, 2017 of $100.56 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of December 31, 2018, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I Preferred Units.  The MAALP Series I Preferred Units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of December 31, 2018, 867,846 units of the MAALP Series I Preferred Units were outstanding.

11.     Employee Benefit Plans

The following provides details of the employee benefit plans not previously discussed in Note 5.

401(k) Savings Plans

MAA's 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. Subsequent to the merger with Post Properties, eligible employees of Post Properties continued to actively participate in the Post Properties 401(k) Plan, which also is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA's Board of Directors has the discretion to approve matching contributions to these plans. MAA recognized expense from these plans of $3.2 million, $2.8 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Non-Qualified Executive Deferred Compensation Retirement Plan

MAA has adopted the MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated effective January 1, 2016, or the Deferred Compensation Plan, for certain executive employees. Under the terms of the Deferred Compensation Plan, employees may elect to defer a percentage of their compensation and bonus, and MAA may, but is not obligated to, match a portion of the employees' salary deferral. MAA recognized expense on its match to the Deferred Compensation Plan for the years ended December 31, 2018, 2017 and 2016 of $0.3 million, $0.2 million and $0.1 million, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

MAA has adopted the Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended effective November 20, 2010, or the Directors Deferred Compensation Plan, which allows non-employee directors to defer their director fees by having the fees held by MAA as shares of MAA's common stock. Directors can also choose to have their annual restricted stock grants issued into the Directors Deferred Compensation Plan. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board. Participating directors may choose to have the amount issued to them in shares of MAA's common stock or paid to them as cash at the market value of MAA's common stock as of the end of the year the director ceases to serve on the board.

For the years ended December 31, 2018, 2017 and 2016, directors deferred 12,240 shares, 12,293 shares and 10,166 shares of common stock, respectively, with weighted-average grant date fair values of $92.63, $101.34 and $97.99, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares for the years ended December 31, 2018, 2017 and 2016.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all Participants with an account balance under the ESOP became 100% vested. The Company did not contribute to the ESOP during 2018, 2017 or 2016. As of December 31, 2018, there were 139,436 shares outstanding with a fair value of $13.3 million.

12.     Commitments and Contingencies

Land and Equipment Leases

The Company has a ground lease expiring in 2074 related to one of its apartment communities acquired in the merger with Post Properties. This lease contains stated rent increases that generally compensate for the impact of inflation.  The Company also has office, equipment and other operating leases.  Future minimum lease payments for non-cancelable land, equipment and other operating leases as of December 31, 2018 were as follows (in thousands):

Minimum Lease Payments
2019	$2,729
2020	2,744
2021	2,771
2022	2,767
2023	2,761
Thereafter	68,516
Total	$82,288

Legal Proceedings

In September 2010, the United States Department of Justice, or DOJ, filed suit against Post Properties (and by virtue of the merger with Post Properties, MAA) in the United States District Court for the District of Columbia alleging that certain of Post Properties’ apartments violated accessibility requirements of the Fair Housing Act, or FHA, and the Americans with Disabilities Act of 1990, or ADA. The DOJ sought, among other things, an injunction against MAA, requiring MAA to retrofit the properties and comply with FHA and ADA standards in future design and construction, as well as monetary damages and civil penalties. In October 2018, MAA and the DOJ reached an agreement in principle to settle the lawsuit. In November 2018, the settlement agreement was fully executed. In December 2018, a stipulation of dismissal of the case with prejudice was filed with the District Court, concluding the case.

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that the Company (but not Post Properties) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent. The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification. The Company also intends to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. The Company will continue to vigorously defend the action and pursue such appeals.  Management estimates that the Company's maximum exposure in the lawsuit, given the recent class certification and summary judgment ruling, is $54.6 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties (and, following the Post Properties merger, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiff.  Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company's petition to review the District Court's order granting class certification. The Company also intends to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. The Company will continue to vigorously defend the action and pursue such appeals. Management estimates that the Company's maximum exposure in the lawsuit, given the recent class certification and summary judgment ruling, is $8.4 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

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

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involves a series of complex judgments about future events. Among the factors considered in this assessment, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, management's experience in similar matters, the facts available to management at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. Management's assessment of these factors may change over time as individual proceedings or claims progress. For matters where management is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are ultimately expected to be resolved through negotiation and settlement have not reached the point where management believes a reasonable estimate of loss, or range of loss, can be made. The Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

As of December 31, 2018 and December 31, 2017, the Company's accrual for loss contingencies relating to unresolved legal matters was $8.7 million and $32.1 million in the aggregate, respectively. The loss contingencies are presented in "Accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheets.

13.    Related Party Transactions

The Company holds investments in unconsolidated affiliates accounted for under the equity method of accounting. All significant intercompany transactions were eliminated in the accompanying consolidated financial statements.

The cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a payable to MAA, its general partner, of $19,000 as of December 31, 2018 and December 31, 2017, respectively. The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.

14.     Segment Information

As of December 31, 2018, the Company owned and operated 303 multifamily apartment communities in 17 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company's chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis.  This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following reflects the two reportable segments for the Company:

•	Same Store communities are communities that the Company has owned and have been stabilized for at least a full 12 months as of the first day of the calendar year.

•
Non-Same Store and Other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have incurred a significant casualty loss. Also included in Non-Same Store and Other are non-multifamily activities.

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

The chief operating decision maker utilizes NOI in evaluating the performance of its operating segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. Management believes that NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Effective January 1, 2018, the Company revised its reportable segment presentation. The revision eliminated the distinction between large and secondary same store markets and combined the two previously reported segments into the Same Store reportable segment referred to above. The communities acquired in the merger with Post Properties became eligible for the same store designation on January 1, 2018 as the properties had been owned and stabilized for a full 12 months and are predominantly located in large markets, resulting in a more homogeneous property portfolio in terms of market dynamics. The chief operating decision maker no longer makes decisions about capital resource allocations and does not assess operating performance by large and secondary same store markets. Further, the chief operating decision maker no longer reviews financial information segregating the Company’s operating segments into large and secondary same store markets. The change in the Company’s portfolio caused the distinction between large and secondary markets to no longer be meaningful. As a result, the Company now discloses two reportable segments: Same Store and Non-Same Store and Other. There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior year amounts have been revised to conform to the current year presentation shown below.

Revenues and NOI for each reportable segment for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016 (1)
Revenues:
Same Store
Rental revenues	$1,340,914	$1,313,836	$909,688
Reimbursable property revenues	89,281	88,774	74,814
Other property revenues	11,616	12,229	8,219
Total Same Store revenues	$1,441,811	$1,414,839	$992,721
Non-Same Store and Other
Rental revenues	$123,112	$105,865	$121,964
Reimbursable property revenues	5,483	5,282	8,733
Other property revenues	940	3,001	1,930
Total Non-Same Store and Other revenues	$129,535	$114,148	$132,627
Total rental and other property revenues	$1,571,346	$1,528,987	$1,125,348

Net Operating Income:
Same Store NOI	$905,756	$889,176	$620,567
Non-Same Store and Other NOI	71,002	63,080	81,425
Total NOI	976,758	952,256	701,992
Depreciation and amortization	(489,759)	(493,708)	(322,958)
Property management expenses	(47,633)	(43,588)	(34,093)
General and administrative expenses	(34,786)	(40,194)	(29,040)
Merger and integration expenses	(9,112)	(19,990)	(40,823)
Interest expense	(173,594)	(154,751)	(129,947)
(Loss) gain on sale of depreciable real estate assets	(39)	127,386	80,397
Gain on sale of non-depreciable real estate assets	4,532	21	2,171
Other non-operating income (expense)	5,434	14,353	(1,839)
Income tax expense	(2,611)	(2,619)	(1,699)
Income from real estate joint ventures	1,832	1,370	241
Net income attributable to noncontrolling interests	(8,123)	(12,157)	(12,180)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(307)
Net income available for MAA common shareholders	$219,211	$324,691	$211,915
(1) The 2016 column shows the segment break down based on the 2017 Same Store portfolio. A comparison using the 2018 Same Store portfolio would not be comparative due to the nature of the segment classifications.

Assets for each reportable segment as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Assets:
Same Store	$9,589,141	$9,864,321
Non-Same Store and Other	1,565,480	1,427,778
Corporate assets	169,160	199,820
Total assets	$11,323,781	$11,491,919

15.      Real Estate Acquisitions and Dispositions

The following table reflects the Company's acquisition activity for the year ended December 31, 2018:

Multifamily Acquisition	Market	Units	Date Acquired
Sync 36	Denver, CO	374	April 26, 2018

Commercial Acquisition	Market	Sq Ft	Date Acquired
Hue Retail(1)	Raleigh, NC	7,500	August 1, 2018

Land Acquisition	Market	Acres	Date Acquired
Westminster	Denver, CO	10	October 1, 2018
Long Point Road	Houston, TX	9	November 1, 2018
(1)     The Company acquired the ground floor retail portion of one of its existing multifamily apartment communities.

The following table reflects the Company's disposition activity for the year ended December 31, 2018:

Land Dispositions	Market	Acres	Date Sold
Craft Farms Residential	Gulf Shores, AL	3	January 24, 2018
Randal Park	Orlando, FL	34	February 27, 2018
Colonial Grand at Azure	Las Vegas, NV	29	April 19, 2018
Spring Hill	Atlanta, GA	10	July 2, 2018 and December 21, 2018

16.    Selected Quarterly Financial Information of MAA (Unaudited)

The following table reflects MAA's selected quarterly financial information for the year ended December 31, 2018 (dollars in thousands, except per share data):

	Year Ended December 31, 2018
	First	Second	Third	Fourth
Rental and other property revenues	$386,017	$390,073	$397,108	$398,148
Net income	50,820	61,981	54,704	63,517
Net income available for MAA common shareholders	48,097	58,885	51,869	60,360

Per share:
Earnings per common share - basic	$0.42	$0.52	$0.46	$0.53
Earnings per common share - diluted	0.42	0.52	0.46	0.53

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

17.    Selected Quarterly Financial Information of MAALP (Unaudited)

The following table reflects MAALP's selected quarterly financial information for the year ended December 31, 2018 (dollars in thousands, except per unit data):

	Year Ended December 31, 2018
	First	Second	Third	Fourth
Rental and other property revenues	$386,017	$390,073	$397,108	$398,148
Net income	50,820	61,981	54,704	63,517
Net income available for MAALP common unitholders	49,898	61,059	53,782	62,595

Per unit:
Earnings per common unit - basic	$0.42	$0.52	$0.46	$0.53
Earnings per common unit - diluted	0.42	0.52	0.46	0.53

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

18.     Subsequent Events

Disposition

In February 2019, MAALP closed on the disposition of a 0.4 acre land parcel located in the Atlanta, Georgia market, resulting in a net gain of $9.0 million on the sale of non-depreciable real estate assets recognized in the first quarter of 2019.

Financing

In February 2019, MAALP entered into a $191.3 million secured property mortgage with a fixed rate of 4.43%, maturing in February 2049.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2018
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$1,619	$2,640	$30,463	$33,103	$(7,815)	$25,288	2009	2011
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,761	22,079	—	3,875	3,761	25,954	29,715	(6,747)	22,968	2010	2013
Colonial Village at Trussville	Birmingham, AL	—		3,402	31,813	—	2,878	3,402	34,691	38,093	(8,256)	29,837	1996/97	2013
Eagle Ridge	Birmingham, AL	—		851	7,667	—	4,467	851	12,134	12,985	(7,908)	5,077	1986	1998
Colonial Grand at Traditions	Gulf Shores,AL	—		3,211	25,162	—	2,589	3,211	27,751	30,962	(7,063)	23,899	2007	2013
Colonial Grand at Edgewater	Huntsville, AL	—		4,943	38,673	—	4,374	4,943	43,047	47,990	(9,439)	38,551	1990	2013
Paddock Club at Providence	Huntsville, AL	—		909	10,152	830	14,269	1,739	24,421	26,160	(14,497)	11,663	1993	1997
Colonial Grand at Madison	Madison, AL	—		3,601	28,934	—	1,653	3,601	30,587	34,188	(7,467)	26,721	2000	2013
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	1,790	1,290	14,028	15,318	(3,117)	12,201	2008	2013
Colonial Grand at Liberty Park	Vestavia Hills, AL	—		3,922	30,977	—	5,387	3,922	36,364	40,286	(8,819)	31,467	2000	2013
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	2,930	7,901	30,112	38,013	(10,854)	27,159	2007	2008
Residences at Fountainhead	Phoenix, AZ	—		12,212	56,705	—	921	12,212	57,626	69,838	(4,515)	65,323	2015	2016
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	2,336	2,668	16,913	19,581	(5,888)	13,693	2007	2009
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	3,879	12,741	51,580	64,321	(21,278)	43,043	2005	2006
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,219	26,255	—	1,755	4,219	28,010	32,229	(6,523)	25,706	2002	2013
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,612	20,273	—	2,192	3,612	22,465	26,077	(5,301)	20,776	1999	2013
Colonial Grand at OldTown Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	4,843	7,820	56,470	64,290	(12,886)	51,404	1994/95	2013
SkySong	Scottsdale, AZ	—		—	55,748	—	1,602	—	57,350	57,350	(5,419)	51,931	2014	2015
Calais Forest	Little Rock, AR	—		1,026	9,244	—	7,894	1,026	17,138	18,164	(11,927)	6,237	1987	1994
Napa Valley	Little Rock, AR	—		960	8,642	—	5,702	960	14,344	15,304	(9,664)	5,640	1984	1996
Palisades at Chenal Valley	Little Rock, AR	—		2,560	25,234	—	3,804	2,560	29,038	31,598	(7,613)	23,985	2006	2011
Ridge at Chenal Valley	Little Rock, AR	—		2,626	—	—	28,104	2,626	28,104	30,730	(4,795)	25,935	2012	2011
Westside Creek	Little Rock, AR	—		1,271	11,463	—	8,605	1,271	20,068	21,339	(13,058)	8,281	1984/86	1997
Sync 36 I	Denver, CO	—		18,887	81,317	134	4,397	19,021	85,714	104,735	(1,670)	103,065	2017	2018
Post River North	Denver, CO	—		14,500	28,900	—	44,157	14,500	73,057	87,557	(2,527)	85,030	2018	2016
Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	5,608	1,024	14,827	15,851	(10,235)	5,616	1985	1996
Indigo Point	Brandon, FL	—		1,167	10,500	—	3,985	1,167	14,485	15,652	(9,125)	6,527	1989	2000
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	6,690	2,896	32,801	35,697	(20,855)	14,842	1998	1997
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	3,618	2,980	43,848	46,828	(9,961)	36,867	1999	2013
The Preserve at Coral Square	Coral Springs, FL	—		9,600	40,004	—	11,089	9,600	51,093	60,693	(24,698)	35,995	1996	2004
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	5,081	1,800	20,960	22,760	(10,315)	12,445	1999	1998
The Retreat at Magnolia Park	Gainesville, FL	—		2,040	16,338	—	876	2,040	17,214	19,254	(4,568)	14,686	2009	2011
Colonial Grand at Heathrow	Heathrow, FL	—		4,101	35,684	—	3,296	4,101	38,980	43,081	(9,198)	33,883	1997	2013
220 Riverside	Jacksonville, FL	—		2,500	38,416	—	3,847	2,500	42,263	44,763	(3,494)	41,269	2015	2012
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	1,759	4,000	21,254	25,254	(5,820)	19,434	2008	2011
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,890	854	11,390	12,244	(8,391)	3,853	1987	1995
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	5,957	1,533	19,792	21,325	(13,275)	8,050	1987	1997
Lakeside	Jacksonville, FL	—		1,430	12,883	—	8,445	1,430	21,328	22,758	(15,455)	7,303	1985	1996
Lighthouse at Fleming Island	Jacksonville, FL	—		4,047	35,052	—	5,515	4,047	40,567	44,614	(21,171)	23,443	2003	2003
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	3,190	1,411	18,157	19,568	(9,523)	10,045	1998	1998
St. Augustine	Jacksonville, FL	—		2,857	6,475	—	19,937	2,857	26,412	29,269	(13,080)	16,189	1987/ 2008	1995
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	1,336	6,417	37,405	43,822	(9,701)	34,121	2009	2011
Woodhollow	Jacksonville, FL	—		1,686	15,179	(8)	9,049	1,678	24,228	25,906	(17,118)	8,788	1986	1997
Colonial Grand at Town Park	Lake Mary, FL	—		5,742	56,562	—	4,208	5,742	60,770	66,512	(14,774)	51,738	2005	2013
Colonial Grand at Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	415	3,481	10,726	14,207	(2,657)	11,550	2004	2013
Colonial Grand at Lake Mary	Lake Mary, FL	—	(1)	6,346	41,539	—	23,290	6,346	64,829	71,175	(11,864)	59,311	2012	2013
Colonial Grand at Randal Lakes	Orlando, FL	—		5,659	50,553	—	10,940	5,659	61,493	67,152	(7,653)	59,499	2013	2013
Colonial Grand at Randal Lakes II	Orlando, FL	—		3,200	—	—	36,775	3,200	36,775	39,975	(1,903)	38,072	2013	2013
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	4,720	7,880	45,895	53,775	(10,388)	43,387	2006	2012
Colonial Grand at Heather Glen	Orlando, FL	—		4,662	56,988	—	5,547	4,662	62,535	67,197	(14,061)	53,136	2000	2013
Post Lake at Baldwin Park	Orlando, FL	—		18,101	144,200	—	1,747	18,101	145,947	164,048	(12,134)	151,914	2011	2016
Post Lakeside	Orlando, FL	—		7,046	52,585	—	363	7,046	52,948	59,994	(4,058)	55,936	2013	2016
Post Parkside	Orlando, FL	—		5,669	49,754	—	2,399	5,669	52,153	57,822	(4,332)	53,490	1999	2016
Park Crest at Innisbrook	Palm Harbor, FL	26,483		6,900	26,613	—	2,858	6,900	29,471	36,371	(10,455)	25,916	2000	2009
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	3,996	893	18,272	19,165	(10,384)	8,781	2000	1998
Colonial Village at Twin Lakes	Sanford, FL	22,778		3,091	47,793	—	2,329	3,091	50,122	53,213	(11,617)	41,596	2005	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2018
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	14,783	1,480	19,588	21,068	(13,247)	7,821	1992	1997
Verandas at Southwood	Tallahassee, FL	—		3,600	25,914	—	1,108	3,600	27,022	30,622	(4,260)	26,362	2003	2011
Belmere	Tampa, FL	—		852	7,667	—	7,172	852	14,839	15,691	(10,394)	5,297	1984	1994
Links at Carrollwood	Tampa, FL	—		817	7,355	110	5,753	927	13,108	14,035	(8,528)	5,507	1980	1998
Post Bay at Rocky Point	Tampa, FL	—		4,541	28,381	—	1,017	4,541	29,398	33,939	(2,378)	31,561	1997	2016
Post Harbour Place	Tampa, FL	—		16,296	116,193	—	5,422	16,296	121,615	137,911	(10,385)	127,526	1997	2016
Post Hyde Park	Tampa, FL	—		16,891	95,259	—	3,230	16,891	98,489	115,380	(8,415)	106,965	1994	2016
Post Rocky Point	Tampa, FL	—		35,260	153,102	—	6,858	35,260	159,960	195,220	(13,220)	182,000	1994-1996	2016
Post Soho Square	Tampa, FL	—		5,190	56,296	—	204	5,190	56,500	61,690	(4,290)	57,400	2012	2016
Village Oaks	Tampa, FL	—		2,738	19,055	153	2,619	2,891	21,674	24,565	(7,809)	16,756	2005	2008
Colonial Grand at Hampton Preserve	Tampa, FL	—		6,233	69,535	—	1,595	6,233	71,130	77,363	(15,289)	62,074	2012	2013
Colonial Grand at Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	2,611	3,051	45,379	48,430	(9,952)	38,478	2004	2013
Colonial Grand at Windermere	Windermere, FL	—		2,711	36,710	—	1,197	2,711	37,907	40,618	(8,096)	32,522	2009	2013
Allure at Brookwood	Atlanta, GA	—	(1)	11,168	52,758	—	4,800	11,168	57,558	68,726	(13,286)	55,440	2008	2012
Allure in Buckhead Village	Atlanta, GA	—		8,633	19,844	—	6,289	8,633	26,133	34,766	(7,187)	27,579	2002	2012
The High Rise at Post Alexander	Atlanta, GA	—		8,435	92,294	—	152	8,435	92,446	100,881	(10,258)	90,623	2015	2016
Post Alexander	Atlanta, GA	—		15,440	73,278	—	1,628	15,440	74,906	90,346	(4,920)	85,426	2006	2016
Post Briarcliff	Atlanta, GA	—		24,645	114,921	—	2,783	24,645	117,704	142,349	(9,380)	132,969	1996	2016
Post Brookhaven	Atlanta, GA	—		29,048	106,463	—	5,284	29,048	111,747	140,795	(9,425)	131,370	1989/92	2016
Post Chastain	Atlanta, GA	—		30,223	82,964	—	1,638	30,223	84,602	114,825	(6,721)	108,104	1990	2016
Post Crossing	Atlanta, GA	—		15,799	48,054	—	1,738	15,799	49,792	65,591	(4,113)	61,478	1995	2016
Post Gardens	Atlanta, GA	—		17,907	56,093	—	2,385	17,907	58,478	76,385	(5,019)	71,366	1996	2016
Post Glen	Atlanta, GA	—		13,878	51,079	—	2,657	13,878	53,736	67,614	(4,328)	63,286	1996	2016
Post Midtown	Atlanta, GA	—		7,000	44,000	—	39,882	7,000	83,882	90,882	(3,294)	87,588	2017	2016
Post Parkside	Atlanta, GA	—		11,025	34,277	—	999	11,025	35,276	46,301	(2,689)	43,612	1999	2016
Post Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	351	11,974	55,615	67,589	(4,356)	63,233	1992-1994/2009	2016
Post Riverside	Atlanta, GA	—		23,765	89,369	—	4,108	23,765	93,477	117,242	(8,384)	108,858	1996	2016
Post Spring	Atlanta, GA	—		18,596	57,819	—	2,412	18,596	60,231	78,827	(5,262)	73,565	1999	2016
Post Stratford	Atlanta, GA	—		—	30,051	—	2,091	—	32,142	32,142	(2,793)	29,349	1999	2016
Sanctuary at Oglethorpe	Atlanta, GA	—		6,875	31,441	—	5,512	6,875	36,953	43,828	(13,085)	30,743	1994	2008
Post Centennial Park	Atlanta, GA	—		13,650	10,950	—	61,120	13,650	72,070	85,720	(1,344)	84,376	2018	2016
Prescott	Duluth, GA	—	(2)	3,840	24,011	—	4,565	3,840	28,576	32,416	(13,745)	18,671	2001	2004
Colonial Grand at Berkeley Lake	Duluth, GA	—		1,960	15,707	—	2,080	1,960	17,787	19,747	(4,889)	14,858	1998	2013
Colonial Grand at River Oaks	Duluth, GA	—		4,360	13,579	—	1,952	4,360	15,531	19,891	(5,275)	14,616	1992	2013
Colonial Grand at River Plantation	Duluth, GA	—		2,059	19,158	—	2,051	2,059	21,209	23,268	(5,773)	17,495	1994	2013
Colonial Grand at McDaniel Farm	Duluth, GA	—		3,985	32,206	—	3,951	3,985	36,157	40,142	(9,744)	30,398	1997	2013
Colonial Grand at Pleasant Hill	Duluth, GA	—		6,753	32,202	—	4,304	6,753	36,506	43,259	(9,415)	33,844	1996	2013
Colonial Grand at Mount Vernon	Dunwoody, GA	—		6,861	23,748	—	3,342	6,861	27,090	33,951	(6,144)	27,807	1997	2013
Lake Lanier Club	Gainesville, GA	—	(2)	6,710	40,994	—	8,419	6,710	49,413	56,123	(23,407)	32,716	1998/2001	2005
Colonial Grand at Shiloh	Kennesaw, GA	—		4,864	45,893	—	4,098	4,864	49,991	54,855	(12,220)	42,635	2002	2013
Millstead Village	LaGrange, GA	—		3,100	29,240	—	1,263	3,100	30,503	33,603	(6,527)	27,076	1998	2008
Colonial Grand at Barrett Creek	Marietta, GA	—		5,661	26,186	—	2,932	5,661	29,118	34,779	(8,050)	26,729	1999	2013
Colonial Grand at Godley Station	Pooler, GA	9,028		1,800	35,454	—	3,484	1,800	38,938	40,738	(8,635)	32,103	2001	2013
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	1,249	1,750	32,142	33,892	(7,473)	26,419	2008	2013
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	2,046	1,500	26,908	28,408	(6,972)	21,436	2009	2011
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	3,693	1,288	15,272	16,560	(10,078)	6,482	1997	1998
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	4,338	2,441	41,201	43,642	(9,202)	34,440	1997	2013
Colonial Village at Greentree	Savannah, GA	—		1,710	10,494	—	1,739	1,710	12,233	13,943	(3,430)	10,513	1984	2013
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	1,276	2,521	9,499	12,020	(2,374)	9,646	1986	2013
Colonial Village at Marsh Cove	Savannah, GA	—		5,231	8,555	—	1,373	5,231	9,928	15,159	(2,876)	12,283	1983	2013
Oaks at Wilmington Island	Savannah, GA	—		2,910	25,315	(46)	4,733	2,864	30,048	32,912	(12,626)	20,286	1999	2006
Highlands of West Village	Smyrna, GA	—		14,410	73,733	—	7,056	14,410	80,789	95,199	(12,206)	82,993	2006/12	2014
Haven at Prairie Trace	Overland Park, KS	—		3,500	40,614	—	1,228	3,500	41,842	45,342	(3,862)	41,480	2015	2015
Grand Reserve at Pinnacle	Lexington, KY	—		2,024	31,525	—	5,875	2,024	37,400	39,424	(18,490)	20,934	2000	1998
Lakepointe	Lexington, KY	—		411	3,699	—	2,707	411	6,406	6,817	(4,737)	2,080	1986	1994
The Mansion	Lexington, KY	—		694	6,242	—	3,887	694	10,129	10,823	(7,501)	3,322	1989	1994
The Village	Lexington, KY	—		900	8,097	—	4,776	900	12,873	13,773	(9,579)	4,194	1989	1994
Stonemill Village	Louisville, KY	—		1,169	10,518	—	9,830	1,169	20,348	21,517	(14,568)	6,949	1985	1994
Crosswinds	Jackson, MS	—		1,535	13,826	—	5,735	1,535	19,561	21,096	(13,735)	7,361	1989	1996
Pear Orchard	Jackson, MS	—		1,351	12,168	—	8,855	1,351	21,023	22,374	(15,488)	6,886	1985	1994
Reflection Pointe	Jackson, MS	—		710	8,770	138	8,743	848	17,513	18,361	(12,444)	5,917	1986	1988
Lakeshore Landing	Ridgeland, MS	—		676	6,284	—	3,647	676	9,931	10,607	(5,141)	5,466	1974	1994

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2018
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Market Station	Kansas City, MO	—		5,814	46,241	—	2,309	5,814	48,550	54,364	(10,451)	43,913	2010	2012
The Denton	Kansas City, MO	—		750	8,795	—	834	750	9,629	10,379	(716)	9,663	2014	2015
The Denton II	Kansas City, MO	—		770	—	—	24,258	770	24,258	25,028	(695)	24,333	2017	2015
The Denton III	Kansas City, MO	—		4,000	42,144	—	1,372	4,000	43,516	47,516	(4,530)	42,986	2013/14	2015
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	1,534	4,091	31,360	35,451	(7,505)	27,946	2009	2013
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	2,829	4,909	28,472	33,381	(7,116)	26,265	2007	2013
Colonial Village at Beaver Creek	Apex, NC	—		7,491	34,863	—	2,160	7,491	37,023	44,514	(8,248)	36,266	2007	2013
Hermitage at Beechtree	Cary, NC	—		900	8,099	—	5,086	900	13,185	14,085	(8,663)	5,422	1988	1997
Waterford Forest	Cary, NC	—	(2)	4,000	20,250	—	3,893	4,000	24,143	28,143	(11,450)	16,693	1996	2005
1225 South Church I	Charlotte, NC	—		9,612	22,342	—	27,932	9,612	50,274	59,886	(9,111)	50,775	2010	2010
Colonial Grand at Ayrsley	Charlotte, NC	—		2,481	52,119	—	13,986	2,481	66,105	68,586	(13,604)	54,982	2008	2013
Colonial Grand at Beverly Crest	Charlotte, NC	—		3,161	24,004	—	2,928	3,161	26,932	30,093	(6,125)	23,968	1996	2013
Colonial Grand at Legacy Park	Charlotte, NC	—		2,891	28,272	—	2,267	2,891	30,539	33,430	(7,185)	26,245	2001	2013
Colonial Grand at Mallard Creek	Charlotte, NC	—		4,591	27,713	—	1,813	4,591	29,526	34,117	(6,969)	27,148	2005	2013
Colonial Grand at Mallard Lake	Charlotte, NC	—		3,250	31,389	—	4,003	3,250	35,392	38,642	(8,411)	30,231	1998	2013
Colonial Grand at University Center	Charlotte, NC	—		1,620	17,499	—	826	1,620	18,325	19,945	(4,019)	15,926	2005	2013
Colonial Reserve at South End	Charlotte, NC	—		4,628	44,282	—	11,654	4,628	55,936	60,564	(6,741)	53,823	2013	2013
Colonial Village at Chancellor Park	Charlotte, NC	—		5,311	28,016	—	4,292	5,311	32,308	37,619	(7,298)	30,321	1999	2013
Colonial Village at South Tryon	Charlotte, NC	—		2,260	19,489	—	1,953	2,260	21,442	23,702	(4,998)	18,704	2002	2013
Colonial Village at Timber Crest	Charlotte, NC	—		2,901	17,192	—	2,416	2,901	19,608	22,509	(4,294)	18,215	2000	2013
Enclave	Charlotte, NC	—		1,461	18,984	—	1,114	1,461	20,098	21,559	(3,988)	17,571	2008	2013
Post Ballantyne	Charlotte, NC	—		16,216	44,817	—	2,063	16,216	46,880	63,096	(3,760)	59,336	2004	2016
Post Gateway Place	Charlotte, NC	—		17,528	57,444	—	2,901	17,528	60,345	77,873	(5,223)	72,650	2000	2016
Post Park at Phillips Place	Charlotte, NC	—		20,869	65,517	—	3,304	20,869	68,821	89,690	(5,683)	84,007	1996	2016
Post South End	Charlotte, NC	—		18,835	58,795	—	1,488	18,835	60,283	79,118	(4,505)	74,613	2009	2016
Post Uptown Place	Charlotte, NC	—		10,888	30,078	—	1,487	10,888	31,565	42,453	(2,630)	39,823	2000	2016
Colonial Grand at Cornelius	Cornelius, NC	—		4,571	29,151	—	1,455	4,571	30,606	35,177	(7,365)	27,812	2009	2013
Colonial Grand at Patterson Place	Durham, NC	—		2,590	27,126	—	3,044	2,590	30,170	32,760	(6,840)	25,920	1997	2013
Colonial Village at Deerfield	Durham, NC	—		3,271	15,609	—	1,510	3,271	17,119	20,390	(4,695)	15,695	1985	2013
Colonial Grand at Research Park	Durham, NC	—		4,201	37,682	—	2,921	4,201	40,603	44,804	(9,458)	35,346	2002	2013
Colonial Grand at Huntersville	Huntersville, NC	—		4,251	31,948	—	2,609	4,251	34,557	38,808	(8,033)	30,775	2008	2013
Colonial Village at Matthews	Matthews, NC	—		3,071	21,830	—	4,630	3,071	26,460	29,531	(6,991)	22,540	2008	2013
Colonial Grand at Matthews Commons	Matthews, NC	—		3,690	28,536	—	2,147	3,690	30,683	34,373	(7,088)	27,285	2008	2013
Colonial Grand at Arringdon	Morrisville, NC	—		6,401	31,134	—	2,948	6,401	34,082	40,483	(7,917)	32,566	2003	2013
Colonial Grand at Brier Creek	Raleigh, NC	—		7,372	50,202	—	2,278	7,372	52,480	59,852	(11,622)	48,230	2010	2013
Colonial Grand at Brier Falls	Raleigh, NC	—		6,572	48,910	—	1,808	6,572	50,718	57,290	(11,066)	46,224	2008	2013
Colonial Grand at Crabtree Valley	Raleigh, NC	—		2,241	18,434	—	1,649	2,241	20,083	22,324	(4,336)	17,988	1997	2013
Hue	Raleigh, NC	—		3,690	29,910	—	2,539	3,690	32,449	36,139	(7,630)	28,509	2009	2010
Colonial Grand at Trinity Commons	Raleigh, NC	—		5,232	45,138	—	3,240	5,232	48,378	53,610	(11,612)	41,998	2000/02	2013
Post Parkside at Wade	Raleigh, NC	—		7,196	51,972	—	673	7,196	52,645	59,841	(4,150)	55,691	2011	2016
Post Parkside at Wade II	Raleigh, NC	—		9,450	46,316	587	1,646	10,037	47,962	57,999	(5,918)	52,081	2017	2016
Preserve at Brier Creek	Raleigh, NC	—		5,850	21,980	(19)	25,470	5,831	47,450	53,281	(17,903)	35,378	2004	2006
Providence at Brier Creek	Raleigh, NC	—		4,695	29,007	—	1,897	4,695	30,904	35,599	(11,254)	24,345	2007	2008
Tanglewood	Anderson, SC	—		427	3,853	—	3,120	427	6,973	7,400	(5,346)	2,054	1980	1994
Colonial Grand at Cypress Cove	Charleston, SC	—		3,610	28,645	—	2,198	3,610	30,843	34,453	(7,287)	27,166	2001	2013
Colonial Village at Hampton Pointe	Charleston, SC	—		3,971	22,790	—	5,072	3,971	27,862	31,833	(6,473)	25,360	1986	2013
Colonial Grand at Quarterdeck	Charleston, SC	—		920	24,097	—	5,846	920	29,943	30,863	(6,799)	24,064	1987	2013
Colonial Village at Westchase	Charleston, SC	—		4,571	20,091	—	3,457	4,571	23,548	28,119	(6,236)	21,883	1985	2013
River's Walk	Charleston, SC	—		8,831	39,430	—	1,644	8,831	41,074	49,905	(4,579)	45,326	2013/16	2013
1201 Midtown	Charleston, SC	—		11,929	57,885	—	614	11,929	58,499	70,428	(3,592)	66,836	2015	2016
1201 Midtown II	Charleston, SC	—		6,750	5,874	—	15,605	6,750	21,479	28,229	(87)	28,142	2018	2016
The Fairways	Columbia, SC	—		910	8,207	—	3,435	910	11,642	12,552	(8,718)	3,834	1992	1994
Paddock Club Columbia	Columbia, SC	—		1,840	16,560	—	5,143	1,840	21,703	23,543	(14,550)	8,993	1991	1997
Colonial Village at Windsor Place	Goose Creek, SC	—		1,321	14,163	—	2,919	1,321	17,082	18,403	(4,520)	13,883	1985	2013
Highland Ridge	Greenville, SC	—		482	4,337	—	2,790	482	7,127	7,609	(4,803)	2,806	1984	1995
Howell Commons	Greenville, SC	—		1,304	11,740	—	3,900	1,304	15,640	16,944	(10,801)	6,143	1987	1997
Paddock Club Greenville	Greenville, SC	—		1,200	10,800	—	2,427	1,200	13,227	14,427	(8,894)	5,533	1996	1997
Park Haywood	Greenville, SC	—		325	2,925	35	4,640	360	7,565	7,925	(5,558)	2,367	1983	1993
Spring Creek	Greenville, SC	—		597	5,374	(14)	3,043	583	8,417	9,000	(5,995)	3,005	1985	1995
Innovation Apartment Homes	Greenville, SC	—		4,437	52,026	—	1,226	4,437	53,252	57,689	(4,168)	53,521	2015	2016
Runaway Bay	Mt. Pleasant, SC	—		1,085	7,269	12	6,620	1,097	13,889	14,986	(9,420)	5,566	1988	1995
Colonial Grand at Commerce Park	North Charleston, SC	—		2,780	33,966	—	2,013	2,780	35,979	38,759	(8,116)	30,643	2008	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2018
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
535 Brookwood	Simpsonville, SC	12,011		1,216	18,666	—	1,565	1,216	20,231	21,447	(6,068)	15,379	2008	2010
Park Place	Spartanburg, SC	—		723	6,504	—	3,177	723	9,681	10,404	(6,721)	3,683	1987	1997
Farmington Village	Summerville, SC	—		2,800	26,295	—	2,465	2,800	28,760	31,560	(11,008)	20,552	2007	2007
Colonial Village at Waters Edge	Summerville, SC	—		2,103	9,187	—	3,787	2,103	12,974	15,077	(3,937)	11,140	1985	2013
Hamilton Pointe	Chattanooga, TN	—		1,131	10,632	—	4,952	1,131	15,584	16,715	(8,171)	8,544	1989	1992
Hidden Creek	Chattanooga, TN	—		972	8,954	—	5,978	972	14,932	15,904	(6,635)	9,269	1987	1988
Steeplechase	Chattanooga, TN	—		217	1,957	—	3,340	217	5,297	5,514	(3,748)	1,766	1986	1991
Windridge	Chattanooga, TN	—		817	7,416	—	4,464	817	11,880	12,697	(8,087)	4,610	1984	1997
Kirby Station	Memphis, TN	—		1,148	10,337	—	10,685	1,148	21,022	22,170	(14,339)	7,831	1978	1994
Lincoln on the Green	Memphis, TN	—		1,498	20,483	—	16,640	1,498	37,123	38,621	(26,261)	12,360	1992	1994
Park Estate	Memphis, TN	—		178	1,141	—	5,090	178	6,231	6,409	(4,878)	1,531	1974	1977
Reserve at Dexter Lake	Memphis, TN	—		1,260	16,043	2,147	41,631	3,407	57,674	61,081	(27,474)	33,607	2000	1998
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	3,649	915	18,423	19,338	(9,763)	9,575	1999	1998
Acklen West End	Nashville, TN	—		12,761	58,906	—	450	12,761	59,355	72,116	(2,159)	69,957	2015	2017
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	1,676	4,950	29,729	34,679	(7,663)	27,016	2010	2011
Avondale at Kennesaw	Nashville, TN	16,552		3,456	22,443	—	3,007	3,456	25,450	28,906	(7,550)	21,356	2008	2010
Brentwood Downs	Nashville, TN	—		1,193	10,739	(2)	8,590	1,191	19,329	20,520	(12,321)	8,199	1986	1994
Charlotte at Midtown	Nashville, TN	—		7,898	54,480	—	485	7,898	55,305	63,203	(2,791)	60,412	2016	2017
Colonial Grand at Bellevue	Nashville, TN	20,088		17,278	64,196	(2)	3,367	17,276	67,563	84,839	(11,950)	72,889	1996 / 2015	2013
Grand View Nashville	Nashville, TN	—		2,963	33,673	—	8,552	2,963	42,225	45,188	(20,057)	25,131	2001	1998
Monthaven Park	Nashville, TN	—		2,736	28,902	—	6,033	2,736	34,935	37,671	(17,762)	19,909	2000	2004
Park at Hermitage	Nashville, TN	—		1,524	14,800	—	9,014	1,524	23,814	25,338	(17,472)	7,866	1987	1995
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	51,922	6,670	51,922	58,592	(8,690)	49,902	2012	2010
Verandas at Sam Ridley	Nashville, TN	20,372		3,350	28,308	—	2,321	3,350	30,629	33,979	(9,018)	24,961	2009	2010
Balcones Woods	Austin, TX	—		1,598	14,398	—	9,133	1,598	23,531	25,129	(16,270)	8,859	1983	1997
Colonial Grand at Canyon Creek	Austin, TX	13,356		3,621	32,137	—	1,686	3,621	33,823	37,444	(7,986)	29,458	2008	2013
Colonial Grand at Canyon Ranch	Austin, TX	—		3,778	20,201	—	2,167	3,778	22,368	26,146	(5,831)	20,315	2003	2013
Colonial Grand at Double Creek	Austin, TX	—		3,131	29,375	—	914	3,131	30,289	33,420	(7,172)	26,248	2013	2013
Colonial Grand at Onion Creek	Austin, TX	—		4,902	33,010	—	1,797	4,902	34,807	39,709	(8,337)	31,372	2009	2013
Grand Reserve at Sunset Valley	Austin, TX	—		3,150	11,393	—	3,819	3,150	15,212	18,362	(7,409)	10,953	1996	2004
Colonial Village at Quarry Oaks	Austin, TX	—		4,621	34,461	—	5,880	4,621	40,341	44,962	(10,509)	34,453	1996	2013
Colonial Grand at Wells Branch	Austin, TX	—		3,094	32,283	294	1,624	3,388	33,907	37,295	(7,568)	29,727	2008	2013
Legacy at Western Oaks	Austin, TX	—	(1)	9,100	49,339	—	491	9,100	49,830	58,930	(11,908)	47,022	2001	2009
Post Barton Creek	Austin, TX	—		8,683	21,497	—	905	8,683	22,402	31,085	(2,076)	29,009	1998	2016
Post Park Mesa	Austin, TX	—		4,653	19,828	—	674	4,653	20,502	25,155	(1,668)	23,487	1992	2016
Post South Lamar	Austin, TX	—		11,542	41,293	—	858	11,542	42,151	53,693	(4,271)	49,422	2011	2016
Post South Lamar II	Austin, TX	—		9,000	32,800	—	20,050	9,000	52,850	61,850	(632)	61,218	2017	2016
Post West Austin	Austin, TX	—		7,805	48,843	—	1,168	7,805	50,011	57,816	(4,930)	52,886	2009	2016
Silverado	Austin, TX	—		2,900	24,009	—	4,209	2,900	28,218	31,118	(12,387)	18,731	2003	2006
Stassney Woods	Austin, TX	—		1,621	7,501	—	8,655	1,621	16,156	17,777	(10,362)	7,415	1985	1995
Sixty 600	Austin, TX	—		2,281	6,169	—	8,019	2,281	14,188	16,469	(9,227)	7,242	1987	1995
The Woods on Barton Skyway	Austin, TX	—		1,405	12,769	—	9,816	1,405	22,585	23,990	(10,639)	13,351	1977	1997
Colonial Village at Shoal Creek	Bedford, TX	—		4,982	27,377	—	3,635	4,982	31,012	35,994	(7,770)	28,224	1996	2013
Colonial Village at Willow Creek	Bedford, TX	—		3,109	33,488	—	7,415	3,109	40,903	44,012	(10,077)	33,935	1996	2013
Colonial Grand at Hebron	Carrollton, TX	—		4,231	42,237	—	1,277	4,231	43,514	47,745	(9,268)	38,477	2011	2013
Colonial Grand at Silverado	Cedar Park, TX	—		3,282	24,935	—	1,369	3,282	26,304	29,586	(6,132)	23,454	2005	2013
Colonial Grand at Silverado Reserve	Cedar Park, TX	—		3,951	31,705	—	1,954	3,951	33,659	37,610	(7,652)	29,958	2005	2013
Grand Cypress	Cypress, TX	—		3,881	24,267	—	1,316	3,881	25,583	29,464	(4,560)	24,904	2008	2013
Courtyards at Campbell	Dallas, TX	—		988	8,893	—	4,033	988	12,926	13,914	(8,572)	5,342	1986	1998
Deer Run	Dallas, TX	—		1,252	11,271	—	5,018	1,252	16,289	17,541	(10,942)	6,599	1985	1998
Grand Courtyard	Dallas, TX	—		2,730	22,240	—	3,615	2,730	25,855	28,585	(11,461)	17,124	2000	2006
Legends at Lowe's Farm	Dallas, TX	—		5,016	41,091	—	2,598	5,016	43,689	48,705	(11,336)	37,369	2008	2011
Colonial Reserve at Medical District	Dallas, TX	—		4,050	33,779	—	2,027	4,050	35,806	39,856	(7,301)	32,555	2007	2013
Post Abbey	Dallas, TX	—		2,711	4,369	—	112	2,711	4,481	7,192	(384)	6,808	1996	2016
Post Addison Circle	Dallas, TX	—		12,308	189,419	—	6,637	12,308	196,056	208,364	(15,940)	192,424	1998-2000	2016
Post Cole's Corner	Dallas, TX	—		13,030	14,383	—	1,541	13,030	15,924	28,954	(1,481)	27,473	1998	2016
Post Eastside	Dallas, TX	—		7,134	58,095	—	853	7,134	58,948	66,082	(5,277)	60,805	2008	2016
Post Gallery	Dallas, TX	—		4,391	7,910	—	687	4,391	8,597	12,988	(870)	12,118	1999	2016
Post Heights	Dallas, TX	—		26,245	37,922	—	823	26,245	38,745	64,990	(3,439)	61,551	1998-1999/2009	2016
Post Katy Trail	Dallas, TX	—		10,333	32,456	—	621	10,333	33,077	43,410	(2,524)	40,886	2010	2016
Post Legacy	Dallas, TX	—		6,575	55,277	—	2,264	6,575	57,541	64,116	(4,616)	59,500	2000	2016
Post Meridian	Dallas, TX	—		8,780	13,654	—	208	8,780	13,862	22,642	(1,279)	21,363	1991	2016

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2018
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Post Sierra at Frisco Bridges	Dallas, TX	—		6,777	32,553	—	580	6,777	33,133	39,910	(3,291)	36,619	2009	2016
Post Square	Dallas, TX	—		13,178	24,048	—	1,017	13,178	25,065	38,243	(2,013)	36,230	1996	2016
Post Uptown Village	Dallas, TX	—		34,974	33,213	—	3,464	34,974	36,677	71,651	(3,231)	68,420	1995/2000	2016
Post Vineyard	Dallas, TX	—		7,966	7,471	—	628	7,966	8,099	16,065	(691)	15,374	1996	2016
Post Vintage	Dallas, TX	—		13,621	8,608	—	708	13,621	9,316	22,937	(851)	22,086	1993	2016
Post Worthington	Dallas, TX	—		13,713	43,268	—	917	13,713	44,185	57,898	(3,598)	54,300	1993/2008	2016
Watermark	Dallas, TX	—	(2)	960	14,438	—	3,047	960	17,485	18,445	(8,672)	9,773	2002	2004
Colonial Grand at Bear Creek	Euless, TX	—		6,453	30,048	—	2,874	6,453	32,922	39,375	(8,561)	30,814	1998	2013
Colonial Grand at Fairview	Fairview, TX	—		2,171	35,077	—	1,041	2,171	36,118	38,289	(7,590)	30,699	2012	2013
La Valencia at Starwood	Frisco, TX	—		3,240	26,069	—	1,677	3,240	27,746	30,986	(8,144)	22,842	2009	2010
Colonial Reserve at Frisco Bridges	Frisco, TX	—		1,968	34,018	—	1,445	1,968	35,463	37,431	(7,350)	30,081	2013	2013
Colonial Village at Grapevine	Grapevine, TX	—		2,351	29,757	—	5,669	2,351	35,426	37,777	(8,355)	29,422	1985/86	2013
Greenwood Forest	Houston, TX	—		3,465	23,482	—	523	3,465	24,005	27,470	(4,938)	22,532	1994	2013
Legacy Pines	Houston, TX	—	(2)	2,157	19,066	(15)	4,184	2,142	23,250	25,392	(12,252)	13,140	1999	2003
Park Place (Houston)	Houston, TX	—		2,061	15,830	—	3,285	2,061	19,115	21,176	(8,141)	13,035	1996	2007
Post Midtown Square	Houston, TX	—		19,038	89,570	—	1,617	19,038	91,187	110,225	(7,964)	102,261	1999/2013	2016
Post 510	Houston, TX	—		7,227	33,366	—	289	7,227	33,655	40,882	(3,162)	37,720	2014	2016
Post Afton Oaks	Houston, TX	—		11,503	65,469	—	3,420	11,503	68,889	80,392	(7,027)	73,365	2017	2016
Ranchstone	Houston, TX	—		1,480	14,807	—	2,771	1,480	17,578	19,058	(7,245)	11,813	1996	2007
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	3,930	1,968	23,858	25,826	(10,313)	15,513	1999	2006
Retreat at Vintage Park	Houston, TX	—		8,211	40,352	—	887	8,211	41,239	49,450	(4,417)	45,033	2014	2014
Yale at 6th	Houston, TX	—	(1)	13,107	62,764	—	1,104	13,107	63,868	76,975	(2,447)	74,528	2015	2016
Cascade at Fall Creek	Humble, TX	—		5,985	40,011	—	2,806	5,985	42,817	48,802	(16,666)	32,136	2007	2007
Bella Casita	Irving, TX	—	(2)	2,521	26,432	—	2,355	2,521	28,787	31,308	(8,207)	23,101	2007	2010
Remington Hills	Irving, TX	—		4,390	21,822	—	11,820	4,390	33,642	38,032	(7,517)	30,515	1984	2013
Colonial Reserve at Las Colinas	Irving, TX	—	(1)	3,902	40,691	—	1,624	3,902	42,315	46,217	(8,743)	37,474	2006	2013
Colonial Grand at Valley Ranch	Irving, TX	22,778		5,072	37,397	—	12,143	5,072	49,540	54,612	(12,067)	42,545	1997	2013
Colonial Village at Oakbend	Lewisville, TX	—		5,598	28,616	—	4,037	5,598	32,653	38,251	(8,001)	30,250	1997	2013
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	4,324	1,130	32,382	33,512	(9,932)	23,580	2009	2010
Venue at Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	1,235	4,034	20,763	24,797	(3,791)	21,006	2000	2013
Cityscape at Market Center	Plano, TX	—		16,894	110,705	—	2,004	16,894	112,709	129,603	(11,590)	118,013	2013/15	2014
Highwood	Plano, TX	—		864	7,783	—	3,630	864	11,413	12,277	(7,612)	4,665	1983	1998
Los Rios Park	Plano, TX	—		3,273	28,823	—	6,720	3,273	35,543	38,816	(18,242)	20,574	2000	2003
Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	6,364	3,382	33,294	36,676	(15,517)	21,159	1999	2005
Copper Ridge	Roanoke, TX	—		4,166	—	—	21,641	4,166	21,778	25,944	(5,880)	20,064	2009	2008
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	2,169	5,511	38,410	43,921	(8,934)	34,987	2009	2013
Colonial Grand at Round Rock	Round Rock, TX	—		4,691	45,379	—	2,351	4,691	47,730	52,421	(10,832)	41,589	1997	2013
Colonial Village at Sierra Vista	Round Rock, TX	—		2,561	16,488	—	3,576	2,561	20,064	22,625	(5,118)	17,507	1999	2013
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	2,677	2,380	29,659	32,039	(8,533)	23,506	2009	2011
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	1,296	4,257	38,055	42,312	(4,283)	38,029	2014	2014
Haven at Blanco	San Antonio, TX	—		5,450	45,958	—	3,014	5,450	48,972	54,422	(11,161)	43,261	2010	2012
Stone Ranch at Westover Hills	San Antonio, TX	17,533		4,000	24,992	—	2,770	4,000	27,762	31,762	(8,907)	22,855	2009	2009
Cypresswood Court	Spring, TX	—	(2)	576	5,190	—	5,203	576	10,393	10,969	(6,175)	4,794	1984	1994
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	3,112	1,918	18,958	20,876	(9,286)	11,590	1996	2004
Green Tree Place	Woodlands, TX	—	(2)	539	4,850	—	3,761	539	8,611	9,150	(6,160)	2,990	1984	1994
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	872	11,044	37,561	48,605	(4,500)	44,105	2013	2014
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	3,176	5,280	34,517	39,797	(8,461)	31,336	2002	2012
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	1,614	4,842	23,291	28,133	(5,024)	23,109	1980	2013
Seasons at Celebrate Virginia	Fredericksburg, VA	—		14,490	32,083	—	39,598	14,490	71,681	86,171	(13,240)	72,931	2011	2011
Station Square at Cosner's Corner	Fredericksburg, VA	—		12,825	51,078	—	1,372	12,825	52,450	65,275	(6,508)	58,767	2013/16	2013
Apartments at Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	2,389	10,990	51,085	62,075	(5,428)	56,647	2012	2016
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	2,690	4,851	24,368	29,219	(5,628)	23,591	1986	2013
Colonial Village at West End	Glen Allen, VA	—		4,661	18,908	—	2,763	4,661	21,671	26,332	(4,926)	21,406	1987	2013
Township	Hampton, VA	—		1,509	8,189	—	8,439	1,509	16,628	18,137	(10,777)	7,360	1987	1995
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	3,903	6,733	33,124	39,857	(8,040)	31,817	1989	2013
Ashley Park	Richmond, VA	—		4,761	13,365	—	1,934	4,761	15,299	20,060	(4,160)	15,900	1988	2013
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	3,340	6,021	32,344	38,365	(7,720)	30,645	1984	2013
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	5,430	4,930	41,028	45,958	(10,730)	35,228	2003	2011
Retreat at West Creek	Richmond, VA	—		7,112	36,136	—	1,594	7,112	37,730	44,842	(3,594)	41,248	2015	2015
Retreat at West Creek II	Richmond, VA	—		3,000	—	—	12,144	3,000	12,144	15,144	(555)	14,589	2017	2015
Radius	Newport News, VA	—		5,040	36,481	—	2,393	5,040	38,874	43,914	(3,672)	40,242	2012	2015
Post Carlyle Square	Washington D.C.	—		29,728	154,309	—	1,292	29,728	155,601	185,329	(12,256)	173,073	2006/13	2016

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2018
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Post Corners at Trinity Center	Washington D.C.	—		7,664	70,012	—	1,512	7,664	71,524	79,188	(5,641)	73,547	1996	2016
Post Fallsgrove	Washington D.C.	—		17,524	58,896	—	1,828	17,524	60,724	78,248	(4,975)	73,273	2003	2016
Post Park	Washington D.C.	—		5,355	79,842	—	936	5,355	80,778	86,133	(8,316)	77,817	2010	2016
Post Pentagon Row	Washington D.C.	—		30,452	125,091	—	3,792	30,452	128,883	159,335	(10,510)	148,825	2001	2016
Post Tysons Corner	Washington D.C.	—		30,776	82,021	—	1,689	30,776	83,710	114,486	(6,679)	107,807	1990	2016
Total Residential Properties		180,979		1,816,760	9,932,878	5,279	1,555,397	1,822,039	11,488,753	13,310,792	(2,512,538)	10,798,254
Colonial Promenade at Huntsville	Huntsville, AL	—		2,000	—	—	—	2,000	—	2,000	—	2,000	2017	2013
Allure in Buckhead	Atlanta, GA	—		867	3,465	—	263	867	3,728	4,595	(790)	3,805	2012	2012
Highlands of West Village	Smyrna, GA	—		2,500	8,446	908	1,208	3,408	9,654	13,062	(1,388)	11,674	2012	2014
The Denton	Kansas City, MO	—		700	4,439	—	442	700	4,881	5,581	(415)	5,166	2014	2015
1225 South Church	Charlotte, NC	—		43	199	9	242	52	441	493	(122)	371	2010	2010
Bella Casita at Las Colinas	Irving, TX	—	(2)	46	186	—	152	46	338	384	(88)	296	2007	2010
Times Square at Craig Ranch	McKinney, TX	—		253	1,310	—	2,397	253	3,707	3,960	(608)	3,352	2009	2010
Post Rocky Point	Tampa, FL	—		34	51	—	272	34	323	357	(50)	307	1994-1996	2016
Post Training Facility	Atlanta, GA	—		1,092	968	—	—	1,092	968	2,060	(164)	1,896	1999	2016
Post Riverside Office	Atlanta, GA	—		9,680	22,108	—	5,918	9,680	28,026	37,706	(2,980)	34,726	1996	2016
Post Riverside Retail	Atlanta, GA	—		889	2,340	—	2,274	889	4,614	5,503	(306)	5,197	1996	2016
Post Harbour Place	Tampa, FL	—		386	4,315	—	256	386	4,571	4,957	(398)	4,559	1997	2016
Post Soho Square Retail	Tampa, FL	—		268	4,033	—	6	268	4,039	4,307	(454)	3,853	2012	2016
Post Parkside Atlanta Retail	Atlanta, GA	—		426	1,089	—	2	426	1,091	1,517	(99)	1,418	1999	2016
Post Uptown Place Retail	Charlotte, NC	—		319	1,144	—	11	319	1,155	1,474	(117)	1,357	1998	2016
Post Uptown Leasing Center	Charlotte, NC	—		1,290	1,488	—	114	1,290	1,602	2,892	(118)	2,774	1998	2016
Post Park Maryland Retail	Washington DC, MD	—		25	137	—	—	25	137	162	(10)	152	2007	2016
Post South End Retail	Charlotte, NC	—		470	1,289	—	121	470	1,410	1,880	(143)	1,737	2009	2016
Post Gateway Place Retail	Charlotte, NC	—		318	1,430	—	18	318	1,448	1,766	(161)	1,605	2000	2016
Post Parkside at Wade Retail	Raleigh, NC	—		317	4,552	—	72	317	4,624	4,941	(522)	4,419	2011	2016
Hue Retail	Raleigh, NC	—		—	2,129	—	56	—	2,185	2,185	(30)	2,155	2010	2018
Post Parkside Orlando Retail	Orlando, FL	—		742	11,924	—	983	742	12,907	13,649	(1,105)	12,544	1999	2016
Post Carlyle Square Retail	Washington DC, VA	—		1,048	7,930	—	39	1,048	7,969	9,017	(679)	8,338	2006/16	2016
Post Coles Corner Retail	Dallas, TX	—		347	716	—	26	347	742	1,089	(79)	1,010	1998	2016
Post Square Retail	Dallas, TX	—		1,581	5,982	—	149	1,581	6,131	7,712	(562)	7,150	1996	2016
Post Worthington Retail	Dallas, TX	—		108	495	—	94	108	589	697	(39)	658	1993/2008	2016
Post Heights Retail	Dallas, TX	—		1,066	3,314	—	75	1,066	3,389	4,455	(329)	4,126	1997	2016
Post Eastside Retail	Dallas, TX	—		682	10,645	—	104	682	10,749	11,431	(966)	10,465	2008	2016
Post Addison Circle Retail	Dallas, TX	—		448	21,386	—	1,195	448	22,581	23,029	(2,431)	20,598	1998-2000	2016
Post Addison Circle Office	Dallas, TX	—		1,395	4,280	—	444	1,395	4,724	6,119	(641)	5,478	1998-2000	2016
Post Sierra Frisco Bridges Retail	Dallas, TX	—		779	6,593	—	444	779	7,037	7,816	(659)	7,157	2009	2016
Post Katy Trail Retail	Dallas, TX	—		465	4,883	—	27	465	4,910	5,375	(397)	4,978	2010	2016
Post Midtown Square Retail	Houston, TX	—		1,327	16,005	—	89	1,327	16,094	17,421	(1,350)	16,071	1999/2013	2016
Rise Condo Devel LP Retail	Houston, TX	—		—	2,280	—	1	—	2,281	2,281	(217)	2,064	1999/2013	2016
Post Legacy Retail	Dallas, TX	—		150	3,334	—	202	150	3,536	3,686	(289)	3,397	2000	2016
Post South Lamar Retail	Austin, TX	—		421	3,072	—	209	421	3,281	3,702	(291)	3,411	2011	2016
Total Commercial Properties		—		32,482	167,957	917	17,905	33,399	185,862	219,261	(18,997)	200,264
Post Parkside at Wade III	Raleigh, NC	—		2,200	—	—	6,134	2,200	6,134	8,334	—	8,334	N/A	2016
Post Sierra at Frisco Bridges II	Dallas, TX	—		6,100	—	—	7,290	6,100	7,290	13,390	—	13,390	N/A	2016
Sync 36 II	Denver, CO	—		5,090	—	—	6,595	5,090	6,595	11,685	—	11,685	N/A	2018
Total Active Development Properties		—		13,390	—	—	20,019	13,390	20,019	33,409	—	33,409
Total Properties		180,979		1,862,632	10,100,835	6,196	1,593,321	1,868,828	11,694,634	13,563,462	(2,531,535)	11,031,927
Total Land Held for Future Developments		—		58,257	—	—	—	58,257	—	58,257	—	58,257	N/A	Various
Corporate Properties		—		—	—	—	35,088	—	35,088	35,088	(17,752)	17,336	Various	Various
Total Other				58,257	—	—	35,088	58,257	35,088	93,345	(17,752)	75,593
Total Real Estate Assets, net of Joint Ventures		$180,979		$1,920,889	$10,100,835	$6,196	$1,628,409	$1,927,085	$11,729,722	$13,656,807	$(2,549,287)	$11,107,520

(1)	Encumbered by a $172.1 million secured property mortgage, with a fixed interest rate of 4.44%, which matures on January 10, 2049.

(2)	Encumbered by a $123.2 million loan with a fixed interest rate of 5.08%, which matures on June 10, 2021.

(3)
The aggregate cost for federal income tax purposes was approximately $11.1 billion at December 31, 2018. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(4)
Depreciation is recognized on a straight-line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and six months for the fair market value of residential leases.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Schedule III - Real Estate and Accumulated Depreciation
Years ended December 31, 2018, 2017 and 2016
A summary of activity for real estate investments and accumulated depreciation is as follows (dollars in thousands):

	2018	2017	2016
Real estate investments:
Balance at beginning of year	$13,292,039	$12,972,170	$8,215,768
Acquisitions (1)	130,187	127,710	4,961,140
Less: FMV of leases included in acquisitions	(796)	(1,488)	(51,588)
Improvement and development	253,954	322,829	202,614
Assets held for sale	—	(5,321)	—
Disposition of real estate assets (2)	(18,577)	(123,861)	(355,764)
Balance at end of year	$13,656,807	$13,292,039	$12,972,170

Accumulated depreciation:
Balance at beginning of year	$2,075,071	$1,674,801	$1,499,213
Depreciation	485,654	463,590	314,076
Assets held for sale	—	—	—
Disposition of real estate assets (2)	(11,438)	(63,320)	(138,488)
Balance at end of year	$2,549,287	$2,075,071	$1,674,801

(1) Includes non-cash activity related to acquisitions.
(2) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.