Form 10-Q
period 2019-03-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2019-05-03
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share (Mid-America Apartment Communities, Inc.)	MAA	New York Stock Exchange
8.50% Series I Cumulative Redeemable Preferred Stock, $.01 par value per share (Mid-America Apartment Communities, Inc.)	MAA^I	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	April 29, 2019
Common Stock, $0.01 par value	113,995,608

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2019 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 96.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "MAA" refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this report to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA, "preferred stock" refers to the preferred stock of MAA and "shareholders" refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "common unitholders".

As of March 31, 2019, MAA owned 113,916,208 OP Units (96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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
Management operates MAA and the Operating Partnership as one business. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an umbrella partnership REIT, or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time to time); therefore, MAA's primary function is acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

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

In order to highlight the material differences between MAA and the Operating Partnership, this combined Quarterly Report on Form 10-Q includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

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

In the sections that combine disclosures for MAA and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because we operate the business through the Operating Partnership. MAA, the Operating Partnership and its subsidiaries operate as one consolidated business, but MAA, the Operating Partnership and each of its subsidiaries are separate, distinct legal entities.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Real estate assets:
Land	$1,878,209	$1,868,828
Buildings and improvements and other	11,730,705	11,670,216
Development and capital improvements in progress	57,396	59,506
	13,666,310	13,598,550
Less: Accumulated depreciation	(2,668,708)	(2,549,287)
	10,997,602	11,049,263
Undeveloped land	58,257	58,257
Investment in real estate joint venture	44,138	44,181
Real estate assets, net	11,099,997	11,151,701

Cash and cash equivalents	44,623	34,259
Restricted cash	14,764	17,414
Other assets	144,378	120,407
Total assets	$11,303,762	$11,323,781

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,886,236	$4,053,302
Secured notes payable	661,862	475,026
Accrued expenses and other liabilities	419,320	413,850
Total liabilities	4,967,418	4,942,178

Redeemable common stock	11,045	9,414

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 113,916,208 and 113,844,267 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively (1)	1,137	1,136
Additional paid-in capital	7,141,544	7,138,170
Accumulated distributions in excess of net income	(1,037,268)	(989,263)
Accumulated other comprehensive loss	(3,300)	(212)
Total MAA shareholders' equity	6,102,122	6,149,840
Noncontrolling interests - Operating Partnership units	218,011	220,043
Total Company's shareholders' equity	6,320,133	6,369,883
Noncontrolling interests - consolidated real estate entities	5,166	2,306
Total equity	6,325,299	6,372,189
Total liabilities and equity	$11,303,762	$11,323,781

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 are 101,025 and 98,371, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenues:
Rental and other property revenues	$401,178	$386,017
Expenses:
Operating expense, excluding real estate taxes and insurance	89,793	89,148
Real estate taxes and insurance	59,584	55,256
Depreciation and amortization	122,789	120,744
Total property operating expenses	272,166	265,148
Property management expenses	13,842	12,880
General and administrative expenses	13,153	10,132
Merger and integration related expenses	—	3,799
Interest expense	45,700	40,905
Loss on sale of depreciable real estate assets	13	—
Gain on sale of non-depreciable real estate assets	(8,963)	(150)
Other non-operating (income) expense	(935)	2,341
Income before income tax expense	66,202	50,962
Income tax expense	(641)	(640)
Income from continuing operations before real estate joint venture activity	65,561	50,322
Income from real estate joint venture	397	498
Net income	65,958	50,820
Net income attributable to noncontrolling interests	2,298	1,801
Net income available for shareholders	63,660	49,019
Dividends to MAA Series I preferred shareholders	922	922
Net income available for MAA common shareholders	$62,738	$48,097

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.55	$0.42

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.55	$0.42

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Net income	$65,958	$50,820
Other comprehensive income:
Unrealized (loss) gain from derivative instruments	(2,456)	832
Adjustment for net gains reclassified into net income from derivative instruments	(745)	(193)
Total comprehensive income	62,757	51,459
Less: Comprehensive income attributable to noncontrolling interests	(2,185)	(1,830)
Comprehensive income attributable to MAA	$60,572	$49,629

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$65,958	$50,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,082	121,361
Loss on sale of depreciable real estate assets	13	—
Gain on sale of non-depreciable real estate assets	(8,963)	(150)
Stock compensation expense	4,785	4,024
Amortization of debt premium and debt issuance costs	1,747	(1,569)
Net change in operating accounts and other	(31,944)	(21,782)
Net cash provided by operating activities	154,678	152,704

Cash flows from investing activities:
Purchases of real estate and other assets	(13,595)	—
Capital improvements, development and other	(53,214)	(51,775)
Distributions from real estate joint ventures	43	—
Contributions to affiliates	—	(750)
Proceeds from disposition of real estate assets	13,882	5,860
Net cash used in investing activities	(52,884)	(46,665)

Cash flows from financing activities:
Proceeds from lines of credit	145,000	150,000
Repayments of lines of credit	(610,000)	(110,000)
Proceeds from notes payable	490,435	—
Principal payments on notes payable	(1,847)	(41,042)
Payment of deferred financing costs	(4,705)	—
Distributions to noncontrolling interests	(3,947)	(3,865)
Dividends paid on common shares	(109,324)	(104,876)
Dividends paid on preferred shares	(922)	(922)
Net change in other financing activities	1,230	(2,091)
Net cash used in financing activities	(94,080)	(112,796)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,714	(6,757)
Cash, cash equivalents and restricted cash, beginning of period	51,673	88,867
Cash, cash equivalents and restricted cash, end of period	$59,387	$82,110

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,623	$59,706
Restricted cash	14,764	22,404
Total cash, cash equivalents and restricted cash	$59,387	$82,110

Supplemental disclosure of cash flow information:
Interest paid	$18,322	$24,889
Income taxes paid	59	2,522

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$336	$2,780
Accrued construction in progress	15,155	14,640
Interest capitalized	388	795
Mark-to-market adjustment on derivative instruments	3,633	(1,363)
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except unit data)

	March 31, 2019	December 31, 2018
Assets
Real estate assets:
Land	$1,878,209	$1,868,828
Buildings and improvements and other	11,730,705	11,670,216
Development and capital improvements in progress	57,396	59,506
	13,666,310	13,598,550
Less: Accumulated depreciation	(2,668,708)	(2,549,287)
	10,997,602	11,049,263
Undeveloped land	58,257	58,257
Investment in real estate joint venture	44,138	44,181
Real estate assets, net	11,099,997	11,151,701

Cash and cash equivalents	44,623	34,259
Restricted cash	14,764	17,414
Other assets	144,378	120,407
Total assets	$11,303,762	$11,323,781

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,886,236	$4,053,302
Secured notes payable	661,862	475,026
Accrued expenses and other liabilities	419,320	413,850
Due to general partner	19	19
Total liabilities	4,967,437	4,942,197

Redeemable common units	11,045	9,414

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of March 31, 2019 and December 31, 2018, respectively	66,840	66,840
Common units:
General partner, 113,916,208 and 113,844,267 OP Units outstanding as of March 31, 2019 and December 31, 2018, respectively (1)	6,038,625	6,083,142
Limited partners, 4,105,171 and 4,111,301 OP Units outstanding as of March 31, 2019 and December 31, 2018, respectively (1)	218,011	220,043
Accumulated other comprehensive loss	(3,362)	(161)
Total operating partners' capital	6,320,114	6,369,864
Noncontrolling interests - consolidated real estate entities	5,166	2,306
Total capital	6,325,280	6,372,170
Total liabilities and capital	$11,303,762	$11,323,781

(1)
Number of units outstanding represent total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 are 101,025 and 98,371, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2019	2018
Revenues:
Rental and other property revenues	$401,178	$386,017
Expenses:
Operating expense, excluding real estate taxes and insurance	89,793	89,148
Real estate taxes and insurance	59,584	55,256
Depreciation and amortization	122,789	120,744
Total property operating expenses	272,166	265,148
Property management expenses	13,842	12,880
General and administrative expenses	13,153	10,132
Merger and integration related expenses	—	3,799
Interest expense	45,700	40,905
Loss on sale of depreciable real estate assets	13	—
Gain on sale of non-depreciable real estate assets	(8,963)	(150)
Other non-operating (income) expense	(935)	2,341
Income before income tax expense	66,202	50,962
Income tax expense	(641)	(640)
Income from continuing operations before real estate joint venture activity	65,561	50,322
Income from real estate joint venture	397	498
Net income	65,958	50,820
Dividends to preferred unitholders	922	922
Net income available for MAALP common unitholders	$65,036	$49,898

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.55	$0.42

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.55	$0.42

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Net income	$65,958	$50,820
Other comprehensive income:
Unrealized (loss) gain from derivative instruments	(2,456)	832
Adjustment for net gains reclassified into net income from derivative instruments	(745)	(193)
Comprehensive income attributable to MAALP	$62,757	$51,459

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$65,958	$50,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,082	121,361
Loss on sale of depreciable real estate assets	13	—
Gain on sale of non-depreciable real estate assets	(8,963)	(150)
Stock compensation expense	4,785	4,024
Amortization of debt premium and debt issuance costs	1,747	(1,569)
Net change in operating accounts and other	(31,944)	(21,782)
Net cash provided by operating activities	154,678	152,704

Cash flows from investing activities:
Purchases of real estate and other assets	(13,595)	—
Capital improvements, development and other	(53,214)	(51,775)
Distributions from real estate joint ventures	43	—
Contributions to affiliates	—	(750)
Proceeds from disposition of real estate assets	13,882	5,860
Net cash used in investing activities	(52,884)	(46,665)

Cash flows from financing activities:
Proceeds from lines of credit	145,000	150,000
Repayments of lines of credit	(610,000)	(110,000)
Proceeds from notes payable	490,435	—
Principal payments on notes payable	(1,847)	(41,042)
Payment of deferred financing costs	(4,705)	—
Distributions paid on common units	(113,271)	(108,741)
Distributions paid on preferred units	(922)	(922)
Net change in other financing activities	1,230	(2,091)
Net cash used in financing activities	(94,080)	(112,796)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,714	(6,757)
Cash, cash equivalents and restricted cash, beginning of period	51,673	88,867
Cash, cash equivalents and restricted cash, end of period	$59,387	$82,110

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,623	$59,706
Restricted cash	14,764	22,404
Total cash, cash equivalents and restricted cash	$59,387	$82,110

Supplemental disclosure of cash flow information:
Interest paid	$18,322	$24,889
Income taxes paid	59	2,522

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$15,155	$14,640
Interest capitalized	388	795
Mark-to-market adjustment on derivative instruments	3,633	(1,363)

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

As of March 31, 2019, MAA owned 113,916,208 OP Units (or 96.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. Management believes it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an umbrella partnership REIT, or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time to time); therefore, MAA's primary function is acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the Company's real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of March 31, 2019, the Company owned and operated 303 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of March 31, 2019, the Company had five development communities under construction totaling 1,090 apartment units. Total expected costs for these five development projects are $230.5 million, of which $59.5 million had been incurred through March 31, 2019. The Company expects to complete two developments in the second half of 2019, one development in the first half of 2020, one development in the second half of 2020 and one development in the first half of 2021. Thirty of the Company's apartment communities include retail components with approximately 615,000 square feet of gross leasable space. The Company also has four commercial properties with approximately 260,000 square feet of combined gross leasable area. The Company’s apartment communities and commercial properties are located across 17 states and the District of Columbia.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership and all other subsidiaries in which MAA has a controlling financial interest. MAA owns, directly or indirectly, approximately 80% to 100% of all consolidated subsidiaries, including the Operating Partnership. The condensed consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 80% to 100% of all consolidated subsidiaries. In management's opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company invests in entities which may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAALP is classified as a VIE, since the limited partners lack substantive kick-out rights and substantive participating rights. The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities. The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence, but does not have the ability to exercise control. The factors considered in determining whether the Company has the ability to exercise control include ownership of voting interests and participatory rights of investors (see "Investments in Unconsolidated Affiliates" below).

Changes in Presentation

In an effort to simplify the Company's presentation of cash flows from financing activities within the condensed consolidated statements of cash flows, the Company combined "Repurchase of common stock"; "Debt prepayment and extinguishment costs"; "Proceeds from issuances of common shares"; and "Exercise of stock options" into one line, "Net change in other financing activities" within the cash flows from financing activities section. No presentation changes were made to the cash flows from operating or investing activities sections of the condensed consolidated statements of cash flows. Prior year amounts have been changed to conform to the Company's current year presentation. These changes in presentation had no effect on the Company's ending cash, cash equivalents and restricted cash balances and did not impact the classification of cash flows between operating, investing and financing activities.
Noncontrolling Interests
As of March 31, 2019, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see below) and (2) noncontrolling interest related to its consolidated real estate entities (see "Investment in Consolidated Real Estate Entities" below). The noncontrolling interests in the accompanying condensed consolidated financial statements relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the

Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA's common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

Investments in Unconsolidated Affiliates

Through its investment in a limited liability company, or the Apartment LLC, the Company together with an institutional investor indirectly owns one apartment community, Post Massachusetts Avenue, located in Washington, D.C.  The Company owned a 35.0% equity interest in the unconsolidated real estate joint venture as of March 31, 2019 and provides property and asset management services to the Apartment LLC for which it earns fees. The joint venture was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the Apartment LLC using the equity method of accounting as the Company is able to exert significant influence over the joint venture but does not have a controlling interest.  As of March 31, 2019, the Company's investment in the Apartment LLC totaled $44.1 million.

In September 2017, a subsidiary of the Operating Partnership invested in a limited partnership, Real Estate Technology Ventures, L.P. As of March 31, 2019, the Operating Partnership indirectly owned 20.7% of the limited partnership. The limited partnership was determined to be a VIE, but the Company is not designated as a primary beneficiary. As a result, the Company accounts for its investment in the limited partnership using the equity method of accounting as the investment is considered more than minor. As of March 31, 2019, the Company's investment in the limited partnership totaled $3.7 million and is included in "Other assets" in the accompanying Condensed Consolidated Balance Sheet. As of March 31, 2019, the Company was committed to make additional capital contributions totaling $13.6 million if and when called by the general partner of the limited partnership and until September 2022.

Investments in Consolidated Real Estate Entities

The Company owns a 92.5% equity interest in a consolidated real estate entity that developed, constructed and operates a 359-unit apartment community in Denver, Colorado. The owner of the remaining 7.5% equity interest, a private real estate company, was generally responsible for the development and construction of the community, which was completed during the year ended December 31, 2018. The Company will continue to operate and manage the community. The entity was determined to be a VIE with the Company designated as the primary beneficiary.  As a result, the accounts of the entity are consolidated by the Company.  As of March 31, 2019, the consolidated assets and liabilities included buildings and improvements and other, net of accumulated depreciation of $69.8 million; land of $14.9 million; and accrued expenses and other liabilities of $1.0 million.

During the first quarter of 2019, the Company acquired an 80.0% equity interest in a consolidated real estate entity that will develop, construct and operate an apartment community in Phoenix, Arizona. The joint venture acquired the land site and initiated development of the apartment community in the first quarter of 2019. The owner of the remaining 20.0% equity interest, a private real estate company, is responsible for the development and construction of the community, and the Company will operate and manage the community upon its completion. The entity was determined to be a VIE with the Company designated as the primary beneficiary. As a result, the accounts of the entity are consolidated by the Company. As of March 31, 2019, the consolidated assets and liabilities included development and capital improvements in process of $4.7 million; land of $9.4 million; and accrued expenses and other liabilities of $0.7 million.

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

Leases

In 2016, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update, or ASU, 2016-02, Leases (Topic 842), which established new principles, presentation and disclosure requirements for lease accounting for both the lessee and lessor. On January 1, 2019, management adopted ASU 2016-02 using the modified retrospective transition approach with an effective date as of the adoption date and elected certain practical expedients allowed by the new standard. Under the new standard, lessors are required to account for leases in a similar manner as previous lease accounting guidance but aligned with the newly adopted revenue recognition standard. Lessees are required to record most leases on the balance sheet and recognize lease expense in the income statement in a manner similar to previous practice. The new standard requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for all leases with terms of more than twelve months. Expenses related to leases determined to be operating leases are recognized on a straight-line basis, while expenses related to leases determined to be financing leases are recognized based on an effective interest method in which interest and amortization are presented separately in the income statement.

Comparative periods presented in this Quarterly Report on Form 10-Q continue to apply guidance in ASC Topic 840, Leases, and have not been recast as the Company adopted the new standard using the modified retrospective transition approach effective as of January 1, 2019. The adoption of the new lease standard has not resulted in a significant change in the accounting for the Company’s rental revenues as the Company's residential, retail and commercial leases, where it is the lessor, will continue to be accounted for as operating leases. Management has elected available practical expedients that provide lessors an option not to separate lease and non-lease components when certain criteria are met, and instead, allow for those components to be accounted for as a single lease component. Thus, beginning with the effective date of the adoption of the new standard, January 1, 2019, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported in the line item, "Rental revenues", as presented in the disaggregation of the Company's revenues in Note 11.

The Company is the lessee under certain ground, office, equipment and other operating leases. Based on its election of the package of practical expedients provided in ASU 2016-02, the Company did not reassess the classification of existing leases with its adoption of ASC Topic 842. The Company’s existing leases as of January 1, 2019 will continue to be accounted for as operating leases; however, if contracts are modified subsequent to the adoption of ASC Topic 842, the Company will be required to reassess the contracts using guidance provided under ASC Topic 842. The Company recognized total right-of-use assets of $54.3 million within "Other assets" and related lease obligations of $33.6 million within "Accrued expenses and other liabilities" on its Condensed Consolidated Balance Sheets for leases in effect as of January 1, 2019. As most leases do not provide a readily determinable implicit rate to discount future minimum lease payments to present value, management estimated the Company's incremental borrowing rate based on information available as of the date of adoption and based on the remaining lease terms as of the date of initial application. Operating leases recognized upon adoption have a weighted-average remaining lease term of approximately 33 years and a weighted-average discount rate of approximately 4.4%. Lease expense for the three months ended March 31, 2019, recognized under ASC Topic 842, continued to be immaterial for the Company and was recognized in a similar manner as compared to the three months ended March 31, 2018. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2019 was also immaterial.
Revenue Recognition

The Company primarily leases multifamily residential apartments under operating leases generally due on a monthly basis with terms of approximately one year or less, which are recorded as operating leases. Rental revenues are recognized in accordance with ASC Topic 842 using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term. Rental revenues represent approximately 93% of the Company's total revenues and include gross market rent less adjustments for concessions, vacancy loss and bad debt. Approximately 6% of the Company's total revenues represents reimbursable property revenues from its tenants for utility reimbursements, which are generally recognized and due on a monthly basis as tenants obtain control of the service over the term of the lease. The remaining 1% of the Company's total revenues represents other non-lease revenues primarily driven by nonrefundable fees and commissions.

With the adoption of ASC Topic 842, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and to be reported in a single line, while non-lease reimbursable property revenues recognized prior to January 1, 2019 will continue to be reported as non-lease revenues and recognized in accordance with ASC Topic 606, Revenue Recognition. The guidance requires that revenue recognized outside of the scope of ASC Topic 842 is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

2.    Earnings per Common Share of MAA

Basic earnings per share is computed using the two-class method by dividing net income available to MAA common shareholders by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share. For the three months ended March 31, 2019 and 2018, MAA's diluted earnings per share was computed using the treasury stock method and the two-class method, respectively, as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Calculation of Earnings per Common Share - basic
Net income	$65,958	$50,820
Net income attributable to noncontrolling interests	(2,298)	(1,801)
Unvested restricted stock (allocation of earnings)	(87)	(79)
Preferred dividends	(922)	(922)
Net income available for common shareholders, adjusted	$62,651	$48,018

Weighted average common shares - basic	113,726	113,507
Earnings per common share - basic	$0.55	$0.42

Calculation of Earnings per Common Share - diluted
Net income	$65,958	$50,820
Net income attributable to noncontrolling interests (1)	(2,298)	(1,801)
Unvested restricted stock (allocation of earnings) (2)	—	(79)
Preferred dividends	(922)	(922)
Net income available for common shareholders, adjusted	$62,738	$48,018

Weighted average common shares - basic	113,726	113,507
Effect of dilutive securities (2)	207	—
Weighted average common shares - diluted	113,933	113,507
Earnings per common share - diluted	$0.55	$0.42

(1) For the three months ended March 31, 2019 and March 31, 2018, 4.1 million OP Units and 4.2 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.
(2) For the three months ended March 31, 2018, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculation as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per common unit is computed using the two-class method by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per common unit. Diluted earnings per common unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. Both the unvested restricted unit awards and other potentially dilutive common units, and the related impact to earnings, are considered when calculating earnings per common unit on a diluted basis with diluted earnings per common unit being the more dilutive of the treasury stock or two-class methods.  For the three months ended March 31, 2019 and 2018, MAA's diluted earnings per common unit was computed using the treasury stock method and the two-class method, respectively, as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended March 31,
	2019	2018
Calculation of Earnings per Common Unit - basic
Net income	$65,958	$50,820
Unvested restricted stock (allocation of earnings)	(87)	(79)
Preferred unit distributions	(922)	(922)
Net income available for common unitholders, adjusted	$64,949	$49,819

Weighted average common units - basic	117,837	117,689
Earnings per common unit - basic	$0.55	$0.42

Calculation of Earnings per Common Unit - diluted
Net income	$65,958	$50,820
Unvested restricted stock (allocation of earnings) (1)	—	(79)
Preferred unit distributions	(922)	(922)
Net income available for common unitholders, adjusted	$65,036	$49,819

Weighted average common units - basic	117,837	117,689
Effect of dilutive securities (1)	207	—
Weighted average common units - diluted	118,044	117,689
Earnings per common unit - diluted	$0.55	$0.42

(1) For the three months ended March 31, 2018, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculation as they are not dilutive.

4.    MAA Equity

Changes in total equity and its components for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2018	$9	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189
Net income	—	—	—	63,660	—	2,298	—	65,958
Other comprehensive income - derivative instruments	—	—	—	—	(3,088)	(113)	—	(3,201)
Issuance and registration of common shares	—	1	1,128	—	—	—	—	1,129
Shares repurchased and retired	—	—	(3,023)	—	—	—	—	(3,023)
Exercise of stock options	—	—	208	—	—	—	—	208
Shares issued in exchange for common units	—	—	336	—	—	(336)	—	—
Redeemable stock fair market value adjustment	—	—	—	(1,351)	—	—	—	(1,351)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(60)	—	—	60	—	—
Amortization of unearned compensation	—	—	4,785	—	—	—	—	4,785
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.9600 per share)	—	—	—	(109,392)	—	—	—	(109,392)
Dividends on noncontrolling interests units ($0.9600 per unit)	—	—	—	—	—	(3,941)	—	(3,941)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,860	2,860
EQUITY BALANCE MARCH 31, 2019	$9	$1,137	$7,141,544	$(1,037,268)	$(3,300)	$218,011	$5,166	$6,325,299

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2017	$9	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894
Net income	—	—	—	49,019	—	1,801	—	50,820
Other comprehensive loss - derivative instruments	—	—	—	—	610	29	—	639
Issuance and registration of common shares	—	1	104	—	—	—	—	105
Shares repurchased and retired	—	—	(2,912)	—	—	—	—	(2,912)
Exercise of stock options	—	—	625	—	—	—		625
Shares issued in exchange for common units	—	—	2,780	—	—	(2,780)	—	—
Shares issued in exchange for redeemable stock	—		1,915	—	—	—	—	1,915
Redeemable stock fair market value adjustment	—	—	—	965	—	—	—	965
Adjustment for noncontrolling interests in Operating Partnership	—	—	92	—	—	(92)	—	—
Cumulative adjustment due to adoption of ASU 2017-12			—	(233)	233	—		—
Amortization of unearned compensation	—	—	4,024	—	—	—	—	4,024
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.9225 per share)	—	—	—	(104,971)	—	—	—	(104,971)
Dividends on noncontrolling interests units ($0.9225 per unit)	—	—	—	—	—	(3,819)	—	(3,819)
EQUITY BALANCE MARCH 31, 2018	$9	$1,135	$7,127,740	$(840,642)	$3,000	$226,815	$2,306	$6,520,363

5.    MAALP Capital

Changes in total capital and its components for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170
Net income	2,298	62,738	922	—	—	65,958
Other comprehensive income - derivative instruments	—	—	—	(3,201)	—	(3,201)
Issuance of units	—	1,129	—	—	—	1,129
Units repurchased and retired	—	(3,023)	—	—	—	(3,023)
Exercise of unit options	—	208	—	—	—	208
General partner units issued in exchange for limited partner units	(336)	336	—	—	—	—
Redeemable units fair market value adjustment	—	(1,351)	—	—	—	(1,351)
Adjustment for limited partners' capital at redemption value	(53)	53	—	—	—	—
Amortization of unearned compensation	—	4,785	—	—	—	4,785
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.9600 per unit)	(3,941)	(109,392)	—	—	—	(113,333)
Contribution from noncontrolling interest	—	—	—	—	2,860	2,860
CAPITAL BALANCE MARCH 31, 2019	$218,011	$6,038,625	$66,840	$(3,362)	$5,166	$6,325,280

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875
Net income	1,801	48,097	922	—	—	50,820
Other comprehensive income - derivative instruments	—	—	—	639	—	639
Issuance of units	—	105	—	—	—	105
Units repurchased and retired	—	(2,912)	—	—	—	(2,912)
Exercise of unit options	—	625	—	—	—	625
General partner units issued in exchange for limited partner units	(2,780)	2,780	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915
Redeemable units fair market value adjustment	—	965	—	—	—	965
Adjustment for limited partners' capital at redemption value	(63)	63	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—
Amortization of unearned compensation	—	4,024	—	—	—	4,024
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.9225 per unit)	(3,819)	(104,971)	—	—	—	(108,790)
CAPITAL BALANCE MARCH 31, 2018	$226,815	$6,221,216	$66,840	$3,167	$2,306	$6,520,344

6.           Borrowings

The following table summarizes the Company's outstanding debt as of March 31, 2019 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$75,000	3.4%	4/15/2020
Fixed rate senior notes	2,942,000	4.0%	11/26/2025
Term loans fixed with swaps	300,000	2.3%	3/1/2022
Variable rate term loans	600,000	3.4%	1/22/2020
Debt issuance costs, discounts and fair market value adjustments	(30,764)
Total unsecured debt	$3,886,236	3.8%
Fixed rate secured debt
Individual property mortgages	$665,588	4.5%	5/2/2036
Debt issuance costs and fair market value adjustments	(3,726)
Total secured debt	$661,862	4.5%
Total outstanding debt	$4,548,098	3.9%

Unsecured Revolving Credit Facility

MAALP maintains a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by KeyBank National Association, or the Credit Facility. The Credit Facility includes an expansion option up to $1.5 billion. The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and, as of March 31, 2019, the interest rate was 3.40%. The Credit Facility expires in April 2020 with an option to extend for an additional six months. As of March 31, 2019, MAALP had $75.0 million outstanding under the Credit Facility with another $2.5 million of additional capacity used to support outstanding letters of credit.

Senior Unsecured Notes

As of March 31, 2019, MAALP had approximately $2.7 billion in principal amount of publicly issued senior unsecured notes and $242.0 million of privately placed senior unsecured notes. The senior unsecured notes had maturities at issuance ranging from seven to twelve years, with an average of 6.7 years remaining until maturity as of March 31, 2019.

In March 2019, MAALP publicly issued $300.0 million in aggregate principal amount of senior unsecured notes, maturing March 2029 with an interest rate of 3.950% per annum, or the 2029 Notes. The purchase price paid by the initial purchasers was 99.720% of the principal amount. The 2029 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2029 Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2019. The net proceeds of the offering, after deducting the original issue discount, underwriting commissions and expenses of approximately $2.8 million, were $297.2 million. The 2029 Notes have been reflected net of discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of March 31, 2019. In connection with the issuance of the 2029 Notes, MAALP cash settled $300.0 million in forward interest rate swap agreements, entered into during the second half of 2018 to effectively lock the interest rate on the planned transaction, resulting in an effective interest rate of 4.24% over the ten year life of the 2029 Notes.

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

Secured Property Mortgages

As of March 31, 2019, the Company had $665.6 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.5% and a weighted average maturity in 2036, which includes a $191.3 million mortgage with a fixed rate of 4.43% associated with seven apartment communities entered into in February 2019. The mortgage is scheduled to mature in February 2049.

Guarantees

As of March 31, 2019, MAA fully and unconditionally guaranteed $242.0 million of the privately placed senior unsecured notes issued by MAALP.

7.           Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash, and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of March 31, 2019 and December 31, 2018, totaled $3.6 billion and $3.1 billion, respectively, and had estimated fair values of $3.7 billion and $3.1 billion (excluding prepayment penalties) as of March 31, 2019 and December 31, 2018, respectively. The carrying values of variable rate notes payable (excluding the impact of interest rate swap agreements) as of March 31, 2019 and December 31, 2018, totaled $1.0 billion and $1.1 billion, respectively, and had estimated fair values of $1.0 billion and $1.1 billion (excluding prepayment penalties) as of March 31, 2019 and December 31, 2018, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded that these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of March 31, 2019, the Company had four outstanding interest rate derivatives with a total notional balance of $300.0 million that were designated as cash flow hedges of interest rate risk. The Company uses interest rate swaps to add stability to interest expense and to manage, or hedge, its exposure to interest rate movements associated with its variable rate debt or as hedges in anticipation of future debt transactions. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair value of interest rate derivative contracts designated as hedging instruments recorded in "Other assets" in the accompanying Condensed Consolidated Balance Sheets was $2.5 million and $3.7 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of interest rate derivative contract liabilities recorded in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheet was $5.3 million as of December 31, 2018. There were no interest rate derivative contract liabilities as of March 31, 2019.

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

The derivative asset related to the redemption feature embedded in the MAA Series I preferred stock is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. This analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company's option beginning on October 1, 2026 and at the redemption price of $50 per share (see Note 8). The analysis uses observable market-based inputs, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to "Other non-operating (expense) income" in the accompanying Condensed Consolidated Statements of Operations. As a result of adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset during the three months ended March 31, 2019, the fair value of the embedded derivative decreased to $18.1 million as of March 31, 2019 as compared to $18.6 million as of December 31, 2018.

The Company has determined the majority of the inputs used to value its outstanding debt and derivatives, including its embedded derivative, fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and all of its derivatives held as of March 31, 2019 and December 31, 2018 were classified as Level 2 in the fair value hierarchy. The Company's derivative financial instruments and their related gains and losses are reported in "Net change in operating accounts and other" in the accompanying Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges of Interest Rate Risk

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive loss" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship. Amounts reported in "Accumulated other comprehensive loss" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $1.6 million will be reclassified to earnings as a decrease to "Interest expense", which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCL into Income	Gain Reclassified from Accumulated OCL into Interest Expense(1)
Three months ended March 31,	2019	2018		2019	2018
Interest rate contracts	$(2,456)	$832	Interest Expense	$745	$193

(1)	See the Condensed Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Loss Recognized in Earnings on Derivative
For the three months ended March 31,		2019	2018
Preferred stock embedded derivative	Other non-operating (income) expense	$(524)	$(2,644)

Credit-Risk-Related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of March 31, 2019, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements although there was no termination value liability as of March 31, 2019. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Condensed Consolidated Balance Sheets.

8.           Shareholders' Equity of MAA

As of March 31, 2019, 113,916,208 shares of common stock of MAA and 4,105,171 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,021,379 shares and units. As of March 31, 2018, 113,745,207 shares of common stock of MAA and 4,141,780 OP Units (excluding the OP Units held by MAA) were outstanding, representing a total of 117,886,987 shares and units. Options to purchase 87,788 shares of MAA's common stock were outstanding as of March 31, 2019, compared to 95,838 outstanding options as of March 31, 2018. During the three months ended March 31, 2019 and 2018, MAA issued 2,827 shares and 12,600 shares, respectively, related to the exercise of stock options. These exercises resulted in proceeds of $0.2 million and $0.6 million, respectively.

Preferred Stock

As of March 31, 2019, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

9.    Partners' Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of March 31, 2019, there were 118,021,379 OP Units outstanding, 113,916,208, or 96.5%, of which represent Class B OP Units (common units issued to or held by MAALP's general partner or any of its subsidiaries), which were owned by MAA, MAALP's general partner. The remaining 4,105,171 OP Units were Class A OP Units owned by Class A limited partners. As of March 31, 2018, there were 117,886,987 OP Units outstanding, 113,745,207, or 96.5%, of which were owned by MAA and 4,141,780 of which were owned by the Class A limited partners.

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

At March 31, 2019, a total of 4,105,171 Class A OP Units were outstanding and redeemable for 4,105,171 shares of MAA common stock, with an approximate value of $448.8 million, based on the closing price of MAA’s common stock on March 29, 2019 of $109.33 per share. At March 31, 2018, a total of 4,141,780 Class A OP Units were outstanding and redeemable for 4,141,780 shares of MAA common stock, with an approximate value of $377.9 million, based on the closing price of MAA’s common stock on March 29, 2018 of $91.24 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of March 31, 2019, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I Preferred Units.  The MAALP Series I Preferred Units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of March 31, 2019, 867,846 units of the MAALP Series I Preferred Units were outstanding.

10.     Commitments and Contingencies

Leases

The Company's leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that generally compensate for the impact of inflation.  The Company also has other immaterial office and equipment operating leases.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of March 31, 2019 (in thousands):

Operating Leases
2019	$2,054
2020	2,744
2021	2,771
2022	2,767
2023	2,761
Thereafter	68,516
Total minimum lease payments	81,613
Net present value adjustments	(48,056)
Operating lease obligations	$33,557

Legal Proceedings

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that the Company (but not Post Properties) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent. The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification. The Company also intends to appeal the District Court’s order granting plaintiff's motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. The Company will continue to vigorously defend the action and pursue such appeals. Management estimates that the Company's maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $54.6 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties, Inc. (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. The plaintiffs are seeking monetary damages and attorney's fees and costs. In September 2018, the District Court certified a class proposed by the plaintiff.  Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company's petition to review the District Court's order granting class certification. The Company also intends to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. The Company will continue to vigorously defend the action and pursue such appeals. Management estimates that the Company's maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $8.4 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

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

As of March 31, 2019 and December 31, 2018, the Company's accrual for loss contingencies relating to unresolved legal matters was $8.8 million and $8.7 million in the aggregate, respectively. The loss contingencies are presented in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets.

11.           Segment Information

As of March 31, 2019, the Company owned and operated 303 multifamily apartment communities in 17 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company's chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following reflects the two reportable segments for the Company:

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

Revenues and NOI for each reportable segment for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Revenues:
Same Store
Rental revenues	$372,441	$341,095
Reimbursable property revenues (1)	—	23,002
Other property revenues	3,099	2,874
Total Same Store revenues	$375,540	$366,971
Non-Same Store and Other
Rental revenues	$25,499	$17,945
Reimbursable property revenues (1)	—	685
Other property revenues	139	416
Total Non-Same Store and Other revenues	$25,638	$19,046
Total rental and other property revenues	$401,178	$386,017

Net Operating Income:
Same Store NOI	$237,439	$231,655
Non-Same Store and Other NOI	14,362	9,958
Total NOI	251,801	241,613
Depreciation and amortization	(122,789)	(120,744)
Property management expenses	(13,842)	(12,880)
General and administrative expenses	(13,153)	(10,132)
Merger and integration expenses	—	(3,799)
Interest expense	(45,700)	(40,905)
Loss on sale of depreciable real estate assets	(13)	—
Gain on sale of non-depreciable real estate assets	8,963	150
Other non-operating income (expense)	935	(2,341)
Income tax expense	(641)	(640)
Income from real estate joint venture	397	498
Net income attributable to noncontrolling interests	(2,298)	(1,801)
Dividends to MAA Series I preferred shareholders	(922)	(922)
Net income available for MAA common shareholders	$62,738	$48,097
(1) As a result of the adoption of ASC Topic 842 referenced in Note 1, for the three months ended March 31, 2019, Same Store and Non-Same Store reimbursable property revenues of $23.0 million and $0.8 million, respectively, are reflected as rental revenues.

Assets for each reportable segment as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Same Store	$9,935,157	$9,991,538
Non-Same Store and Other	1,178,083	1,163,083
Corporate assets	190,522	169,160
Total assets	$11,303,762	$11,323,781

12.           Real Estate Acquisitions and Dispositions

The following table reflects the Company's acquisition activity for the three months ended March 31, 2019:

Multifamily Acquisition (1)	Market	Units	Date Acquired
Novel Midtown	Phoenix, AZ	345	February 2019
(1) This pre-purchase multifamily community development is being developed through a joint venture with a local developer. The Company holds an 80% interest in the joint venture.

The following table reflects the Company's disposition activity for the three months ended March 31, 2019:

Land Disposition	Market	Acres	Date Sold
Peachtree Road - Outparcel	Atlanta, GA	1	February 2019

Commercial Disposition	Market	Sq Ft	Date Sold
Poplar Avenue Office	Memphis, TN	42,000	March 2019

13.           Subsequent Events

On April 5, 2019, the Company acquired approximately two acres of development land located in the Orlando, Florida market.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.5% interest as of March 31, 2019. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of March 31, 2019, we owned and operated 303 apartment communities through the Operating Partnership and its subsidiaries, we had an ownership interest in one apartment community through an unconsolidated real estate joint venture, and we had five development communities under construction. In addition, as of March 31, 2019, we owned four commercial properties, and 30 of our apartment communities included retail components. Our apartment communities and commercial properties are located across 17 states and the District of Columbia.

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

The following factors, among others, could cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	exposure, as a multifamily focused REIT to risks inherent in investments in a single industry and sector;

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

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	failure of development communities to be completed, if at all, within budget and on a timely basis, to lease-up as anticipated or to achieve anticipated results;

•	unexpected capital needs;

•	changes in operating costs, including real estate taxes, utilities and insurance costs;

•	losses from catastrophes in excess of our insurance coverage;

•	ability to obtain financing at favorable rates, if at all, and refinance existing debt as it matures;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	loss of hedge accounting treatment for interest rate swaps;

•	the continuation of the good credit of our interest rate swap providers;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on financing;

•	the effect of any rating agency actions on the cost and availability of new debt financing;

•
the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark by the end of 2021 and the transition to a different benchmark interest rate could have adverse effects on our interest expense and our cash flow for general corporate requirements;

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

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Quarterly

Report on Form 10-Q to reflect events, circumstances or changes in expectations after the date on which this Quarterly Report on Form 10-Q is filed.

Overview of the Three Months Ended March 31, 2019

For the three months ended March 31, 2019, net income available for MAA common shareholders was $62.7 million compared to $48.1 million for the three months ended March 31, 2018. Results for the three months ended March 31, 2019 included $9.0 million of gains related to the sale of real estate assets and $0.5 million of expense related to the fair value adjustment of the embedded derivative related to the MAA Series I preferred stock. Results for the quarter ended March 31, 2018 included $2.6 million of income related to the adjustment of the embedded derivative. Revenues for the three months ended March 31, 2019 increased 3.9% compared to the three months ended March 31, 2018, primarily driven by a 2.3% increase in our Same Store segment and a 34.6% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2019 increased 3.4% compared to the three months ended March 31, 2018, due to a 2.1% increase in our Same Store segment and a 24.1% increase in our Non-Same Store and Other segment. The drivers of these increases are discussed below in the "Results of Operations" section.

Trends

During the three months ended March 31, 2019, demand for apartments continued to be relatively strong, as it was during the three months ended March 31, 2018. Average daily physical occupancy for our Same Store segment was 95.9% for the three months ended March 31, 2019, down from the 96.2% average daily physical occupancy for the three months ended March 31, 2018. Importantly, average effective rent per unit for the Same Store portfolio continued to increase, up 3.1% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban and downtown/central business district locations, with various monthly rent price points, will perform well in “up” cycles as well as weather “down” cycles better. Through our investment in 38 defined metropolitan statistical areas, we are diversified across markets, urban and suburban submarkets, and a variety of monthly rent pricing points.
Though overall demand continues to be strong, the current elevated supply levels are impacting rent growth for our portfolio, particularly for apartment communities located in urban submarkets. Properties in suburban submarkets have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets. Multifamily permitting is typically a leading indicator of future supply levels. While multifamily permitting across our markets was down in 2017 as compared to 2016, multifamily permitting across our markets in 2018 was up as compared to 2017. It is difficult to project supply levels based on this data because not all permitted projects are ultimately built. However, given the current supply level and the 2018 permitting data, we believe it is possible that supply in some of our markets could remain elevated over the next couple of years.
Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that economic conditions continue to support increased job growth, we believe that we may be able to maintain solid occupancy and more effectively increase rents. We also believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily apartment communities. Furthermore, rental competition from single family homes has not historically been a major competitive factor impacting our portfolio. We have seen significant rental competition from single family homes in only a few of our submarkets. For the three months ended March 31, 2019, total move outs attributable to single family home rentals for our combined portfolio represented less than 6% of total move outs, down slightly from the three months ended March 31, 2018. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast, Southwest and Mid-Atlantic regions) will continue to support apartment rental demand in our markets.

Rising interest rates may have a significant impact on our business and results of operations. As of March 31, 2019, we had approximately $4.5 billion of debt, of which 15% had variable rate interest and 85% had fixed or hedged interest rates. To the extent interest rates rise, our net interest expense on variable rate debt will increase as potentially will our net interest expense on any debt refinancing. Given the short-term nature of our leases, to the extent interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, average daily physical occupancy for the three months ended March 31, 2019 slightly decreased to 95.9%. As we move into the typically busy spring and summer leasing season, we believe that the current level of physical occupancy and continued strong job growth in our markets positions us well for the remainder of 2019 and sets us up to achieve improved pricing growth over what was achieved in the same period in 2018.
Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

For the three months ended March 31, 2019, we achieved net income available for MAA common shareholders of $62.7 million, a 30.4% increase compared to the three months ended March 31, 2018, and total revenue growth of $15.2 million, representing a 3.9% increase in property revenues compared to the three months ended March 31, 2018. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Property Revenues

The following table reflects our property revenues by segment for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Three months ended March 31,
	2019	2018	Increase	Percentage Increase
Same Store	$375,540	$366,971	$8,569	2.3%
Non-Same Store and Other	25,638	19,046	6,592	34.6%
Total	$401,178	$386,017	$15,161	3.9%

The increase in property revenues from our Same Store segment as compared to the three months ended March 31, 2018 was the primary driver in total property revenue growth. The Same Store segment generated a 2.3% increase in revenues for the three months ended March 31, 2019, primarily a result of average effective rent per unit growth of 3.1% offset by a slight decrease in occupancy as compared to the three months ended March 31, 2018. The increase in property revenues from our Non-Same Store and Other segment for the three months ended March 31, 2019 as compared to three months ended March 31, 2018 was primarily the result of continued lease-up of recent development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Three months ended March 31,
	2019	2018	Increase	Percentage Increase
Same Store	$138,101	$135,316	$2,785	2.1%
Non-Same Store and Other	11,276	9,088	2,188	24.1%
Total	$149,377	$144,404	$4,973	3.4%

The increase in property operating expenses from our Same Store segment for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily driven by increases in real estate tax expense of $3.0 million. The increase in property operating expenses from our Non-Same Store and Other segment for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily the result of increases in real estate tax expense of $1.1 million and personnel expenses of $1.4 million primarily due to the recent completion of apartment communities previously in our development pipeline.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2019 was $122.8 million, an increase of $2.0 million compared to the three months ended March 31, 2018. The increase was primarily driven by the recognition of depreciation expense associated with our capital asset spend subsequent to March 31, 2018 and through March 31, 2019. The capital asset spend was related to our development and redevelopment activities made in the normal course of business through March 31, 2019.

Other Income and Expenses

Property management expenses for the three months ended March 31, 2019 were $13.8 million, an increase of $1.0 million as compared to the three months ended March 31, 2018. The increase was primarily due to increases in personnel costs. General and administrative expenses for the three months ended March 31, 2019 were $13.2 million, an increase of $3.0 million as compared to the three months ended March 31, 2018, primarily due to increases in personnel costs. No merger and integration expenses were incurred during the three months ended March 31, 2019, which represented a decrease of $3.8 million as compared to the three months ended March 31, 2018, primarily due to completion of integration activities related to the merger with Post Properties by the end of 2018.

Interest expense for the three months ended March 31, 2019 was $45.7 million, an increase of $4.8 million as compared to the three months ended March 31, 2018. The increase was primarily driven by an increase of approximately 18 basis points in our effective interest rate during the three months ended March 31, 2019 compared to the same period in the prior year.

Gain on sale of non-depreciable assets for the three months ended March 31, 2019 was $9.0 million, an increase of $8.8 million as compared to the three months ended March 31, 2018. Although quarterly land disposition volume decreased year-over-year, the gain on sale of non-depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the three months ended March 31, 2019 was $0.9 million, an increase of approximately $3.3 million as compared to the three months ended March 31, 2018. The increase was primarily due to the recognition of $0.5 million of expense from the fair value adjustment of the embedded derivative related to the MAA Series I preferred stock during the three months ended March 31, 2019, as compared to the recognition of $2.6 million of expense from the adjustment of the embedded derivative during the three months ended March 31, 2018.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represent net income available for MAA common shareholders (calculated in accordance with the United States generally accepted accounting principles, or GAAP) excluding gains or losses on disposition of operating properties and asset impairment, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests, and adjustments for joint ventures. Because noncontrolling interest is added back, FFO, when used in this Quarterly Report on Form 10-Q, represents FFO attributable to the Company.

FFO should not be considered as an alternative to net income or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Trust, or NAREIT, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the three months ended March 31, 2019 and 2018, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,
	2019	2018
Net income available for MAA common shareholders	$62,738	$48,097
Depreciation and amortization of real estate assets	121,210	119,566
Loss on sale of depreciable real estate assets	13	—
Depreciation and amortization of real estate assets of real estate joint venture	145	145
Net income attributable to noncontrolling interests	2,298	1,801
Funds from operations attributable to the Company	$186,404	$169,609

FFO for the three months ended March 31, 2019 was $186.4 million, an increase of $16.8 million as compared to the three months ended March 31, 2018, primarily as a result of increases in property revenues of $15.2 million, gain on sale of non-depreciable assets of $8.8 million, and other non-operating income of $3.3 million, in addition to a decrease in merger and integration expenses of $3.8 million. The increases to FFO were offset by the increases in interest expense of $4.8 million, property operating expenses, excluding depreciation and amortization, of $5.0 million, and general and administrative expenses of $3.0 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $154.7 million for the three months ended March 31, 2019 as compared to $152.7 million for the three months ended March 31, 2018. The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Investing Activities

Net cash used in investing activities was $52.9 million for the three months ended March 31, 2019 as compared to $46.7 million for the three months ended March 31, 2018. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		(Decrease) Increase in Net Cash
	during the three months ended March 31,
	2019	2018
Purchases of real estate and other assets	$(13,595)	$—	$(13,595)
Capital improvements, development and other	(53,214)	(51,775)	(1,439)
Proceeds from disposition of real estate assets	13,882	5,860	8,022

The increase in cash outflows for purchases of real estate and other assets was primarily driven by the acquisition activity for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in cash outflows for capital improvements, development and other was driven by increased recurring and revenue enhancing capital spend during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in cash inflows related to proceeds from disposition of real estate assets was primarily due to the nature of the real estate assets sold during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Financing Activities

Net cash used in financing activities was $94.1 million for the three months ended March 31, 2019 as compared to $112.8 million for the three months ended March 31, 2018. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		(Decrease) Increase in Net Cash
	during the three months ended March 31,
	2019	2018
Net change in credit lines	$(465,000)	$40,000	$(505,000)
Proceeds from notes payable	490,435	—	490,435
Principal payments on notes payable	(1,847)	(41,042)	39,195
Dividends paid on common shares	(109,324)	(104,876)	(4,448)

The increase in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $465.0 million on our unsecured revolving credit facility during the three months ended March 31, 2019, as compared to the increase in net borrowings of $40.0 million on the unsecured revolving credit facility during the three months ended March 31, 2018. The increase in cash inflows from proceeds from notes payable primarily resulted from the issuance of $300.0 million of senior unsecured notes and $191.3 million of secured property mortgages during the three months ended March 31, 2019; no senior unsecured notes or secured property mortgages were issued during the three months ended March 31, 2018. The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of $38.3 million of secured property mortgages during the three months ended March 31, 2018; there were no notes payable retirements during the three months ended March 31, 2019. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $0.9600 per share during the three months ended March 31, 2019, as compared to the dividend rate of $0.9225 per share during the three months ended March 31, 2018.

Equity

As of March 31, 2019, MAA owned 113,916,208 OP Units, comprising a 96.5% limited partnership interest in MAALP, while the remaining 4,105,171 outstanding OP Units were held by limited partners of MAALP other than MAA and its subsidiaries. Holders of OP Units (other than MAA and its subsidiaries) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered under the Securities Act the 4,105,171 shares of its common stock that, as of March 31, 2019, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule reflects our variable and fixed rate debt, including the impact of interest rate swaps, outstanding as of March 31, 2019 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$3,242,000	6.1	3.9%
Variable rate	675,000	0.1	3.4%
Debt issuance costs, discounts, and fair market value adjustments	(30,764)
Total unsecured rate maturity	$3,886,236	5.1	3.8%
Secured debt
Conventional - fixed rate	$665,588	17.1	4.5%
Debt issuance costs and fair market value adjustments	(3,726)
Total secured rate maturity	$661,862	17.1	4.5%
Total debt	$4,548,098	6.9	3.9%
Total fixed or hedged debt	$3,873,679	8.0	4.0%

As of March 31, 2019, we had entered into interest rate swaps totaling a notional amount of $300.0 million related to issued debt. To date, we believe the interest rate swaps have proven to be highly effective hedges.

The following schedule presents the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of March 31, 2019 (dollars in thousands):

	Unsecured Revolving Credit Facility	Public Bonds	Other Unsecured	Secured	Total
2019	$—	$—	$319,787	$13,391	$333,178
2020	75,000	—	149,910	158,058	382,968
2021	—	—	222,344	122,353	344,697
2022	—	248,616	416,144	—	664,760
2023	—	346,992	12,219	—	359,211
Thereafter	—	2,075,281	19,943	368,060	2,463,284
Total	$75,000	$2,670,889	$1,140,347	$661,862	$4,548,098

The following schedule reflects the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of March 31, 2019 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Effective Rate
2019	$33,380	$—	$33,380	3.7%
2020	158,058	299,404	457,462	3.0%
2021	194,987	—	194,987	5.2%
2022	365,355	—	365,355	3.6%
2023	359,211	—	359,211	4.2%
Thereafter	2,463,284	—	2,463,284	4.1%
Total	$3,574,275	$299,404	$3,873,679	4.0%

Unsecured Revolving Credit Facility

In October 2015, the Operating Partnership entered into an unsecured revolving credit facility agreement with a syndicate of banks led by KeyBank National Association, or KeyBank, and fifteen other banks, which we refer to as the Credit Facility. The interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. In December 2016, the Operating Partnership amended the Credit Facility by increasing the borrowing capacity from $750.0 million to $1.0 billion. As of March 31, 2019, we had $75.0 million borrowed under the Credit Facility, bearing interest at a rate of one month LIBOR plus 0.90%. The Credit Facility serves as our primary source of short-term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. The Credit Facility matures in April 2020, with an option to extend for an additional six months.

Senior Unsecured Notes

We have issued both public and private senior unsecured notes. As of March 31, 2019, we had approximately $2.7 billion (face value) of publicly issued senior unsecured notes and $242.0 million of senior unsecured notes issued in two private placements. In October 2013, we publicly issued $350.0 million of senior unsecured notes due October 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400.0 million of senior unsecured notes due June 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we publicly issued $400.0 million of senior unsecured notes due November 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. As a result of the merger with Post Properties in December 2016, we assumed $250.0 million of senior unsecured notes due December 2022 with a coupon of 3.38%, paid semi-annually on June 1 and December 1. In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. In May 2018, we publicly issued $400.0 million of senior unsecured notes due June 2028 with a coupon of 4.20%, paid semi-annually on June 15 and December 15. In March 2019, we publicly issued $300.0 million of senior unsecured notes due March 2029 with a coupon of 3.950%, paid semi-annually on March 15 and September 15. The proceeds from the senior unsecured notes issued in March 2019 were used to pay down outstanding amounts under the Credit Facility. As of March 31, 2019, all of these amounts remained outstanding.

In July 2011, we issued $135.0 million of senior unsecured notes. The notes were offered and sold in a private placement with three maturity tranches: $50.0 million at 4.7% maturing in July 2018; $72.8 million at 5.4% maturing in July 2021; and $12.3 million at 5.6% maturing in July 2023. The $50.0 million tranche was paid off on its maturity date. In August 2012, we issued $175.0 million of senior unsecured notes. The notes were offered and sold in a private placement with four tranches: $18.0 million at 3.15% maturing in November 2017; $20.0 million at 3.61% maturing in November 2019; $117.0 million at 4.17% maturing in November 2022; and $20.0 million at 4.33% maturing in November 2024. The $18.0 million tranche was paid off on its maturity date. The remaining tranches were outstanding as of March 31, 2019.

Unsecured Term Loans

In addition to the Credit Facility and senior unsecured notes, we maintain four unsecured term loans. We had total borrowings of $900.0 million outstanding under these term loan agreements as of March 31, 2019, comprised of:

A $300.0 million term loan with Wells Fargo, N.A., or Wells Fargo, that bears interest at a rate of LIBOR plus a spread of 0.75% to 1.65% based on the credit ratings of our unsecured debt. We entered into the six month term loan in December

2018, and the loan matures in June 2019, with an option to extend for an additional six months. As of March 31, 2019, this loan was bearing interest at a rate of one month LIBOR plus 0.90%.

A $150.0 million term loan with U.S. Bank National Association, or U.S. Bank, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures in March 2020. As of March 31, 2019, this loan was bearing interest at a rate of one month LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures in February 2021. As of March 31, 2019, this loan was bearing interest at a rate of one month LIBOR plus 0.95%.

A $300.0 million term loan with Wells Fargo, N.A., or Wells Fargo, that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures in March 2022. As of March 31, 2019, this loan was bearing interest at a rate of one month LIBOR plus 0.95%.

Secured Property Mortgages

We maintain secured property mortgages with Fannie Mae, Freddie Mac and various life insurance companies. These mortgages are usually fixed rate and can range from five to 30 years in maturity. As of March 31, 2019, we had $665.6 million of secured property mortgages. In February 2019, we issued $191.3 million in secured property mortgages with a fixed rate of 4.43%.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2019 and 2018, we had a 35.0% ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C. We also had a 20.7% ownership interest in a limited partnership as of March 31, 2019. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of March 31, 2019 and 2018, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

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

We will renegotiate our insurance programs effective July 1, 2019. We believe that the current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

Inflation

Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019 for discussions of our critical accounting policies. During the three months ended March 31, 2019, there were no material changes to these policies. For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of March 31, 2019, 26.1% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of March 31, 2019, approximately 85.2% of our outstanding debt was subject to fixed rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA's management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of March 31, 2019. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership's disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties, Inc. (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiff. Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court's order granting class certification. We intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

In addition, we are subject to various other legal proceedings arising in the course of our business operations. While no assurances can be given, we do not currently believe that any of these other outstanding matters will have a material adverse effect on our financial condition, results of operations or cash flows in the event of a negative outcome.

Item 1A.   Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA's common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(3)
January 1, 2019 - January 31, 2019	10,671	$95.01	—	4,000,000
February 1, 2019 - February 28, 2019	—	$—	—	4,000,000
March 1, 2019 - March 31, 2019	18,582	$107.28	—	4,000,000
Total	29,253		—	4,000,000

(1)
The shares reflected in this column are shares of common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares under the Second Amended and Restated 2013 Stock Incentive Plan.

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

4.2
Third Supplemental Indenture, dated as of March 7, 2019, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2019 and incorporated herein by reference).

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.'s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 (Unaudited) and 2018 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 (Unaudited) and 2018 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 (Unaudited) and 2018 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 2, 2019	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	May 2, 2019	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)