Form 10-Q
period 2019-06-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2019-08-01
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share (Mid-America Apartment Communities, Inc.)	MAA	New York Stock Exchange
8.50% Series I Cumulative Redeemable Preferred Stock, $.01 par value per share (Mid-America Apartment Communities, Inc.)	MAA*I	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	July 29, 2019
Common Stock, $0.01 par value	114,044,489

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2019 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner.  Mid-America Apartment Communities, Inc. and its 96.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2019, MAA owned 114,043,089 OP Units (96.5% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Real estate assets:
Land	$1,883,960	$1,868,828
Buildings and improvements and other	11,775,716	11,670,216
Development and capital improvements in progress	97,526	59,506
	13,757,202	13,598,550
Less: Accumulated depreciation	(2,791,606)	(2,549,287)
	10,965,596	11,049,263
Undeveloped land	58,257	58,257
Investment in real estate joint venture	43,997	44,181
Real estate assets, net	11,067,850	11,151,701

Cash and cash equivalents	40,972	34,259
Restricted cash	16,712	17,414
Other assets	149,296	120,407
Total assets	$11,274,830	$11,323,781

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,879,526	$4,053,302
Secured notes payable	660,463	475,026
Accrued expenses and other liabilities	450,212	413,850
Total liabilities	4,990,201	4,942,178

Redeemable common stock	12,103	9,414

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 114,043,089 and 113,844,267 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively (1)	1,138	1,136
Additional paid-in capital	7,146,076	7,138,170
Accumulated distributions in excess of net income	(1,086,665)	(989,263)
Accumulated other comprehensive loss	(9,092)	(212)
Total MAA shareholders' equity	6,051,466	6,149,840
Noncontrolling interests - Operating Partnership units	215,404	220,043
Total Company's shareholders' equity	6,266,870	6,369,883
Noncontrolling interests - consolidated real estate entities	5,656	2,306
Total equity	6,272,526	6,372,189
Total liabilities and equity	$11,274,830	$11,323,781

(1)

Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 are 102,779 and 98,371, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and other property revenues	$407,390	$390,073	$808,568	$776,090
Expenses:
Operating expense, excluding real estate taxes and insurance	96,172	92,980	185,965	182,128
Real estate taxes and insurance	57,970	55,750	117,554	111,006
Depreciation and amortization	123,944	122,925	246,733	243,669
Total property operating expenses	278,086	271,655	550,252	536,803
Property management expenses	13,454	11,396	27,296	24,276
General and administrative expenses	10,598	9,211	23,751	19,343
Merger and integration related expenses	—	2,826	—	6,625
Interest expense	45,936	43,585	91,636	84,490
(Gain) loss on sale of depreciable real estate assets	—	(2)	13	(2)
Gain on sale of non-depreciable real estate assets	(297)	(2,761)	(9,260)	(2,911)
Other non-operating income	(4,775)	(8,032)	(5,710)	(5,691)
Income before income tax expense	64,388	62,195	130,590	113,157
Income tax expense	(682)	(570)	(1,323)	(1,210)
Income from continuing operations before real estate joint venture activity	63,706	61,625	129,267	111,947
Income from real estate joint venture	435	356	832	854
Net income	64,141	61,981	130,099	112,801
Net income attributable to noncontrolling interests	2,224	2,174	4,522	3,975
Net income available for shareholders	61,917	59,807	125,577	108,826
Dividends to MAA Series I preferred shareholders	922	922	1,844	1,844
Net income available for MAA common shareholders	$60,995	$58,885	$123,733	$106,982

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.53	$0.52	$1.09	$0.94

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.53	$0.52	$1.09	$0.94

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$64,141	$61,981	$130,099	$112,801
Other comprehensive income:
Unrealized (loss) gain from derivative instruments	(5,426)	5,720	(7,882)	6,552
Adjustment for net gains reclassified into net income from derivative instruments	(578)	(555)	(1,323)	(748)
Total comprehensive income	58,137	67,146	120,894	118,605
Less: Comprehensive income attributable to noncontrolling interests	(2,012)	(2,353)	(4,197)	(4,183)
Comprehensive income attributable to MAA	$56,125	$64,793	$116,697	$114,422

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$130,099	$112,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,266	244,521
Loss (gain) on sale of depreciable real estate assets	13	(2)
Gain on sale of non-depreciable real estate assets	(9,260)	(2,911)
Stock compensation expense	8,237	6,987
Amortization of debt premium and debt issuance costs	3,468	(2,969)
Net change in operating accounts and other	(11,356)	5,578
Net cash provided by operating activities	368,467	364,005
Cash flows from investing activities:
Purchases of real estate and other assets	(19,596)	(110,430)
Capital improvements, development and other	(133,354)	(126,333)
Distributions from real estate joint ventures	184	—
Contributions to affiliates	(2,700)	(750)
Proceeds from disposition of real estate assets	14,640	16,151
Net cash used in investing activities	(140,826)	(221,362)
Cash flows from financing activities:
Proceeds from lines of credit	545,000	355,000
Repayments of lines of credit	(1,085,000)	(655,000)
Net proceeds from commercial paper	367,000	—
Proceeds from notes payable	490,435	397,612
Principal payments on notes payable	(303,672)	(43,622)
Payment of deferred financing costs	(9,048)	(3,471)
Distributions to noncontrolling interests	(7,886)	(7,685)
Dividends paid on common shares	(218,758)	(209,843)
Dividends paid on preferred shares	(1,844)	(1,844)
Net change in other financing activities	2,143	(1,854)
Net cash used in financing activities	(221,630)	(170,707)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,011	(28,064)
Cash, cash equivalents and restricted cash, beginning of period	51,673	88,867
Cash, cash equivalents and restricted cash, end of period	$57,684	$60,803

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$40,972	$32,610
Restricted cash	16,712	28,193
Total cash, cash equivalents and restricted cash	$57,684	$60,803
Supplemental disclosure of cash flow information:
Interest paid	$84,972	$87,872
Income taxes paid	2,452	2,670
Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$1,157	$3,118
Accrued construction in progress	21,063	22,109
Interest capitalized	1,093	1,283
Fair value adjustment on derivative instruments	1,963	4,597

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except unit data)

	June 30, 2019	December 31, 2018
Assets
Real estate assets:
Land	$1,883,960	$1,868,828
Buildings and improvements and other	11,775,716	11,670,216
Development and capital improvements in progress	97,526	59,506
	13,757,202	13,598,550
Less: Accumulated depreciation	(2,791,606)	(2,549,287)
	10,965,596	11,049,263
Undeveloped land	58,257	58,257
Investment in real estate joint venture	43,997	44,181
Real estate assets, net	11,067,850	11,151,701

Cash and cash equivalents	40,972	34,259
Restricted cash	16,712	17,414
Other assets	149,296	120,407
Total assets	$11,274,830	$11,323,781

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,879,526	$4,053,302
Secured notes payable	660,463	475,026
Accrued expenses and other liabilities	450,212	413,850
Due to general partner	19	19
Total liabilities	4,990,220	4,942,197

Redeemable common units	12,103	9,414

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of June 30, 2019 and December 31, 2018, respectively	66,840	66,840
Common units:
General partner, 114,043,089 and 113,844,267 OP Units outstanding as of June 30, 2019 and December 31, 2018, respectively (1)	5,993,973	6,083,142
Limited partners, 4,090,083 and 4,111,301 OP Units outstanding as of June 30, 2019 and December 31, 2018, respectively (1)	215,404	220,043
Accumulated other comprehensive loss	(9,366)	(161)
Total operating partners' capital	6,266,851	6,369,864
Noncontrolling interests - consolidated real estate entities	5,656	2,306
Total capital	6,272,507	6,372,170
Total liabilities and capital	$11,274,830	$11,323,781

(1)

Number of units outstanding represent total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 are 102,779 and 98,371, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and other property revenues	$407,390	$390,073	$808,568	$776,090
Expenses:
Operating expense, excluding real estate taxes and insurance	96,172	92,980	185,965	182,128
Real estate taxes and insurance	57,970	55,750	117,554	111,006
Depreciation and amortization	123,944	122,925	246,733	243,669
Total property operating expenses	278,086	271,655	550,252	536,803
Property management expenses	13,454	11,396	27,296	24,276
General and administrative expenses	10,598	9,211	23,751	19,343
Merger and integration related expenses	—	2,826	—	6,625
Interest expense	45,936	43,585	91,636	84,490
(Gain) loss on sale of depreciable real estate assets	—	(2)	13	(2)
Gain on sale of non-depreciable real estate assets	(297)	(2,761)	(9,260)	(2,911)
Other non-operating income	(4,775)	(8,032)	(5,710)	(5,691)
Income before income tax expense	64,388	62,195	130,590	113,157
Income tax expense	(682)	(570)	(1,323)	(1,210)
Income from continuing operations before real estate joint venture activity	63,706	61,625	129,267	111,947
Income from real estate joint venture	435	356	832	854
Net income	64,141	61,981	130,099	112,801
Dividends to preferred unitholders	922	922	1,844	1,844
Net income available for MAALP common unitholders	$63,219	$61,059	$128,255	$110,957

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.53	$0.52	$1.09	$0.94

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.53	$0.52	$1.09	$0.94

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$64,141	$61,981	$130,099	$112,801
Other comprehensive income:
Unrealized (loss) gain from derivative instruments	(5,426)	5,720	(7,882)	6,552
Adjustment for net gains reclassified into net income from derivative instruments	(578)	(555)	(1,323)	(748)
Comprehensive income attributable to MAALP	$58,137	$67,146	$120,894	$118,605

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$130,099	$112,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,266	244,521
Loss (gain) on sale of depreciable real estate assets	13	(2)
Gain on sale of non-depreciable real estate assets	(9,260)	(2,911)
Stock compensation expense	8,237	6,987
Amortization of debt premium and debt issuance costs	3,468	(2,969)
Net change in operating accounts and other	(11,356)	5,578
Net cash provided by operating activities	368,467	364,005
Cash flows from investing activities:
Purchases of real estate and other assets	(19,596)	(110,430)
Capital improvements, development and other	(133,354)	(126,333)
Distributions from real estate joint ventures	184	—
Contributions to affiliates	(2,700)	(750)
Proceeds from disposition of real estate assets	14,640	16,151
Net cash used in investing activities	(140,826)	(221,362)
Cash flows from financing activities:
Proceeds from lines of credit	545,000	355,000
Repayments of lines of credit	(1,085,000)	(655,000)
Net proceeds from commercial paper	367,000	—
Proceeds from notes payable	490,435	397,612
Principal payments on notes payable	(303,672)	(43,622)
Payment of deferred financing costs	(9,048)	(3,471)
Distributions paid on common units	(226,644)	(217,528)
Distributions paid on preferred units	(1,844)	(1,844)
Net change in other financing activities	2,143	(1,854)
Net cash used in financing activities	(221,630)	(170,707)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,011	(28,064)
Cash, cash equivalents and restricted cash, beginning of period	51,673	88,867
Cash, cash equivalents and restricted cash, end of period	$57,684	$60,803

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$40,972	$32,610
Restricted cash	16,712	28,193
Total cash, cash equivalents and restricted cash	$57,684	$60,803
Supplemental disclosure of cash flow information:
Interest paid	$84,972	$87,872
Income taxes paid	2,452	2,670
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$21,063	$22,109
Interest capitalized	1,093	1,283
Fair value adjustment on derivative instruments	1,963	4,597

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

As of June 30, 2019, MAA owned 114,043,089 OP Units (or 96.5% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of June 30, 2019, the Company owned and operated 303 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture.  As of June 30, 2019, the Company had five development communities under construction totaling 1,090 apartment units.  Total expected costs for these five development projects are $230.5 million, of which $82.5 million had been incurred through June 30, 2019.  The Company expects to complete two developments in the second half of 2019, one development in the first half of 2020, one development in the second half of 2020 and one development in the first half of 2021.  Thirty of the Company's apartment communities include retail components with approximately 615,000 square feet of gross leasable space.  The Company also has four commercial properties with approximately 260,000 square feet of combined gross leasable area.  The Company’s apartment communities and commercial properties are located across 17 states and the District of Columbia.

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

Noncontrolling Interests

As of June 30, 2019, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see below) and (2) noncontrolling interest related to its consolidated real estate entities (see "Investment in Consolidated Real Estate Entities" below).  The noncontrolling interests in the accompanying condensed consolidated financial statements relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA's common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

Investments in Unconsolidated Affiliates

Through its investment in a limited liability company, or the Apartment LLC, the Company together with an institutional investor indirectly owns one apartment community, Post Massachusetts Avenue, located in Washington, D.C.  The Company owned a 35.0% equity interest in the unconsolidated real estate joint venture as of June 30, 2019 and provides property and asset management services to the Apartment LLC for which it earns fees. The joint venture was determined to be a VIE, but the Company is not designated as the primary beneficiary.  As a result, the Company accounts for its investment in the Apartment LLC using the equity method of accounting as the Company is able to exert significant influence over the joint venture but does not have a controlling interest.  As of June 30, 2019, the Company's investment in the Apartment LLC totaled $44.0 million.

In September 2017, a subsidiary of the Operating Partnership invested in a limited partnership, Real Estate Technology Ventures, L.P. As of June 30, 2019, the Operating Partnership indirectly owned 20.7% of the limited partnership. The limited partnership was determined to be a VIE, but the Company is not designated as the primary beneficiary. As a result, the Company accounts for its investment in the limited partnership using the equity method of accounting as the investment is considered more than minor. As of June 30, 2019, the Company's investment in the limited partnership totaled $6.2 million and is included in "Other assets" in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2019, the Company was committed until September 2022 to make additional capital contributions totaling $10.9 million if and when called by the general partner of the limited partnership.

Investments in Consolidated Real Estate Entities

The Company owns a 92.5% equity interest in a consolidated real estate entity that developed, constructed and operates a 359-unit apartment community in Denver, Colorado. The owner of the remaining 7.5% equity interest, a private real estate company, was generally responsible for the development and construction of the community, which was completed during the year ended December 31, 2018.  The Company will continue to operate and manage the community.  The entity was determined to be a VIE with the Company designated as the primary beneficiary.  As a result, the accounts of the entity are consolidated by the Company.  As of June 30, 2019, the consolidated assets and liabilities included buildings and improvements and other, net of accumulated depreciation of $69.1 million; land of $14.9 million; and accrued expenses and other liabilities of $0.8 million.

During the first quarter of 2019, the Company acquired an 80.0% equity interest in a consolidated real estate entity that will develop, construct and operate an apartment community in Phoenix, Arizona.  The entity acquired the land site and initiated development of the apartment community in the first quarter of 2019.  The owner of the remaining 20.0% equity interest, a private real estate company, is responsible for the development and construction of the community. The Company will lease-up the property when units are delivered and operate and manage the community upon its completion.  The entity was determined to be a VIE with the Company designated as the primary beneficiary.  As a result, the accounts of the entity are consolidated by the Company.  As of June 30, 2019, the consolidated assets and liabilities included development and capital improvements in process of $8.7 million; land of $9.4 million; and accrued expenses and other liabilities of $2.0 million.

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

The Company is the lessee under certain ground, office, equipment and other operating leases. Based on its election of the package of practical expedients provided in ASU 2016-02, the Company did not reassess the classification of existing leases with its adoption of ASC Topic 842.  The Company’s existing leases as of January 1, 2019 will continue to be accounted for as operating leases; however, if contracts are modified subsequent to the adoption of ASC Topic 842, the Company will be required to reassess the contracts using guidance provided under ASC Topic 842.  The Company recognized total right-of-use assets of $54.3 million within "Other assets" and related lease obligations of $33.6 million within "Accrued expenses and other liabilities" on its Condensed Consolidated Balance Sheets for leases in effect as of January 1, 2019.  As of June 30, 2019, the balance of total right-of-use assets within “Other assets” was $53.5 million, and the balance of related lease obligations within “Accrued expenses and other liabilities” was $33.2 million.  As most leases do not provide a readily determinable implicit rate to discount future minimum lease payments to present value, management estimated the Company's incremental borrowing rate based on information available as of the date of adoption and based on the remaining lease terms as of the date of initial application.  Operating leases recognized upon adoption had a weighted-average remaining lease term of approximately 33 years and a weighted-average discount rate of approximately 4.4%.  Operating leases as of June 30, 2019 have a weighted-average remaining lease term of approximately 32 years and a weighted-average discount rate of approximately 4.4%.  Lease expense for the six months ended June 30, 2019, recognized under ASC Topic 842, continued to be immaterial for the Company and was recognized in a similar manner as compared to the six months ended June 30, 2018. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2019 was also immaterial.

Revenue Recognition

The Company primarily leases multifamily residential apartments under operating leases generally due on a monthly basis with terms of approximately one year or less, which are recorded as operating leases.  Rental revenues are recognized in accordance with ASC Topic 842 using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term.  Rental revenues represent approximately 93% of the Company's total revenues and include gross rents charged less adjustments for concessions and bad debt.  Approximately 6% of the Company's total revenues represents reimbursable property revenues from its tenants for utility reimbursements, which are generally recognized and due on a monthly basis as tenants obtain control of the service over the term of the lease.  The remaining 1% of the Company's total revenues represents other non-lease revenues primarily driven by nonrefundable fees and commissions.

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

2.Earnings per Common Share of MAA

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

For the three and six months ended June 30, 2019 and 2018, MAA's diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Calculation of Earnings per Common Share - basic
Net income	$64,141	$61,981	$130,099	$112,801
Net income attributable to noncontrolling interests	(2,224)	(2,174)	(4,522)	(3,975)
Unvested restricted stock (allocation of earnings)	(96)	(78)	(184)	(142)
Preferred dividends	(922)	(922)	(1,844)	(1,844)
Net income available for common shareholders, adjusted	$60,899	$58,807	$123,549	$106,840

Weighted average common shares - basic	113,838	113,646	113,783	113,595
Earnings per common share - basic	$0.53	$0.52	$1.09	$0.94

Calculation of Earnings per Common Share - diluted
Net income	$64,141	$61,981	$130,099	$112,801
Net income attributable to noncontrolling interests (1)	(2,224)	(2,174)	(4,522)	(3,975)
Preferred dividends	(922)	(922)	(1,844)	(1,844)
Net income available for common shareholders, adjusted	$60,995	$58,885	$123,733	$106,982

Weighted average common shares - basic	113,838	113,646	113,783	113,595
Effect of dilutive securities	249	207	211	174
Weighted average common shares - diluted	114,087	113,853	113,994	113,769
Earnings per common share - diluted	$0.53	$0.52	$1.09	$0.94

(1)

For the three months ended June 30, 2019 and June 30, 2018, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive. For the six months ended June 30, 2019 and June 30, 2018, 4.1 million OP Units and 4.2 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.Earnings per OP Unit of MAALP

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

For the three and six months ended June 30, 2019 and 2018, MAA's diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Calculation of Earnings per Common Unit - basic
Net income	$64,141	$61,981	$130,099	$112,801
Unvested restricted stock (allocation of earnings)	(96)	(78)	(184)	(142)
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Net income available for common unitholders, adjusted	$63,123	$60,981	$128,071	$110,815

Weighted average common units - basic	117,935	117,783	117,886	117,754
Earnings per common unit - basic	$0.53	$0.52	$1.09	$0.94

Calculation of Earnings per Common Unit - diluted
Net income	$64,141	$61,981	$130,099	$112,801
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Net income available for common unitholders, adjusted	$63,219	$61,059	$128,255	$110,957

Weighted average common units - basic	117,935	117,783	117,886	117,754
Effect of dilutive securities	249	207	211	174
Weighted average common units - diluted	118,184	117,990	118,097	117,928
Earnings per common unit - diluted	$0.53	$0.52	$1.09	$0.94

4.MAA Equity

Changes in total equity and its components for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2019	$9	$1,137	$7,141,544	$(1,037,268)	$(3,300)	$218,011	$5,166	$6,325,299
Net income	—	—	—	61,917	—	2,224	—	64,141
Other comprehensive loss - derivative instruments	—	—	—	—	(5,792)	(212)	—	(6,004)
Issuance and registration of common shares	—	1	(520)	—	—	—	—	(519)
Shares repurchased and retired	—	—	(701)	—	—	—	—	(701)
Exercise of stock options	—	—	1,032	—	—	—	—	1,032
Shares issued in exchange for common units	—	—	821	—	—	(821)	—	—
Shares issued in exchange for redeemable stock	—	—	575	—	—	—	—	575
Redeemable stock fair market value adjustment	—	—	—	(835)	—	—	—	(835)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(127)	—	—	127	—	—
Amortization of unearned compensation	—	—	3,452	—	—	—	—	3,452
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.9600 per share)	—	—	—	(109,557)	—	—	—	(109,557)
Dividends on noncontrolling interests units ($0.9600 per unit)	—	—	—	—	—	(3,925)	—	(3,925)
Contribution from noncontrolling interest	—	—	—	—	—	—	490	490
EQUITY BALANCE JUNE 30, 2019	$9	$1,138	$7,146,076	$(1,086,665)	$(9,092)	$215,404	$5,656	$6,272,526

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2018	$9	$1,135	$7,127,740	$(840,642)	$3,000	$226,815	$2,306	$6,520,363
Net income	—	—	—	59,807	—	2,174	—	61,981
Other comprehensive income - derivative instruments	—	—	—	—	4,986	179	—	5,165
Issuance and registration of common shares	—	—	(341)	—	—	—	—	(341)
Shares issued in exchange for common units	—	1	337	—	—	(338)	—	—
Redeemable stock fair market value adjustment	—	—	—	(892)	—	—	—	(892)
Adjustment for noncontrolling interests in Operating Partnership	—	—	203	—	—	(203)	—	—
Amortization of unearned compensation	—	—	2,963	—	—	—	—	2,963
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.9225 per share)	—	—	—	(105,023)	—	—	—	(105,023)
Dividends on noncontrolling interests units ($0.9225 per unit)	—	—	—	—	—	(3,814)	—	(3,814)
EQUITY BALANCE JUNE 30, 2018	$9	$1,136	$7,130,902	$(887,672)	$7,986	$224,813	$2,306	$6,479,480

Changes in total equity and its components for the six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2018	$9	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189
Net income	—	—	—	125,577	—	4,522	—	130,099
Other comprehensive loss - derivative instruments	—	—	—	—	(8,880)	(325)	—	(9,205)
Issuance and registration of common shares	—	2	608	—	—	—	—	610
Shares repurchased and retired	—	—	(3,724)	—	—	—	—	(3,724)
Exercise of stock options	—	—	1,240	—	—	—	—	1,240
Shares issued in exchange for common units	—	—	1,157	—	—	(1,157)	—	—
Shares issued in exchange for redeemable stock	—	—	575	—	—	—	—	575
Redeemable stock fair market value adjustment	—	—	—	(2,186)	—	—	—	(2,186)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(187)	—	—	187	—	—
Amortization of unearned compensation	—	—	8,237	—	—	—	—	8,237
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($1.9200 per share)	—	—	—	(218,949)	—	—	—	(218,949)
Dividends on noncontrolling interests units ($1.9200 per unit)	—	—	—	—	—	(7,866)	—	(7,866)
Contribution from noncontrolling interest	—	—	—	—	—	—	3,350	3,350
EQUITY BALANCE JUNE 30, 2019	$9	$1,138	$7,146,076	$(1,086,665)	$(9,092)	$215,404	$5,656	$6,272,526

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2017	$9	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894
Net income	—	—	—	108,826	—	3,975	—	112,801
Other comprehensive income - derivative instruments	—	—	—	—	5,596	208	—	5,804
Issuance and registration of common shares	—	1	(237)	—	—	—	—	(236)
Shares repurchased and retired	—	—	(2,912)	—	—	—	—	(2,912)
Exercise of stock options	—	—	625	—	—	—		625
Shares issued in exchange for common units	—	1	3,117	—	—	(3,118)	—	—
Shares issued in exchange for redeemable stock	—	—	1,915	—	—	—	—	1,915
Redeemable stock fair market value adjustment	—	—	—	73	—	—	—	73
Adjustment for noncontrolling interests in Operating Partnership	—	—	295	—	—	(295)	—	—
Cumulative adjustment due to adoption of ASU 2017-12		—	—	(233)	233	—	—	—
Amortization of unearned compensation	—	—	6,987	—	—	—	—	6,987
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($1.8450 per share)	—	—	—	(209,994)	—	—	—	(209,994)
Dividends on noncontrolling interests units ($1.8450 per unit)	—	—	—	—	—	(7,633)	—	(7,633)
EQUITY BALANCE JUNE 30, 2018	$9	$1,136	$7,130,902	$(887,672)	$7,986	$224,813	$2,306	$6,479,480

5.MAALP Capital

Changes in total capital and its components for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2019	$218,011	$6,038,625	$66,840	$(3,362)	$5,166	$6,325,280
Net income	2,224	60,995	922	—	—	64,141
Other comprehensive loss - derivative instruments	—	—	—	(6,004)	—	(6,004)
Issuance of units	—	(519)	—	—	—	(519)
Units repurchased and retired	—	(701)	—	—	—	(701)
Exercise of unit options	—	1,032	—	—	—	1,032
General partnership units issued in exchange for limited partnership units	(821)	821	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575
Redeemable units fair market value adjustment	—	(835)	—	—	—	(835)
Adjustment for limited partners' capital at redemption value	(85)	85	—	—	—	—
Amortization of unearned compensation	—	3,452	—	—	—	3,452
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.9600 per unit)	(3,925)	(109,557)	—	—	—	(113,482)
Contribution from noncontrolling interest	—	—	—	—	490	490
CAPITAL BALANCE JUNE 30, 2019	$215,404	$5,993,973	$66,840	$(9,366)	$5,656	$6,272,507

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2018	$226,815	$6,221,216	$66,840	$3,167	$2,306	$6,520,344
Net income	2,174	58,885	922	—	—	61,981
Other comprehensive income - derivative instruments	—	—	—	5,165	—	5,165
Issuance of units	—	(341)	—	—	—	(341)
General partnership units issued in exchange for limited partnership units	(338)	338	—	—	—	—
Redeemable units fair market value adjustment	—	(892)	—	—	—	(892)
Adjustment for limited partners' capital at redemption value	(24)	24	—	—	—	—
Amortization of unearned compensation	—	2,963	—	—	—	2,963
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.9225 per unit)	(3,814)	(105,023)	—	—	—	(108,837)
CAPITAL BALANCE JUNE 30, 2018	$224,813	$6,177,170	$66,840	$8,332	$2,306	$6,479,461

Changes in total capital and its components for the six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170
Net income	4,522	123,733	1,844	—	—	130,099
Other comprehensive loss - derivative instruments	—	—	—	(9,205)	—	(9,205)
Issuance of units	—	610	—	—	—	610
Units repurchased and retired	—	(3,724)	—	—	—	(3,724)
Exercise of unit options	—	1,240	—	—	—	1,240
General partnership units issued in exchange for limited partnership units	(1,157)	1,157	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575
Redeemable units fair market value adjustment	—	(2,186)	—	—	—	(2,186)
Adjustment for limited partners' capital at redemption value	(138)	138	—	—	—	—
Amortization of unearned compensation	—	8,237	—	—	—	8,237
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($1.9200 per unit)	(7,866)	(218,949)	—	—	—	(226,815)
Contribution from noncontrolling interest	—	—	—	—	3,350	3,350
CAPITAL BALANCE JUNE 30, 2019	$215,404	$5,993,973	$66,840	$(9,366)	$5,656	$6,272,507

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875
Net income	3,975	106,982	1,844	—	—	112,801
Other comprehensive income - derivative instruments	—	—	—	5,804	—	5,804
Issuance of units	—	(236)	—	—	—	(236)
Units repurchased and retired	—	(2,912)	—	—	—	(2,912)
Exercise of unit options	—	625	—	—	—	625
General partnership units issued in exchange for limited partnership units	(3,118)	3,118	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915
Redeemable units fair market value adjustment	—	73	—	—	—	73
Adjustment for limited partners' capital at redemption value	(87)	87	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—
Amortization of unearned compensation	—	6,987	—	—	—	6,987
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($1.8450 per unit)	(7,633)	(209,994)	—	—	—	(217,627)
CAPITAL BALANCE JUNE 30, 2018	$224,813	$6,177,170	$66,840	$8,332	$2,306	$6,479,461

6.Borrowings

The following table summarizes the Company's outstanding debt as of June 30, 2019 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$—	—	—
Variable rate commercial paper program	367,000	2.7%	7/16/2019
Fixed rate senior notes	2,942,000	4.0%	11/26/2025
Term loans fixed with swaps	300,000	2.3%	3/1/2022
Variable rate term loans	300,000	3.4%	8/29/2020
Debt issuance costs, discounts and fair market value adjustments	(29,474)
Total unsecured debt	$3,879,526	3.7%
Fixed rate secured debt
Individual property mortgages	$663,764	4.5%	5/17/2036
Debt issuance costs and fair market value adjustments	(3,301)
Total secured debt	$660,463	4.5%
Total outstanding debt	$4,539,989	3.8%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fifteen other banks, which is referred to as the Credit Facility.  The Credit Facility replaced the previous credit facility and includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of June 30, 2019, MAALP had no balance outstanding under the Credit Facility, while $2.5 million of capacity was being used to support outstanding letters of credit.

Unsecured Commercial Paper

During May 2019, MAALP established an unsecured commercial paper program whereby MAALP can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million.  As of June 30, 2019, MAALP had $367.0 million outstanding under the commercial paper program.

Senior Unsecured Notes

As of June 30, 2019, MAALP had approximately $2.7 billion in principal amount of publicly issued senior unsecured notes and $242.0 million of privately placed senior unsecured notes.  The senior unsecured notes had maturities at issuance ranging from seven to twelve years, with an average of 6.4 years remaining until maturity as of June 30, 2019.

In March 2019, MAALP publicly issued $300.0 million in aggregate principal amount of senior unsecured notes, maturing March 2029 with an interest rate of 3.950% per annum, or the 2029 Notes.  The purchase price paid by the initial purchasers was 99.720% of the principal amount.  The 2029 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP.  Interest on the 2029 Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2019.  The net proceeds of the offering, after deducting the original issue discount, underwriting commissions and expenses of approximately $2.8 million, were $297.2 million.  The 2029 Notes have been reflected net of discount and debt issuance costs in the Condensed Consolidated Balance Sheets as of June 30, 2019.  In connection with the issuance of the 2029 Notes, MAALP cash settled $300.0 million in forward interest rate swap agreements, entered into during the second half of 2018 to effectively lock the interest rate on the planned transaction, resulting in an effective interest rate of 4.240% over the ten year life of the 2029 Notes.

Unsecured Term Loans

As of June 30, 2019, the Company maintained three term loans with a syndicate of banks, one led by U.S. Bank National Association, or U.S. Bank, one led by KeyBank National Association, or KeyBank, and one by Wells Fargo.  The U.S. Bank term loan has a balance of $150.0 million, matures in 2020, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.90% based on the Company's credit ratings.  The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings.  The Wells Fargo term loan has a balance of $300.0 million, matures in 2022, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings.  The interest rate of the Wells Fargo term loan due in 2022 is fixed at 2.32% with a forward swap through the swap's maturity date, January 2020.

In May 2019, the Company retired a $300.0 million unsecured term loan with Wells Fargo due in June 2019.

Secured Property Mortgages

As of June 30, 2019, the Company had $663.8 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.50% and a weighted average maturity in 2036, which includes a $191.3 million mortgage with a fixed rate of 4.43% associated with seven apartment communities entered into in February 2019.  The mortgage is scheduled to mature in February 2049.

Guarantees

As of June 30, 2019, MAA fully and unconditionally guaranteed $242.0 million of the privately placed senior unsecured notes issued by MAALP.

7.Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash, and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of June 30, 2019 and December 31, 2018, totaled $3.6 billion and $3.1 billion, respectively, and had estimated fair values of $3.8 billion and $3.1 billion (excluding prepayment penalties) as of June 30, 2019 and December 31, 2018, respectively.  The carrying values of variable rate notes payable (excluding the impact of interest rate swap agreements) as of June 30, 2019 and December 31, 2018, totaled $0.9 billion and $1.1 billion, respectively, and had estimated fair values of $0.9 billion and $1.1 billion (excluding prepayment penalties) as of June 30, 2019 and December 31, 2018, respectively.  The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded that these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 30, 2019, the Company had four outstanding interest rate derivatives with a total current notional balance of $300.0 million that were designated as cash flow hedges of interest rate risk and two forward rate swaps totaling $150.0 million, which hedge the first 10 years of interest rate payments on debt the Company anticipates issuing in the future. The Company uses interest rate swaps to add stability to interest expense; to manage, or hedge, its exposure to interest rate movements associated with its variable rate debt; or as hedges in anticipation of future debt transactions. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair value of interest rate derivative contracts designated as hedging instruments recorded in "Other assets" in the accompanying Condensed Consolidated Balance Sheets was $1.1 million and $3.7 million as of June 30, 2019 and December 31, 2018, respectively.  The fair value of interest rate derivative contract liabilities recorded in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheet was $4.8 million and $5.3 million as of June 30, 2019 and December 31, 2018, respectively.

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

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to "Other non-operating income" in the accompanying Condensed Consolidated Statements of Operations. As a result of adjustments of non-cash income recorded to reflect the change in fair value of the derivative asset during the six months ended June 30, 2019, the fair value of the embedded derivative increased to $22.7 million as of June 30, 2019 as compared to $18.6 million as of December 31, 2018.

The Company has determined the majority of the inputs used to value its outstanding debt and derivatives, including its embedded derivative, fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and all of its derivatives held as of June 30, 2019 and December 31, 2018 were classified as Level 2 in the fair value hierarchy.  The Company's derivative financial instruments and their related gains and losses are reported in "Net change in operating accounts and other" in the accompanying Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges of Interest Rate Risk

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive loss" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship.  Amounts reported in "Accumulated other comprehensive loss" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified to earnings as a decrease to "Interest expense", which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated	Net Gain Reclassified from Accumulated OCL into Interest Expense(1)
Three months ended June 30,	2019	2018	OCL into Income	2019	2018
Interest rate contracts	$(5,426)	$5,720	Interest expense	$578	$555
Six months ended June 30,
Interest rate contracts	$(7,882)	$6,552	Interest expense	$1,323	$748

(1)	See the Condensed Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in	Gain Recognized in Earnings on Derivative
For the three months ended June 30,	Income on Derivative	2019	2018
Preferred stock embedded derivative	Other non-operating income	$4,594	$2,793
For the six months ended June 30,
Preferred stock embedded derivative	Other non-operating income	$4,070	$149

Credit-Risk-Related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of June 30, 2019, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements at the termination value of $4.2 million as of June 30, 2019.   Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Condensed Consolidated Balance Sheets.

8.Shareholders' Equity of MAA

As of June 30, 2019, 114,043,089 shares of common stock of MAA and 4,090,083 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,133,172 shares and units.  As of June 30, 2018, 113,808,292 shares of common stock of MAA and 4,135,668 OP Units (excluding the OP Units held by MAA) were outstanding, representing a total of 117,943,960 shares and units.  Options to purchase 60,442 shares of MAA's common stock were outstanding as of June 30, 2019, compared to 95,838 outstanding options as of June 30, 2018.  During the six months ended June 30, 2019 and 2018, MAA issued 20,718 shares and 12,600 shares, respectively, related to the exercise of stock options.  These exercises resulted in proceeds of $1.2 million and $0.6 million, respectively.

Preferred Stock

As of June 30, 2019, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

9.Partners' Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units.  As of June 30, 2019, there were 118,133,172 OP Units outstanding, 114,043,089, or 96.5%, of which represent Class B OP Units (common units issued to or held by MAALP's general partner or any of its subsidiaries), which were owned by MAA, MAALP's general partner.  The remaining 4,090,083 OP Units were Class A OP Units owned by Class A limited partners.  As of June 30, 2018, there were 117,943,960 OP Units outstanding, 113,808,292, or 96.5%, of which were owned by MAA and 4,135,668 of which were owned by the Class A limited partners.

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

At June 30, 2019, a total of 4,090,083 Class A OP Units were outstanding and redeemable for 4,090,083 shares of MAA common stock, with an approximate value of $481.6 million, based on the closing price of MAA’s common stock on June 28, 2019 of $117.76 per share.  At June 30, 2018, a total of 4,135,668 Class A OP Units were outstanding and redeemable for 4,135,668 shares of MAA common stock, with an approximate value of $416.3 million, based on the closing price of MAA’s common stock on June 29, 2018 of $100.67 per share.  MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of June 30, 2019, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I Preferred Units.  The MAALP Series I Preferred Units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of June 30, 2019, 867,846 units of the MAALP Series I Preferred Units were outstanding.

10.Commitments and Contingencies

Leases

The Company's leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters.  Both leases contain stated rent increases that generally compensate for the impact of inflation.  The Company also has other immaterial office and equipment operating leases.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019 (in thousands):

Operating Leases
2019	$1,367
2020	2,744
2021	2,771
2022	2,767
2023	2,761
Thereafter	68,516
Total minimum lease payments	80,926
Net present value adjustments	(47,692)
Operating lease obligations	$33,234

Legal Proceedings

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division.  In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs.  The lawsuit alleges that the Company (but not Post Properties, Inc., or Post Properties) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent.  The plaintiffs are seeking monetary damages and attorneys' fees and costs.  In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment.  Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class.  In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification.  The Company also intends to appeal the District Court’s order granting plaintiff's motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted.  The Company will continue to vigorously defend the action and pursue such appeals.  Management estimates that the Company's maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $54.6 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division.  The lawsuit alleges that Post Properties (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019.  The plaintiffs are seeking monetary damages and attorney's fees and costs.  In September 2018, the District Court certified a class proposed by the plaintiff.  Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class.  In October 2018, the Fifth Circuit Court of Appeals accepted the Company's petition to review the District Court's order granting class certification. The Company also intends to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted.  The Company will continue to vigorously defend the action and pursue such appeals.  Management estimates that the Company's maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $8.4 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

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

As of June 30, 2019 and December 31, 2018, the Company's accrual for loss contingencies relating to unresolved legal matters was $8.6 million and $8.7 million in the aggregate, respectively.  The loss contingencies are presented in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets.

11.Segment Information

As of June 30, 2019, the Company owned and operated 303 multifamily apartment communities in 17 different states from which it derived all significant sources of earnings and operating cash flows.  The Company views each consolidated apartment community as an operating segment. The Company's chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following reflects the two reportable segments for the Company:

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

Revenues and NOI for each reportable segment for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Same Store
Rental revenues	$376,977	$342,775	$749,418	$683,870
Reimbursable property revenues (1)	—	22,605	—	45,607
Other property revenues	3,632	3,349	6,731	6,223
Total Same Store revenues	380,609	368,729	756,149	735,700
Non-Same Store and Other
Rental revenues	26,602	20,400	52,101	38,345
Reimbursable property revenues (1)	—	591	—	1,276
Other property revenues	179	353	318	769
Total Non-Same Store and Other revenues	26,781	21,344	52,419	40,390
Total rental and other property revenues	$407,390	$390,073	$808,568	$776,090
Net Operating Income:
Same Store NOI	$237,305	$230,414	$474,744	$462,069
Non-Same Store and Other NOI	15,943	10,929	30,305	20,887
Total NOI	253,248	241,343	505,049	482,956
Depreciation and amortization	(123,944)	(122,925)	(246,733)	(243,669)
Property management expenses	(13,454)	(11,396)	(27,296)	(24,276)
General and administrative expenses	(10,598)	(9,211)	(23,751)	(19,343)
Merger and integration expenses	—	(2,826)	—	(6,625)
Interest expense	(45,936)	(43,585)	(91,636)	(84,490)
Gain (loss) on sale of depreciable real estate assets	—	2	(13)	2
Gain on sale of non-depreciable real estate assets	297	2,761	9,260	2,911
Other non-operating income	4,775	8,032	5,710	5,691
Income tax expense	(682)	(570)	(1,323)	(1,210)
Income from real estate joint venture	435	356	832	854
Net income attributable to noncontrolling interests	(2,224)	(2,174)	(4,522)	(3,975)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders	$60,995	$58,885	$123,733	$106,982

(1)

As a result of the adoption of ASC Topic 842 referenced in Note 1, for the three months ended June 30, 2019, Same Store and Non-Same Store reimbursable property revenues of $23.1 million and $0.8 million, respectively, are reflected as rental revenues. For the six months ended June 30, 2019, Same Store and Non-Same Store reimbursable property revenues of $46.1 million and $1.6 million, respectively, are reflected as rental revenues.

Assets for each reportable segment as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Same Store	$9,849,840	$9,991,538
Non-Same Store and Other	1,233,089	1,163,083
Corporate assets	191,901	169,160
Total assets	$11,274,830	$11,323,781

12.Real Estate Acquisitions and Dispositions

The following table reflects the Company's acquisition activity for the six months ended June 30, 2019:

Multifamily Acquisition (1)	Market	Units	Date Acquired
Novel Midtown	Phoenix, AZ	345	February 2019

Land Acquisition	Market	Acres	Date Acquired
North Orange Avenue - Outparcel	Orlando, FL	2	April 2019

(1)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. The Company holds an 80.0% interest in the joint venture.

The following table reflects the Company's disposition activity for the six months ended June 30, 2019:

Land Disposition	Market	Acres	Date Sold
Peachtree Road - Outparcel	Atlanta, GA	1	February 2019
Colonial Promenade - Outparcel	Huntsville, AL	4	April 2019

Commercial Disposition	Market	Sq Ft	Date Sold
Poplar Avenue Office	Memphis, TN	42,000	March 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.5% interest as of June 30, 2019. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of June 30, 2019, we owned and operated 303 apartment communities through the Operating Partnership and its subsidiaries, we had an ownership interest in one apartment community through an unconsolidated real estate joint venture, and we had five development communities under construction.  In addition, as of June 30, 2019, we owned four commercial properties, and 30 of our apartment communities included retail components.  Our apartment communities and commercial properties are located across 17 states and the District of Columbia.

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

Overview of the Three Months Ended June 30, 2019

For the three months ended June 30, 2019, net income available for MAA common shareholders was $61.0 million compared to $58.9 million for the three months ended June 30, 2018.  Results for the three months ended June 30, 2019 included $4.6 million of income related to the fair value adjustment of the embedded derivative related to the MAA Series I preferred stock.  Results for the three months ended June 30, 2018 included $4.4 million of income related to an executive life insurance policy settlement as well as $2.8 million of income related to the adjustment of the embedded derivative. Revenues for the three months ended June 30, 2019 increased 4.4% compared to the three months ended June 30, 2018, primarily driven by a 3.2% increase in our Same Store segment and a 25.5% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2019 increased 3.6% compared to the three months ended June 30, 2018, due to a 3.6% increase in our Same Store segment and a 4.1% increase in our Non-Same Store and Other segment. The drivers of these increases are discussed below in the "Results of Operations" section.

Trends

During the three months ended June 30, 2019, demand for apartments continued to be relatively strong, as it was during the three months ended June 30, 2018.  Average daily physical occupancy for our Same Store segment was 96.0% for the three months ended June 30, 2019, consistent with the average daily physical occupancy for the three months ended June 30, 2018.  Importantly, average effective rent per unit for the Same Store portfolio continued to increase, up 3.2% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban and downtown/central business district locations, with various monthly rent price points, will perform well in “up” cycles as well as weather “down” cycles better. Through our investment in 38 defined metropolitan statistical areas, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent pricing points.

Though overall demand continues to be strong, the current elevated supply levels are impacting rent growth for our portfolio, particularly for apartment communities located in urban submarkets.  Properties in suburban submarkets have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets.  Multifamily permitting is typically a leading indicator of future supply levels. While multifamily permitting across our markets was down in 2017 as compared to 2016, multifamily permitting across our markets in 2018 was up as compared to 2017. Through the six months ended June 30, 2019, multifamily permitting in our market is similar to the level seen in the six months ended June 30, 2018. It is difficult to project supply levels based on this data because not all permitted projects are ultimately built.  However, given the current supply level and the recent permitting data, we believe it is possible that supply in some of our markets could remain elevated over the next couple of years.

Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that economic conditions continue to support increased job growth, we believe that we may be able to maintain solid occupancy and more effectively increase rents. We also believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily apartment communities. Furthermore, rental competition from single family homes has not historically been a major competitive factor impacting our portfolio. We have seen significant rental competition from single family homes in only a few of our submarkets. For the three months ended June 30, 2019, total move outs attributable to single family home rentals for our combined portfolio represented about 6% of total move outs, down from 7% in the three months ended June 30, 2018. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast, Southwest and Mid-Atlantic regions) will continue to support apartment rental demand in our markets.

Changing interest rates may have a significant impact on our business and results of operations.  As of June 30, 2019, we had approximately $4.5 billion of debt, of which 15% had variable rate interest and 85% had fixed or hedged interest rates. To the extent interest rates rise, our net interest expense on variable rate debt will increase as potentially will our net interest expense on any debt refinancing. The opposite is true should interest rates decrease.  Given the short-term nature of our leases, to the extent interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system.  As noted above, average daily physical occupancy for the three months ended June 30, 2019 was 96.0%.  As we move into the second half of the year, we believe that the current level of physical occupancy and continued strong job growth in our markets position us well for the remainder of 2019 and sets us up to achieve improved pricing growth over what was achieved in the same period in 2018.

Results of Operations

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

For the three months ended June 30, 2019, we achieved net income available for MAA common shareholders of $61.0 million, a 3.6% increase compared to the three months ended June 30, 2018, and total revenue growth of $17.3 million, representing a 4.4% increase in property revenues compared to the three months ended June 30, 2018.  The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Property Revenues

The following table reflects our property revenues by segment for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30,
	2019	2018	Increase	Percentage Increase
Same Store	$380,609	$368,729	$11,880	3.2%
Non-Same Store and Other	26,781	21,344	5,437	25.5%
Total	$407,390	$390,073	$17,317	4.4%

The increase in property revenues from our Same Store segment as compared to the three months ended June 30, 2018 was the primary driver in total property revenue growth.  The Same Store segment generated a 3.2% increase in revenues for the three months ended June 30, 2019, primarily a result of average effective rent per unit growth of 3.2% compared to the three months ended June 30, 2018.  The increase in property revenues from our Non-Same Store and Other segment for the three months ended June 30, 2019 as compared to three months ended June 30, 2018 was primarily the result of continued lease-up of recent development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses.  The following table reflects our property operating expenses by segment for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30,
	2019	2018	Increase	Percentage Increase
Same Store	$143,304	$138,315	$4,989	3.6%
Non-Same Store and Other	10,838	10,415	423	4.1%
Total	$154,142	$148,730	$5,412	3.6%

The increase in property operating expenses from our Same Store segment for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily driven by increases in real estate tax expense of $2.3 million and personnel expenses of $1.4 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2019 was $123.9 million, an increase of $1.0 million compared to the three months ended June 30, 2018.  The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities made after June 30, 2018 in the normal course of business through June 30, 2019.

Other Income and Expenses

Property management expenses for the three months ended June 30, 2019 were $13.5 million, an increase of $2.1 million as compared to the three months ended June 30, 2018.  The increase was primarily due to increases in personnel and technology costs.  General and administrative expenses for the three months ended June 30, 2019 were $10.6 million, an increase of $1.4 million as compared to the three months ended June 30, 2018, primarily due to increases in personnel costs.  No merger and integration expenses were incurred during the three months ended June 30, 2019, which represented a decrease of $2.8 million as compared to the three months ended June 30, 2018, primarily due to completion of integration activities related to the merger with Post Properties by the end of 2018.

Interest expense for the three months ended June 30, 2019 was $45.9 million, an increase of $2.4 million as compared to the three months ended June 30, 2018.  The increase was primarily driven by an increase of approximately 18 basis points in our effective interest rate during the three months ended June 30, 2019 compared to the same period in the prior year.  The increase in the effective interest rate was primarily due to the recent maturity of debt assumed in previous acquisitions.  The debt was adjusted to its fair value at closing, and the fair value adjustments were amortized to interest expense over the remaining term of the debt.

Gain on sale of non-depreciable assets for the three months ended June 30, 2019 was $0.3 million, a decrease of $2.5 million as compared to the three months ended June 30, 2018. Although quarterly land disposition volume remained consistent year-over-year, the gain on sale of non-depreciable assets decreased primarily due to the nature of the real estate assets sold.

Other non-operating income for the three months ended June 30, 2019 was $4.8 million, a decrease of approximately $3.3 million as compared to the three months ended June 30, 2018.  The decrease was primarily due to the recognition of $4.6 million of income from the fair value adjustment of the embedded derivative related to the MAA Series I preferred stock during the three months ended June 30, 2019, as compared to the recognition of $4.4 million of income related to the settlement of an executive life insurance policy as well as $2.8 million of income from the adjustment of the embedded derivative during the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

For the six months ended June 30, 2019, we achieved net income available for MAA common shareholders of $123.7 million, a 15.7% increase compared to the six months ended June 30, 2018, and total revenue growth of $32.5 million, representing a 4.2% increase in property revenues compared to the six months ended June 30, 2018.  The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Property Revenues

The following table reflects our property revenues by segment for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six months ended June 30,
	2019	2018	Increase	Percentage Increase
Same Store	$756,149	$735,700	$20,449	2.8%
Non-Same Store and Other	52,419	40,390	12,029	29.8%
Total	$808,568	$776,090	$32,478	4.2%

The increase in property revenues from our Same Store segment as compared to the six months ended June 30, 2018 was the primary driver in total property revenue growth.  The Same Store segment generated a 2.8% increase in revenues for the six months ended June 30, 2019, primarily a result of average effective rent per unit growth of 3.1% offset by a slight decrease in occupancy as compared to the six months ended June 30, 2018.  The increase in property revenues from our Non-Same Store and Other segment for the six months ended June 30, 2019 as compared to six months ended June 30, 2018 was primarily the result of continued lease-up of recent development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses.  The following table reflects our property operating expenses by segment for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six months ended June 30,
	2019	2018	Increase	Percentage Increase
Same Store	$281,405	$273,631	$7,774	2.8%
Non-Same Store and Other	22,114	19,503	2,611	13.4%
Total	$303,519	$293,134	$10,385	3.5%

The increase in property operating expenses from our Same Store segment for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily driven by increases in real estate tax expense of $5.2 million. The increase in property operating expenses from our Non-Same Store and Other segment for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily the result of increases in real estate tax expense and personnel expenses, primarily due to the recent completion of apartment communities previously in our development pipeline.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2019 was $246.7 million, an increase of $3.1 million compared to the six months ended June 30, 2018.  The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities made after June 30, 2018 in the normal course of business through June 30, 2019.

Other Income and Expenses

Property management expenses for the six months ended June 30, 2019 were $27.3 million, an increase of $3.0 million as compared to the six months ended June 30, 2018.  The increase was primarily due to increases in personnel and technology costs.  General and administrative expenses for the six months ended June 30, 2019 were $23.8 million, an increase of $4.4 million as compared to the six months ended June 30, 2018, primarily due to increases in personnel costs.  No merger and integration expenses were incurred during the six months ended June 30, 2019, which represented a decrease of $6.6 million as compared to the six months ended June 30, 2018, primarily due to completion of integration activities related to the merger with Post Properties by the end of 2018.

Interest expense for the six months ended June 30, 2019 was $91.6 million, an increase of $7.1 million as compared to the six months ended June 30, 2018.  The increase was primarily driven by an increase of approximately 18 basis points in our effective interest rate during the six months ended June 30, 2019 compared to the same period in the prior year.  The increase in the effective interest rate was primarily due to the recent maturity of debt assumed in previous acquisitions.  The debt was adjusted to its fair value at closing, and the fair value adjustments were amortized to interest expense over the remaining term of the debt.

Gain on sale of non-depreciable assets for the six months ended June 30, 2019 was $9.3 million, an increase of $6.3 million as compared to the six months ended June 30, 2018.  Although annual land disposition volume decreased year-over-year, the gain on sale of non-depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the six months ended June 30, 2019 was $5.7 million, consistent with the six months ended June 30, 2018.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the three and six months ended June 30, 2019 and 2018, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income available for MAA common shareholders	$60,995	$58,885	$123,733	$106,982
Depreciation and amortization of real estate assets	122,323	121,745	243,533	241,311
(Gain) loss on sale of depreciable real estate assets	—	(2)	13	(2)
Depreciation and amortization of real estate assets of real estate joint venture	166	144	311	289
Net income attributable to noncontrolling interests	2,224	2,174	4,522	3,975
Funds from operations attributable to the Company	$185,708	$182,946	$372,112	$352,555

FFO for the three months ended June 30, 2019 was $185.7 million, an increase of $2.8 million as compared to the three months ended June 30, 2018, primarily as a result of an increase in property revenues of $17.3 million in addition to a decrease in merger and integration expenses of $2.8 million. The increases to FFO were offset by the increases in interest expense of $2.4 million, property operating expenses, excluding depreciation and amortization, of $5.4 million, property management expenses of $2.1 million and general and administrative expenses of $1.4 million, in addition to decreases in other non-operating income of $3.3 million and gain on sale of non-depreciable assets of $2.5 million.

FFO for the six months ended June 30, 2019 was $372.1 million, an increase of $19.6 million as compared to the six months ended June 30, 2018, primarily as a result of increases in property revenues of $32.5 million and gain on sale of non-depreciable assets of $6.3 million, in addition to a decrease in merger and integration expenses of $6.6 million.  The increases to FFO were offset by increases in interest expense of $7.1 million, property operating expenses, excluding depreciation and amortization, of $10.4 million, property management expense of $3.0 million and general and administrative expenses of $4.4 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $368.5 million for the six months ended June 30, 2019 as compared to $364.0 million for the six months ended June 30, 2018.  The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Investing Activities

Net cash used in investing activities was $140.8 million for the six months ended June 30, 2019 as compared to $221.4 million for the six months ended June 30, 2018.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow)		Increase
	during the six months ended June 30,		(Decrease)
	2019	2018	in Net Cash
Purchases of real estate and other assets	$(19,596)	$(110,430)	$90,834
Capital improvements, development and other	(133,354)	(126,333)	(7,021)

The decrease in cash outflows for purchases of real estate and other assets was primarily driven by the acquisition activity for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  The increase in cash outflows for capital improvements, development and other was driven by increased recurring, redevelopment and revenue enhancing capital spend during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Financing Activities

Net cash used in financing activities was $221.6 million for the six months ended June 30, 2019 as compared to $170.7 million for the six months ended June 30, 2018.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow		(Decrease)
	during the six months ended June 30,		Increase
	2019	2018	in Net Cash
Net change in credit lines	$(540,000)	$(300,000)	$(240,000)
Net change in commercial paper	367,000	—	367,000
Proceeds from notes payable	490,435	397,612	92,823
Principal payments on notes payable	(303,672)	(43,622)	(260,050)
Dividends paid on common shares	(218,758)	(209,843)	(8,915)

The increase in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $540.0 million on our unsecured revolving credit facility during the six months ended June 30, 2019, as compared to the decrease in net borrowings of $300.0 million on the unsecured revolving credit facility during the six months ended June 30, 2018.  The increase in cash inflows related to the net change in commercial paper resulted from the initiation of an unsecured commercial paper program during the six months ended June 30, 2019; there was no commercial paper program in place during the six months ended June 30, 2018. The increase in cash inflows from proceeds from notes payable primarily resulted from the issuance of $300.0 million of senior unsecured notes and $191.3 million of secured property mortgages during the six months ended June 30, 2019, as compared to the issuance of $400.0 million of senior unsecured notes during the six months ended June 30, 2018.  The increase in cash outflows from principal payments on notes payable primarily resulted from the retirement of the $300.0 million unsecured term loan with Wells Fargo during the six months ended June 30, 2019, as compared to the retirement of $38.3 million of secured property mortgages during the six months ended June 30, 2018. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $1.9200 per share during the six months ended June 30, 2019, as compared to the dividend rate of $1.8450 per share during the six months ended June 30, 2018.

Equity

As of June 30, 2019, MAA owned 114,043,089 OP Units, comprising a 96.5% limited partnership interest in MAALP, while the remaining 4,090,083 outstanding OP Units were held by limited partners of MAALP other than MAA and its subsidiaries.  Holders of OP Units (other than MAA and its subsidiaries) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.  In addition, MAA has registered under the Securities Act the 4,090,083 shares of its common stock that, as of June 30, 2019, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule reflects our variable and fixed rate debt, including the impact of interest rate swaps, outstanding as of June 30, 2019 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$3,242,000	5.9	3.9%
Variable rate	667,000	0.1	3.0%
Debt issuance costs, discounts, and fair market value adjustments	(29,474)
Total unsecured rate maturity	$3,879,526	4.9	3.8%
Secured debt
Conventional - fixed rate	$663,764	16.9	4.5%
Debt issuance costs and fair market value adjustments	(3,301)
Total secured rate maturity	$660,463	16.9	4.5%
Total debt	$4,539,989	6.7	3.8%
Total fixed or hedged debt	$3,873,304	7.7	4.0%

As of June 30, 2019, we had entered into interest rate swaps totaling a notional amount of $300.0 million related to issued debt. To date, we believe the interest rate swaps have proven to be highly effective hedges.

The following schedule presents the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of June 30, 2019 (dollars in thousands):

	Revolving Credit Facility & Comm. Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Other Unsecured	Secured	Total
2019	$367,000	$—	$19,993	$13,262	$400,255
2020	—	—	149,937	157,049	306,986
2021	—	—	222,395	121,862	344,257
2022	—	248,710	416,214	—	664,924
2023	—	347,158	12,221	—	359,379
Thereafter	—	2,075,953	19,945	368,290	2,464,188
Total	$367,000	$2,671,821	$840,705	$660,463	$4,539,989

⁽¹⁾	The $367.0 million maturing in 2019 reflects the principal outstanding on MAALP’s unsecured commercial paper program as of June 30, 2019.
⁽²⁾

There are no borrowings outstanding on MAALP’s $1.0 billion unsecured revolving credit facility as of June 30, 2019.  The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of June 30, 2019 (dollars in thousands):

	Fixed Rate Debt	Hedged Debt	Total Fixed Rate Balances	Effective Rate
2019	$33,255	$—	$33,255	3.7%
2020	157,049	299,455	456,504	3.0%
2021	194,509	—	194,509	5.2%
2022	365,469	—	365,469	3.6%
2023	359,379	—	359,379	4.2%
Thereafter	2,464,188	—	2,464,188	4.1%
Total	$3,573,849	$299,455	$3,873,304	4.0%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, MAALP closed on a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fifteen other banks, which we refer to as the Credit Facility.  The Credit Facility replaced the previous credit facility and includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid.  The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of June 30, 2019, MAALP had no balance outstanding under the Credit Facility, while $2.5 million of capacity was being used to support outstanding letters of credit.

During May 2019, MAALP established an unsecured commercial paper program, whereby the Company can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of June 30, 2019, the Company had $367.0 million outstanding under the commercial paper program. The commercial paper program along with the Credit Facility serve as our primary sources of short-term liquidity.

Senior Unsecured Notes

We have issued both public and private senior unsecured notes.  As of June 30, 2019, we had approximately $2.7 billion (face value) of publicly issued senior unsecured notes and $242.0 million of senior unsecured notes issued in two private placements.  In October 2013, we publicly issued $350.0 million of senior unsecured notes due October 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014, we publicly issued $400.0 million of senior unsecured notes due June 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015, we publicly issued $400.0 million of senior unsecured notes due November 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15.  As a result of the merger with Post Properties in December 2016, we assumed $250.0 million of senior unsecured notes due December 2022 with a coupon of 3.38%, paid semi-annually on June 1 and December 1.  In May 2017, we publicly issued $600.0 million of senior unsecured notes due June 2027 with a coupon of 3.60%, paid semi-annually on June 1 and December 1. In May 2018, we publicly issued $400.0 million of senior unsecured notes due June 2028 with a coupon of 4.20%, paid semi-annually on June 15 and December 15.  In March 2019, we publicly issued $300.0 million of senior unsecured notes due March 2029 with a coupon of 3.950%, paid semi-annually on March 15 and September 15.  The proceeds from the senior unsecured notes issued in March 2019 were used to pay down outstanding amounts under the Credit Facility.  As of June 30, 2019, all of these amounts remained outstanding.

In July 2011, we issued $135.0 million of senior unsecured notes. The notes were offered and sold in a private placement with three maturity tranches: $50.0 million at 4.7% maturing in July 2018; $72.8 million at 5.4% maturing in July 2021; and $12.3 million at 5.6% maturing in July 2023. The $50.0 million tranche was paid off on its maturity date. In August 2012, we issued $175.0 million of senior unsecured notes. The notes were offered and sold in a private placement with four tranches: $18.0 million at 3.15% maturing in November 2017; $20.0 million at 3.61% maturing in November 2019; $117.0 million at 4.17% maturing in November 2022; and $20.0 million at 4.33% maturing in November 2024. The $18.0 million tranche was paid off on its maturity date. The remaining tranches were outstanding as of June 30, 2019.

Unsecured Term Loans

In addition to the Credit Facility and senior unsecured notes, we maintain three unsecured term loans.  We had total borrowings of $600.0 million outstanding under these term loan agreements as of June 30, 2019, comprised of:

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures in March 2022.  As of June 30, 2019, this loan was bearing interest at a rate of one month LIBOR plus 0.95%.

A $150.0 million term loan with U.S. Bank National Association that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures in March 2020.  As of June 30, 2019, this loan was bearing interest at a rate of one month LIBOR plus 0.98%.

A $150.0 million term loan with KeyBank National Association that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt.  The loan matures in February 2021.  As of June 30, 2019, this loan was bearing interest at a rate of one month LIBOR plus 0.95%.

In May 2019, MAALP retired the Wells Fargo $300.0 million term loan due in June 2019.

Secured Property Mortgages

We maintain secured property mortgages with Fannie Mae, Freddie Mac and various life insurance companies.  These mortgages are usually fixed rate and can range from five to 30 years in maturity.  As of June 30, 2019, we had $663.8 million of secured property mortgages. In February 2019, we issued $191.3 million in secured property mortgages with a fixed rate of 4.43%.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we had a 35.0% ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C.  We also had a 20.7% ownership interest in a limited partnership as of June 30, 2019. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of June 30, 2019 and 2018, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

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

We renegotiated our insurance programs effective July 1, 2019. We believe that the current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

Inflation

Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases.  The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019 for discussions of our critical accounting policies.  During the six months ended June 30, 2019, there were no material changes to these policies.  For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of June 30, 2019, 24.6% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes.  As of June 30, 2019, approximately 85.3% of our outstanding debt was subject to fixed rates after considering related derivative instruments.  We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.  There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

Item 4.Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA's management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of June 30, 2019.  Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership's disclosure controls and procedures as of June 30, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA's common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(3)
April 1, 2019 - April 30, 2019	6,370	$109.94	—	4,000,000
May 1, 2019 - May 31, 2019	—	$—	—	4,000,000
June 1, 2019 - June 30, 2019	—	$—	—	4,000,000
Total	6,370		—	4,000,000

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

3.1	Composite Certificate of Limited Partnership of Mid-America Apartments, L.P.

10.1

Third Amended and Restated Credit Agreement, dated as of May 21, 2019, by and among Mid-America Apartments, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., and JPMorgan Chase Bank, N.A., as the arrangers, KeyBank National Association and JPMorgan Chase Bank, N.A., as syndication agents, and other lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2019 and incorporated herein by reference)

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

101

The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.'s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 1, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 (Unaudited) and 2018 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 (Unaudited) and 2018 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 (Unaudited) and 2018 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	August 1, 2019	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	August 1, 2019		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)