Form 10-Q
period 2019-09-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2019-10-31
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	October 28, 2019
Common Stock, $0.01 par value	114,065,859

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2019 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner.  Mid-America Apartment Communities, Inc. and its 96.6% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2019, MAA owned 114,065,859 OP Units (96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership.  MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, treasury shares, accumulated other comprehensive income and redeemable common stock.  The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, noncontrolling interests, accumulated other comprehensive income and redeemable common units.  Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

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

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Real estate assets:
Land	$1,898,509	$1,868,828
Buildings and improvements and other	11,825,934	11,670,216
Development and capital improvements in progress	101,469	59,506
	13,825,912	13,598,550
Less: Accumulated depreciation	(2,906,677)	(2,549,287)
	10,919,235	11,049,263
Undeveloped land	41,149	58,257
Investment in real estate joint venture	43,816	44,181
Real estate assets, net	11,004,200	11,151,701

Cash and cash equivalents	25,826	34,259
Restricted cash	16,856	17,414
Other assets	178,352	120,407
Assets held for sale	22,520	—
Total assets	$11,247,754	$11,323,781

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,830,708	$4,053,302
Secured notes payable	645,406	475,026
Accrued expenses and other liabilities	521,374	413,850
Total liabilities	4,997,488	4,942,178

Redeemable common stock	13,656	9,414

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50 per share, 867,846 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 114,065,859 and 113,844,267 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (1)	1,138	1,136
Additional paid-in capital	7,149,889	7,138,170
Accumulated distributions in excess of net income	(1,119,714)	(989,263)
Accumulated other comprehensive loss	(14,870)	(212)
Total MAA shareholders' equity	6,016,452	6,149,840
Noncontrolling interests - Operating Partnership units	213,547	220,043
Total Company's shareholders' equity	6,229,999	6,369,883
Noncontrolling interests - consolidated real estate entities	6,611	2,306
Total equity	6,236,610	6,372,189
Total liabilities and equity	$11,247,754	$11,323,781

(1)

Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 are 105,040 and 98,371, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property revenues	$415,632	$397,108	$1,224,200	$1,173,198
Expenses:
Operating expense, excluding real estate taxes and insurance	100,319	97,703	286,284	279,831
Real estate taxes and insurance	59,220	57,037	176,774	168,043
Depreciation and amortization	124,684	124,549	371,417	368,218
Total property operating expenses	284,223	279,289	834,475	816,092
Property management expenses	13,899	11,303	41,195	35,579
General and administrative expenses	11,485	6,380	35,236	25,723
Merger and integration related expenses	—	1,878	—	8,503
Interest expense	44,513	44,650	136,149	129,140
(Gain) loss on sale of depreciable real estate assets	(1,000)	23	(987)	21
Gain on sale of non-depreciable real estate assets	—	(959)	(9,260)	(3,870)
Other non-operating income	(20,060)	(374)	(25,770)	(6,065)
Income before income tax expense	82,572	54,918	213,162	168,075
Income tax expense	(1,491)	(616)	(2,814)	(1,826)
Income from continuing operations before real estate joint venture activity	81,081	54,302	210,348	166,249
Income from real estate joint venture	378	402	1,210	1,256
Net income	81,459	54,704	211,558	167,505
Net income attributable to noncontrolling interests	2,814	1,913	7,336	5,888
Net income available for shareholders	78,645	52,791	204,222	161,617
Dividends to MAA Series I preferred shareholders	922	922	2,766	2,766
Net income available for MAA common shareholders	$77,723	$51,869	$201,456	$158,851

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.68	$0.46	$1.77	$1.40

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.68	$0.46	$1.77	$1.40

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$81,459	$54,704	$211,558	$167,505
Other comprehensive (loss) income:
Unrealized (loss) gain from derivative instruments	(5,562)	4,245	(13,444)	10,797
Adjustment for net gains reclassified into net income from derivative instruments	(411)	(548)	(1,734)	(1,296)
Total comprehensive income	75,486	58,401	196,380	177,006
Less: Comprehensive income attributable to noncontrolling interests	(2,619)	(2,040)	(6,816)	(6,223)
Comprehensive income attributable to MAA	$72,867	$56,361	$189,564	$170,783

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$211,558	$167,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,210	369,223
(Gain) loss on sale of depreciable real estate assets	(987)	21
Gain on sale of non-depreciable real estate assets	(9,260)	(3,870)
Stock compensation expense	11,550	9,877
Amortization of debt discounts, premiums and issuance costs	4,706	(4,318)
Net change in operating accounts and other	31,761	62,618
Net cash provided by operating activities	621,538	601,056
Cash flows from investing activities:
Purchases of real estate and other assets	(22,860)	(112,656)
Capital improvements, development and other	(219,670)	(192,520)
Distributions from real estate joint ventures	365	—
Contributions to affiliates	(4,500)	(1,500)
Proceeds from disposition of real estate assets	15,984	18,918
Net cash used in investing activities	(230,681)	(287,758)
Cash flows from financing activities:
Proceeds from lines of credit	565,000	780,000
Repayments of lines of credit	(1,105,000)	(820,000)
Net proceeds from commercial paper	200,000	—
Proceeds from notes payable	760,003	397,612
Principal payments on notes payable	(468,635)	(346,239)
Payment of deferred financing costs	(11,530)	(3,741)
Distributions to noncontrolling interests	(11,813)	(11,286)
Dividends paid on common shares	(328,239)	(314,834)
Dividends paid on preferred shares	(2,766)	(2,766)
Net change in other financing activities	3,132	(1,511)
Net cash used in financing activities	(399,848)	(322,765)
Net decrease in cash, cash equivalents and restricted cash	(8,991)	(9,467)
Cash, cash equivalents and restricted cash, beginning of period	51,673	88,867
Cash, cash equivalents and restricted cash, end of period	$42,682	$79,400

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,826	$46,139
Restricted cash	16,856	33,261
Total cash, cash equivalents and restricted cash	$42,682	$79,400
Supplemental disclosure of cash flow information:
Interest paid	$108,249	$111,439
Income taxes paid	2,509	2,746
Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$1,993	$4,282
Accrued construction in progress	14,652	19,476
Interest capitalized	1,847	1,640
Fair value adjustment on derivative instruments	11,248	7,956

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except unit data)

	September 30, 2019	December 31, 2018
Assets
Real estate assets:
Land	$1,898,509	$1,868,828
Buildings and improvements and other	11,825,934	11,670,216
Development and capital improvements in progress	101,469	59,506
	13,825,912	13,598,550
Less: Accumulated depreciation	(2,906,677)	(2,549,287)
	10,919,235	11,049,263
Undeveloped land	41,149	58,257
Investment in real estate joint venture	43,816	44,181
Real estate assets, net	11,004,200	11,151,701

Cash and cash equivalents	25,826	34,259
Restricted cash	16,856	17,414
Other assets	178,352	120,407
Assets held for sale	22,520	—
Total assets	$11,247,754	$11,323,781

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,830,708	$4,053,302
Secured notes payable	645,406	475,026
Accrued expenses and other liabilities	521,374	413,850
Due to general partner	19	19
Total liabilities	4,997,507	4,942,197

Redeemable common units	13,656	9,414

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of September 30, 2019 and December 31, 2018, respectively	66,840	66,840
Common units:
General partner, 114,065,859 and 113,844,267 OP Units outstanding as of September 30, 2019 and December 31, 2018, respectively (1)	5,964,932	6,083,142
Limited partners, 4,074,277 and 4,111,301 OP Units outstanding as of September 30, 2019 and December 31, 2018, respectively (1)	213,547	220,043
Accumulated other comprehensive loss	(15,339)	(161)
Total operating partners' capital	6,229,980	6,369,864
Noncontrolling interests - consolidated real estate entities	6,611	2,306
Total capital	6,236,591	6,372,170
Total liabilities and capital	$11,247,754	$11,323,781

(1)

Number of units outstanding represent total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 are 105,040 and 98,371, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property revenues	$415,632	$397,108	$1,224,200	$1,173,198
Expenses:
Operating expense, excluding real estate taxes and insurance	100,319	97,703	286,284	279,831
Real estate taxes and insurance	59,220	57,037	176,774	168,043
Depreciation and amortization	124,684	124,549	371,417	368,218
Total property operating expenses	284,223	279,289	834,475	816,092
Property management expenses	13,899	11,303	41,195	35,579
General and administrative expenses	11,485	6,380	35,236	25,723
Merger and integration related expenses	—	1,878	—	8,503
Interest expense	44,513	44,650	136,149	129,140
(Gain) loss on sale of depreciable real estate assets	(1,000)	23	(987)	21
Gain on sale of non-depreciable real estate assets	—	(959)	(9,260)	(3,870)
Other non-operating income	(20,060)	(374)	(25,770)	(6,065)
Income before income tax expense	82,572	54,918	213,162	168,075
Income tax expense	(1,491)	(616)	(2,814)	(1,826)
Income from continuing operations before real estate joint venture activity	81,081	54,302	210,348	166,249
Income from real estate joint venture	378	402	1,210	1,256
Net income	81,459	54,704	211,558	167,505
Dividends to preferred unitholders	922	922	2,766	2,766
Net income available for MAALP common unitholders	$80,537	$53,782	$208,792	$164,739

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.68	$0.46	$1.77	$1.40

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.68	$0.46	$1.77	$1.40

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$81,459	$54,704	$211,558	$167,505
Other comprehensive (loss) income:
Unrealized (loss) gain from derivative instruments	(5,562)	4,245	(13,444)	10,797
Adjustment for net gains reclassified into net income from derivative instruments	(411)	(548)	(1,734)	(1,296)
Comprehensive income attributable to MAALP	$75,486	$58,401	$196,380	$177,006

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$211,558	$167,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,210	369,223
(Gain) loss on sale of depreciable real estate assets	(987)	21
Gain on sale of non-depreciable real estate assets	(9,260)	(3,870)
Stock compensation expense	11,550	9,877
Amortization of debt discounts, premiums and issuance costs	4,706	(4,318)
Net change in operating accounts and other	31,761	62,618
Net cash provided by operating activities	621,538	601,056
Cash flows from investing activities:
Purchases of real estate and other assets	(22,860)	(112,656)
Capital improvements, development and other	(219,670)	(192,520)
Distributions from real estate joint ventures	365	—
Contributions to affiliates	(4,500)	(1,500)
Proceeds from disposition of real estate assets	15,984	18,918
Net cash used in investing activities	(230,681)	(287,758)
Cash flows from financing activities:
Proceeds from lines of credit	565,000	780,000
Repayments of lines of credit	(1,105,000)	(820,000)
Net proceeds from commercial paper	200,000	-
Proceeds from notes payable	760,003	397,612
Principal payments on notes payable	(468,635)	(346,239)
Payment of deferred financing costs	(11,530)	(3,741)
Distributions paid on common units	(340,052)	(326,120)
Distributions paid on preferred units	(2,766)	(2,766)
Net change in other financing activities	3,132	(1,511)
Net cash used in financing activities	(399,848)	(322,765)
Net decrease in cash, cash equivalents and restricted cash	(8,991)	(9,467)
Cash, cash equivalents and restricted cash, beginning of period	51,673	88,867
Cash, cash equivalents and restricted cash, end of period	$42,682	$79,400

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,826	$46,139
Restricted cash	16,856	33,261
Total cash, cash equivalents and restricted cash	$42,682	$79,400
Supplemental disclosure of cash flow information:
Interest paid	$108,249	$111,439
Income taxes paid	2,509	2,746
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$14,652	$19,476
Interest capitalized	1,847	1,640
Fair value adjustment on derivative instruments	11,248	7,956

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

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

As of September 30, 2019, MAA owned 114,065,859 OP Units (or 96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentations of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership.  MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, treasury shares, accumulated other comprehensive income and redeemable common stock.  The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' common capital and preferred capital, noncontrolling interests, accumulated other comprehensive income and redeemable common units.  Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of September 30, 2019, the Company owned and operated 303 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture.  As of September 30, 2019, the Company had six development communities under construction totaling 1,686 apartment units.  Total expected costs for these six development projects are $389.5 million, of which $106.7 million had been incurred through September 30, 2019.  The Company expects to complete one development in the last quarter of 2019, one development in the first half of 2020, one development in the second half of 2020, one development in the first half of 2021, and two developments in the second half of 2021.  Thirty-one of the Company's apartment communities include retail components with approximately 630,000 square feet of gross leasable space.  The Company also has four commercial properties with approximately 260,000 square feet of combined gross leasable area.  The Company’s apartment communities and commercial properties are located across 17 states and the District of Columbia.

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

Noncontrolling Interests

As of September 30, 2019, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see below) and (2) noncontrolling interests related to its consolidated real estate entities (see "Investment in Consolidated Real Estate Entities" below).  The noncontrolling interests in the accompanying condensed consolidated financial statements relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA's common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

Investments in Unconsolidated Affiliates

Through its investment in a limited liability company, or the Apartment LLC, the Company together with an institutional investor indirectly owns one apartment community, Post Massachusetts Avenue, located in Washington, D.C.  The Company owned a 35.0% equity interest in the unconsolidated real estate joint venture as of September 30, 2019 and provides property and asset management services to the Apartment LLC for which it earns fees. The joint venture was determined to be a VIE, but the Company is not designated as the primary beneficiary.  As a result, the Company accounts for its investment in the Apartment LLC using the equity method of accounting as the Company is able to exert significant influence over the joint venture but does not have a controlling interest.  As of September 30, 2019, the Company's investment in the Apartment LLC totaled $43.8 million.

In September 2017, a subsidiary of the Operating Partnership invested in a limited partnership, Real Estate Technology Ventures, L.P. As of September 30, 2019, the Operating Partnership indirectly owned 20.4% of the limited partnership. The limited partnership was determined to be a VIE, but the Company is not designated as the primary beneficiary. As a result, the Company accounts for its investment in the limited partnership using the equity method of accounting as the investment is considered more than minor. As of September 30, 2019, the Company's investment in the limited partnership totaled $12.3 million and is included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2019, the Company was committed until September 2022 to make additional capital contributions totaling $9.0 million if and when called by the general partner of the limited partnership.

Investments in Consolidated Real Estate Entities

The Company owns a 92.5% equity interest in a consolidated real estate entity that developed, constructed and operates a 359-unit apartment community in Denver, Colorado. The owner of the remaining 7.5% equity interest, a private real estate company, was generally responsible for the development and construction of the community, which was completed during the year ended December 31, 2018.  The Company, through the consolidated real estate entity, will continue to operate and manage the apartment community.  The consolidated real estate entity was determined to be a VIE with the Company designated as the primary beneficiary.  As a result, the accounts of the consolidated real estate entity are consolidated by the Company.  As of September 30, 2019, the assets and liabilities of the consolidated real estate entity included buildings and improvements and other, net of accumulated depreciation, of $68.5 million; land of $14.9 million; and accrued expenses and other liabilities of $1.0 million.

During the first quarter of 2019, the Company acquired an 80.0% equity interest in a consolidated real estate entity that will develop, construct and operate an apartment community in Phoenix, Arizona.  The consolidated real estate entity acquired the land site and initiated development of the apartment community in the first quarter of 2019.  The owner of the remaining 20.0% equity interest, a private real estate company, is responsible for the development and construction of the apartment community. The Company will lease-up the property when apartment units are delivered and operate and manage the apartment community upon its completion.  The consolidated real estate entity was determined to be a VIE with the Company designated as the primary beneficiary.  As a result, the accounts of the consolidated real estate entity are consolidated by the Company.  As of September 30, 2019, the assets and liabilities of the consolidated real estate entity included development and capital improvements in process of $14.3 million; land of $9.4 million; and accrued expenses and other liabilities of $2.4 million.

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

Comparative periods presented in this Quarterly Report on Form 10-Q continue to apply guidance in ASC Topic 840, Leases, and have not been recast as the Company adopted the new standard using the modified retrospective transition approach effective as of January 1, 2019. The adoption of the new lease standard has not resulted in a significant change in the accounting for the Company’s rental revenues as the Company's residential, retail and commercial leases, where it is the lessor, will continue to be accounted for as operating leases. Management has elected available practical expedients that provide lessors an option not to separate lease and non-

lease components when certain criteria are met, and instead, allow for those components to be accounted for as a single lease component. Thus, beginning with the effective date of the adoption of the new standard, January 1, 2019, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported in the line item, "Rental revenues", as presented in the disaggregation of the Company's revenues in Note 11.

The Company is the lessee under certain ground, office, equipment and other operating leases. Based on its election of the package of practical expedients provided in ASU 2016-02, the Company did not reassess the classification of existing leases with its adoption of ASC Topic 842.  The Company’s existing leases as of January 1, 2019 will continue to be accounted for as operating leases; however, if contracts are modified subsequent to the adoption of ASC Topic 842, the Company will be required to reassess the contracts using guidance provided under ASC Topic 842.  The Company recognized total right-of-use assets of $54.3 million within "Other assets" and related lease obligations of $33.6 million within "Accrued expenses and other liabilities" on its Condensed Consolidated Balance Sheets for leases in effect as of January 1, 2019.  As of September 30, 2019, the balance of total right-of-use assets within “Other assets” was $53.0 million, and the balance of related lease obligations within “Accrued expenses and other liabilities” was $33.0 million.  As most leases do not provide a readily determinable implicit rate to discount future minimum lease payments to present value, management estimated the Company's incremental borrowing rate based on information available as of the date of adoption and based on the remaining lease terms as of the date of initial application.  Operating leases recognized upon adoption had a weighted-average remaining lease term of approximately 33 years and a weighted-average discount rate of approximately 4.4%.  Operating leases as of September 30, 2019 have a weighted-average remaining lease term of approximately 32 years and a weighted-average discount rate of approximately 4.4%.  Lease expense for the nine months ended September 30, 2019, recognized under ASC Topic 842, continued to be immaterial for the Company and was recognized in a similar manner as compared to the nine months ended September 30, 2018. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2019 was also immaterial.

Revenue Recognition

The Company primarily leases multifamily residential apartments under operating leases with terms of approximately one year or less, which are recorded as operating leases.  Rental revenues are generally due on a monthly basis and are recognized in accordance with ASC Topic 842 using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term.  Rental revenues represent approximately 93% of the Company's total revenues and include gross rents charged less adjustments for concessions and bad debt.  Approximately 6% of the Company's total revenues represent reimbursable property revenues from tenants for utility reimbursements, which are generally recognized and due on a monthly basis as tenants obtain control of the utility service over the term of the lease.  The remaining 1% of the Company's total revenues represents other non-lease revenues primarily driven by nonrefundable fees and commissions.

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

Assets Held for Sale

In September 2019, one apartment community was classified as held for sale. The criteria for classifying the apartment community as held for sale were met during September 2019; however, the apartment community is not expected to be sold until the fourth quarter of 2019. As a result, the assets and liabilities associated with the apartment community were presented as held for sale in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019.

Subsequent to the September 30, 2019 balance sheet date but prior to the filing date of this Quarterly Report on Form 10-Q, three additional apartment communities met the criteria for classification as held for sale.  The sale of these apartment communities is not expected to close until the fourth quarter of 2019.  As a result, the assets and liabilities associated with these three apartment communities were presented as held and used in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019.

In October 2019, MAA closed on the disposition of Ridge at Chenal Valley, a 312 unit apartment community located in the Little Rock, Arkansas market, resulting in an expected net gain on sale of approximately $20 million that will be recorded in the fourth quarter of 2019.  The assets and liabilities associated with this apartment community were presented as held and used in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019 as the apartment community did not meet the criteria for classification as held for sale at the September 30, 2019 balance sheet date.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments. The ASU requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under ASU 2016-02 from the scope of the new credit losses standard.  The ASU will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

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

For the three and nine months ended September 30, 2019 and 2018, MAA's diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Calculation of Earnings per Common Share - basic
Net income	$81,459	$54,704	$211,558	$167,505
Net income attributable to noncontrolling interests	(2,814)	(1,913)	(7,336)	(5,888)
Unvested restricted stock (allocation of earnings)	(118)	(69)	(302)	(211)
Preferred dividends	(922)	(922)	(2,766)	(2,766)
Net income available for common shareholders, adjusted	$77,605	$51,800	$201,154	$158,640

Weighted average common shares - basic	113,877	113,671	113,814	113,620
Earnings per common share - basic	$0.68	$0.46	$1.77	$1.40

Calculation of Earnings per Common Share - diluted
Net income	$81,459	$54,704	$211,558	$167,505
Net income attributable to noncontrolling interests (1)	(2,814)	(1,913)	(7,336)	(5,888)
Preferred dividends	(922)	(922)	(2,766)	(2,766)
Net income available for common shareholders, adjusted	$77,723	$51,869	$201,456	$158,851

Weighted average common shares - basic	113,877	113,671	113,814	113,620
Effect of dilutive securities	260	239	238	201
Weighted average common shares - diluted	114,137	113,910	114,052	113,821
Earnings per common share - diluted	$0.68	$0.46	$1.77	$1.40

(1)	For the three and nine months ended September 30, 2019 and 2018, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and nine months ended September 30, 2019 and 2018, MAA's diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Calculation of Earnings per Common Unit - basic
Net income	$81,459	$54,704	$211,558	$167,505
Unvested restricted stock (allocation of earnings)	(118)	(69)	(302)	(211)
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Net income available for common unitholders, adjusted	$80,419	$53,713	$208,490	$164,528

Weighted average common units - basic	117,958	117,796	117,910	117,768
Earnings per common unit - basic	$0.68	$0.46	$1.77	$1.40

Calculation of Earnings per Common Unit - diluted
Net income	$81,459	$54,704	$211,558	$167,505
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Net income available for common unitholders, adjusted	$80,537	$53,782	$208,792	$164,739

Weighted average common units - basic	117,958	117,796	117,910	117,768
Effect of dilutive securities	260	239	238	201
Weighted average common units - diluted	118,218	118,035	118,148	117,969
Earnings per common unit - diluted	$0.68	$0.46	$1.77	$1.40

4.MAA Equity

Changes in total equity and its components for the three months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2019	$9	$1,138	$7,146,076	$(1,086,665)	$(9,092)	$215,404	$5,656	$6,272,526
Net income	—	—	—	78,645	—	2,814	—	81,459
Other comprehensive loss - derivative instruments	—	—	—	—	(5,778)	(195)	—	(5,973)
Issuance and registration of common shares	—	—	140	—	—	—	—	140
Exercise of stock options	—	—	(204)	—	—	—	—	(204)
Shares issued in exchange for common units	—	—	836	—	—	(836)	—	—
Redeemable stock fair market value adjustment	—	—	—	(1,269)	—	—	—	(1,269)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(272)	—	—	272	—	—
Amortization of unearned compensation	—	—	3,313	—	—	—	—	3,313
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.9600 per share)	—	—	—	(109,503)	—	—	—	(109,503)
Dividends on noncontrolling interests units ($0.9600 per unit)	—	—	—	—	—	(3,912)	—	(3,912)
Contribution from noncontrolling interest	—	—	—	—	—	—	955	955
EQUITY BALANCE SEPTEMBER 30, 2019	$9	$1,138	$7,149,889	$(1,119,714)	$(14,870)	$213,547	$6,611	$6,236,610

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2018	$9	$1,136	$7,130,902	$(887,672)	$7,986	$224,813	$2,306	$6,479,480
Net income	—	—	—	52,791	—	1,913	—	54,704
Other comprehensive income - derivative instruments	—	—	—	—	3,570	127	—	3,697
Issuance and registration of common shares	—	—	(35)	—	—	—	—	(35)
Exercise of stock options	—	—	291	—	—	—	—	291
Shares issued in exchange for common units	—	—	1,165	—	—	(1,165)	—	—
Redeemable stock fair market value adjustment	—	—	—	48	—	—	—	48
Adjustment for noncontrolling interests in Operating Partnership	—	—	266	—	—	(266)	—	—
Amortization of unearned compensation	—	—	2,890	—	—	—	—	2,890
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.9225 per share)	—	—	—	(105,018)	—	—	—	(105,018)
Dividends on noncontrolling interests units ($0.9225 per unit)	—	—	—	—	—	(3,581)	—	(3,581)
EQUITY BALANCE SEPTEMBER 30, 2018	$9	$1,136	$7,135,479	$(940,773)	$11,556	$221,841	$2,306	$6,431,554

Changes in total equity and its components for the nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2018	$9	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189
Net income	—	—	—	204,222	—	7,336	—	211,558
Other comprehensive loss - derivative instruments	—	—	—	—	(14,658)	(520)	—	(15,178)
Issuance and registration of common shares	—	2	748	—	—	—	—	750
Shares repurchased and retired	—	—	(3,724)	—	—	—	—	(3,724)
Exercise of stock options	—	—	1,036	—	—	—	—	1,036
Shares issued in exchange for common units	—	—	1,993	—	—	(1,993)	—	—
Shares issued in exchange for redeemable stock	—	—	575	—	—	—	—	575
Redeemable stock fair market value adjustment	—	—	—	(3,455)	—	—	—	(3,455)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(459)	—	—	459	—	—
Amortization of unearned compensation	—	—	11,550	—	—	—	—	11,550
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($2.8800 per share)	—	—	—	(328,452)	—	—	—	(328,452)
Dividends on noncontrolling interests units ($2.8800 per unit)	—	—	—	—	—	(11,778)	—	(11,778)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,305	4,305
EQUITY BALANCE SEPTEMBER 30, 2019	$9	$1,138	$7,149,889	$(1,119,714)	$(14,870)	$213,547	$6,611	$6,236,610

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2017	$9	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894
Net income	—	—	—	161,617	—	5,888	—	167,505
Other comprehensive income - derivative instruments	—	—	—	—	9,166	335	—	9,501
Issuance and registration of common shares	—	1	(272)	—	—	—	—	(271)
Shares repurchased and retired	—	—	(2,912)	—	—	—	—	(2,912)
Exercise of stock options	—	—	916	—	—	—		916
Shares issued in exchange for common units	—	1	4,282	—	—	(4,283)	—	—
Shares issued in exchange for redeemable stock	—	—	1,915	—	—	—	—	1,915
Redeemable stock fair market value adjustment	—	—	—	121	—	—	—	121
Adjustment for noncontrolling interests in Operating Partnership	—	—	561	—	—	(561)	—	—
Cumulative adjustment due to adoption of ASU 2017-12		—	—	(233)	233	—	—	—
Amortization of unearned compensation	—	—	9,877	—	—	—	—	9,877
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($2.7675 per share)	—	—	—	(315,012)	—	—	—	(315,012)
Dividends on noncontrolling interests units ($2.7675 per unit)	—	—	—	—	—	(11,214)	—	(11,214)
EQUITY BALANCE SEPTEMBER 30, 2018	$9	$1,136	$7,135,479	$(940,773)	$11,556	$221,841	$2,306	$6,431,554

5.MAALP Capital

Changes in total capital and its components for the three months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2019	$215,404	$5,993,973	$66,840	$(9,366)	$5,656	$6,272,507
Net income	2,814	77,723	922	—	—	81,459
Other comprehensive loss - derivative instruments	—	—	—	(5,973)	—	(5,973)
Issuance of units	—	140	—	—	—	140
Exercise of unit options	—	(204)	—	—	—	(204)
General partnership units issued in exchange for limited partnership units	(836)	836	—	—	—	—
Redeemable units fair market value adjustment	—	(1,269)	—	—	—	(1,269)
Adjustment for limited partners' capital at redemption value	77	(77)	—	—	—	—
Amortization of unearned compensation	—	3,313	—	—	—	3,313
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.9600 per unit)	(3,912)	(109,503)	—	—	—	(113,415)
Contribution from noncontrolling interest	—	—	—	—	955	955
CAPITAL BALANCE SEPTEMBER 30, 2019	$213,547	$5,964,932	$66,840	$(15,339)	$6,611	$6,236,591

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2018	$224,813	$6,177,170	$66,840	$8,332	$2,306	$6,479,461
Net income	1,913	51,869	922	—	—	54,704
Other comprehensive income - derivative instruments	—	—	—	3,697	—	3,697
Issuance of units	—	(35)	—	—	—	(35)
Exercise of unit options	—	291		—	—	291
General partnership units issued in exchange for limited partnership units	(1,165)	1,165	—	—	—	—
Redeemable units fair market value adjustment	—	48	—	—	—	48
Adjustment for limited partners' capital at redemption value	(139)	139	—	—	—	—
Amortization of unearned compensation	—	2,890	—	—	—	2,890
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.9225 per unit)	(3,581)	(105,018)	—	—	—	(108,599)
CAPITAL BALANCE SEPTEMBER 30, 2018	$221,841	$6,128,519	$66,840	$12,029	$2,306	$6,431,535

Changes in total capital and its components for the nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170
Net income	7,336	201,456	2,766	—	—	211,558
Other comprehensive loss - derivative instruments	—	—	—	(15,178)	—	(15,178)
Issuance of units	—	750	—	—	—	750
Units repurchased and retired	—	(3,724)	—	—	—	(3,724)
Exercise of unit options	—	1,036	—	—	—	1,036
General partnership units issued in exchange for limited partnership units	(1,993)	1,993	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575
Redeemable units fair market value adjustment	—	(3,455)	—	—	—	(3,455)
Adjustment for limited partners' capital at redemption value	(61)	61	—	—	—	—
Amortization of unearned compensation	—	11,550	—	—	—	11,550
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($2.8800 per unit)	(11,778)	(328,452)	—	—	—	(340,230)
Contribution from noncontrolling interest	—	—	—	—	4,305	4,305
CAPITAL BALANCE SEPTEMBER 30, 2019	$213,547	$5,964,932	$66,840	$(15,339)	$6,611	$6,236,591

	Mid-America Apartments, L.P. Unitholders' Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Income	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875
Net income	5,888	158,851	2,766	—	—	167,505
Other comprehensive income - derivative instruments	—	—	—	9,501	—	9,501
Issuance of units	—	(271)	—	—	—	(271)
Units repurchased and retired	—	(2,912)	—	—	—	(2,912)
Exercise of unit options	—	916	—	—	—	916
General partnership units issued in exchange for limited partnership units	(4,283)	4,283	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915
Redeemable units fair market value adjustment	—	121	—	—	—	121
Adjustment for limited partners' capital at redemption value	(226)	226	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—
Amortization of unearned compensation	—	9,877	—	—	—	9,877
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($2.7675 per unit)	(11,214)	(315,012)	—	—	—	(326,226)
CAPITAL BALANCE SEPTEMBER 30, 2018	$221,841	$6,128,519	$66,840	$12,029	$2,306	$6,431,535

6.Borrowings

The following table summarizes the Company's outstanding debt as of September 30, 2019 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$—	—	—
Variable rate commercial paper program	200,000	2.3%	10/11/2019
Fixed rate senior notes	3,192,000	3.9%	3/1/2026
Term loans fixed with swaps	300,000	2.3%	3/1/2022
Variable rate term loans	150,000	3.1%	2/26/2021
Debt issuance costs, discounts and fair market value adjustments	(11,292)
Total unsecured debt	$3,830,708	3.7%
Fixed rate secured debt
Individual property mortgages	$648,801	4.6%	10/3/2036
Debt issuance costs and fair market value adjustments	(3,395)
Total secured debt	$645,406	4.6%
Total outstanding debt	$4,476,114	3.8%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fifteen other banks, which is referred to as the Credit Facility.  The Credit Facility replaced the previous revolving credit facility, and it includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of September 30, 2019, MAALP had no balance outstanding under the Credit Facility, while $2.8 million of the Credit Facility’s capacity was being used to support outstanding letters of credit.

Unsecured Commercial Paper

In May 2019, MAALP established an unsecured commercial paper program whereby MAALP can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million.  As of September 30, 2019, MAALP had $200.0 million outstanding under the unsecured commercial paper program.

Senior Unsecured Notes

As of September 30, 2019, MAALP had approximately $3.0 billion in principal amount of publicly issued senior unsecured notes and $242.0 million of privately placed senior unsecured notes.  The senior unsecured notes had maturities at issuance ranging from seven to twelve years, with an average of 6.4 years remaining until maturity as of September 30, 2019.

In March 2019, MAALP publicly issued $300.0 million in aggregate principal amount of senior unsecured notes, maturing March 2029 with an interest rate of 3.950% per annum, or the Initial 2029 Notes.  The purchase price paid by the purchasers of the Initial 2029 Notes was 99.720% of the principal amount.  The Initial 2029 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP.  Interest on the Initial 2029 Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2019.  The net proceeds of the offering, after deducting the original issue discount, underwriting commissions and expenses of approximately $2.8 million, were $297.2 million.  The Initial 2029 Notes have been reflected net of discount and debt issuance costs in the Condensed Consolidated Balance Sheets as of September 30, 2019.  In connection with the issuance of the Initial 2029 Notes, MAALP cash settled $300.0 million in forward interest rate swap agreements, entered into during the first half of 2018 to effectively lock the interest rate on the planned transaction, resulting in an effective interest rate of 4.240% over the ten year life of the Initial 2029 Notes.

In August 2019, MAALP publicly issued an additional $250.0 million in aggregate principal amount of senior unsecured notes, maturing March 2029 with a coupon rate of 3.950% per annum, or the Additional 2029 Notes.  The Additional 2029 Notes have an effective interest rate of 2.985% over the life of the notes.  The Additional 2029 Notes were issued under the indenture and the supplemental indenture pursuant to which MAALP previously issued the Initial 2029 Notes in March 2019.  The Additional 2029 Notes will be treated as a single series of securities with the Initial 2029 Notes and will have the same CUSIP number as, and be fungible with, the Initial 2029 Notes. The purchase price paid by the purchasers of the Additional Notes was 107.827% of the principal amount. The net proceeds of the offering, after considering the original issue premium, cash received for interest due but not accrued, and underwriting commissions and expenses totaling a net amount of approximately $22.1 million, were $272.1 million. The Additional 2029 Notes have been reflected net of premium and debt issuance costs in the Condensed Consolidated Balance Sheets as of September 30, 2019.

Unsecured Term Loans

As of September 30, 2019, the Company maintained two term loans with a syndicate of banks, one led by KeyBank National Association, or KeyBank, and one by Wells Fargo.  The KeyBank term loan has a balance of $150.0 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings.  The Wells Fargo term loan has a balance of $300.0 million, matures in 2022, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings.  The interest rate of the Wells Fargo term loan due in 2022 is fixed at 2.32% with a forward swap through the swap's maturity date, January 2020.

In May 2019, the Company retired a $300.0 million unsecured term loan with Wells Fargo due in June 2019.

In August 2019, the Company retired a $150.0 million unsecured term loan with U.S. Bank National Association, or U.S. Bank, due in March 2020.

Secured Property Mortgages

As of September 30, 2019, the Company had $648.8 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.60% and a weighted average maturity in 2036, which includes a $191.3 million mortgage with a fixed rate of 4.43% associated with seven apartment communities entered into in February 2019.  The mortgage is scheduled to mature in February 2049.

In August 2019, the Company retired a $13.2 million mortgage associated with Colonial Grand at Canyon Creek. The mortgage was scheduled to mature in October 2019.

Guarantees

As of September 30, 2019, MAA fully and unconditionally guaranteed $242.0 million of the privately placed senior unsecured notes issued by MAALP.

7.Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash, and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of September 30, 2019 and December 31, 2018, totaled $3.8 billion and $3.1 billion, respectively, and had estimated fair values of $4.1 billion and $3.1 billion (excluding prepayment penalties) as of September 30, 2019 and December 31, 2018, respectively.  The carrying values of variable rate notes payable (excluding the impact of interest rate swap agreements) as of September 30, 2019 and December 31, 2018, totaled $0.5 billion and $1.1 billion, respectively, and had estimated fair values of $0.5 billion and $1.1 billion (excluding prepayment penalties) as of September 30, 2019 and December 31, 2018, respectively.  The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded that these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2019, the Company had four outstanding interest rate derivatives with a total notional balance of $300.0 million that were designated as cash flow hedges of interest rate risk, and the Company had two forward rate swaps totaling $150.0 million which hedge the first 10 years of interest rate payments on debt the Company anticipates issuing in the future. The Company uses interest rate swaps to add stability to interest expense; to manage, or hedge, its exposure to interest rate movements associated with its variable rate debt; or as hedges in anticipation of future debt transactions. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair value of interest rate derivative contracts designated as hedging instruments recorded in "Other assets" in the accompanying Condensed Consolidated Balance Sheets was $0.5 million and $3.7 million as of September 30, 2019 and December 31, 2018, respectively.  The fair value of interest rate derivative contract liabilities recorded in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets was $10.5 million and $5.3 million as of September 30, 2019 and December 31, 2018, respectively.

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

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in "Other assets" in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to "Other non-operating income" in the accompanying Condensed Consolidated Statements of Operations. As a result of adjustments of non-cash income recorded to reflect the change in fair value of the derivative asset during the nine months ended September 30, 2019, the fair value of the embedded derivative increased to $38.2 million as of September 30, 2019 as compared to $18.6 million as of December 31, 2018.

The Company has determined the majority of the inputs used to value its outstanding debt and derivatives, including its embedded derivative, fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and all of its derivatives held as of September 30, 2019 and December 31, 2018 were classified as Level 2 in the fair value hierarchy.  The Company's derivative financial instruments and their related gains and losses are reported in "Net change in operating accounts and other" in the accompanying Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges of Interest Rate Risk

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive loss" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship.  Amounts reported in "Accumulated other comprehensive loss" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $1.0 million will be reclassified to earnings as a decrease to "Interest expense", which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OC(L)I on Derivative		Location of Gain Reclassified from Accumulated	Net Gain Reclassified from Accumulated OCL into Interest Expense(1)
Three months ended September 30,	2019	2018	OCL into Income	2019	2018
Interest rate contracts	$(5,562)	$4,245	Interest expense	$411	$548
Nine months ended September 30,
Interest rate contracts	$(13,444)	$10,797	Interest expense	$1,734	$1,296

(1)	See the Condensed Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in Earnings on Derivative
Three months ended September 30,	Income on Derivative	2019	2018
Preferred stock embedded derivative	Other non-operating income	$15,522	$(433)
Nine months ended September 30,
Preferred stock embedded derivative	Other non-operating income	$19,592	$(284)

Credit-Risk-Related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of September 30, 2019, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements at the termination value of $10.2 million as of September 30, 2019.   Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Condensed Consolidated Balance Sheets.

8.Shareholders' Equity of MAA

As of September 30, 2019, 114,065,859 shares of common stock of MAA and 4,074,277 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,140,136 shares and units.  As of September 30, 2018, 113,838,139 shares of common stock of MAA and 4,114,276 OP Units (excluding the OP Units held by MAA) were outstanding, representing a total of 117,952,415 shares and units.  Options to purchase 45,390 shares of MAA's common stock were outstanding as of September 30, 2019, compared to 90,615 outstanding options as of September 30, 2018.  During the nine months ended September 30, 2019 and 2018, MAA issued 24,256 shares and 17,823 shares, respectively, related to the exercise of stock options.  These exercises resulted in net proceeds of $1.0 million and $0.9 million, respectively.

Preferred Stock

As of September 30, 2019, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAA Series I preferred stock.

9.Partners' Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units.  As of September 30, 2019, there were 118,140,136 OP Units outstanding, 114,065,859, or 96.6%, of which represent Class B OP Units (common units issued to or held by MAALP's general partner or any of its subsidiaries), which were owned by MAA, MAALP's general partner.  The remaining 4,074,277 OP Units were Class A OP Units owned by Class A limited partners.  As of September 30, 2018, there were 117,952,415 OP Units outstanding, 113,838,139, or 96.5%, of which were owned by MAA and 4,114,276 of which were owned by the Class A limited partners.

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

Net income of MAALP (after allocations to preferred ownership interests) is allocated to the general partner and limited partners based on their respective ownership percentages of MAALP.  Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners.  The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to MAALP in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued.  Likewise, if MAA repurchases or redeems outstanding shares of common stock, MAALP generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock.  At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of MAALP.  Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

At September 30, 2019, a total of 4,074,277 Class A OP Units were outstanding and redeemable for 4,074,277 shares of MAA common stock, with an approximate value of $529.7 million, based on the closing price of MAA’s common stock on September 30, 2019 of $130.01 per share.  At September 30, 2018, a total of 4,114,276 Class A OP Units were outstanding and redeemable for 4,114,276 shares of MAA common stock, with an approximate value of $412.2 million, based on the closing price of MAA’s common stock on September 28, 2018 of $100.18 per share.  MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of September 30, 2019, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I Preferred Units.  The MAALP Series I Preferred Units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of September 30, 2019, 867,846 units of the MAALP Series I Preferred Units were outstanding.

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

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of September 30, 2019 (in thousands):

Operating Leases
2019	$680
2020	2,744
2021	2,771
2022	2,767
2023	2,761
Thereafter	68,516
Total minimum lease payments	80,239
Net present value adjustments	(47,282)
Operating lease obligations	$32,957

Legal Proceedings

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division.  In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs.  The lawsuit alleges that the Company (but not Post Properties, Inc., or Post Properties) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent.  The plaintiffs are seeking monetary damages and attorneys' fees and costs.  In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment.  Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class.  In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification.  In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. The Company also intends to appeal the District Court’s order granting plaintiff's motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted.  The Company will continue to vigorously defend the action and pursue such appeals.  Management estimates that the Company's maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $54.6 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division.  The lawsuit alleges that Post Properties (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019.  The plaintiffs are seeking monetary damages and attorney's fees and costs.  In September 2018, the District Court certified a class proposed by the plaintiff.  Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class.  In October 2018, the Fifth Circuit Court of Appeals accepted the Company's petition to review the District Court's order granting class certification. In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. The Company also intends to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted.  The Company will continue to vigorously defend the action and pursue such appeals.  Management estimates that the Company's maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $8.4 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

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

As of September 30, 2019 and December 31, 2018, the Company's accrual for loss contingencies relating to unresolved legal matters was $9.0 million and $8.7 million in the aggregate, respectively.  The accrual for loss contingencies is presented in "Accrued expenses and other liabilities" in the accompanying Condensed Consolidated Balance Sheets.

11.Segment Information

As of September 30, 2019, the Company owned and operated 303 multifamily apartment communities in 17 different states from which it derived all significant sources of earnings and operating cash flows.  The Company views each consolidated apartment community as an operating segment. The Company's chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following reflects the two reportable segments for the Company:

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

Revenues and NOI for each reportable segment for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Same Store
Rental revenues	$381,091	$343,470	$1,122,897	$1,020,134
Reimbursable property revenues (1)	—	22,911	—	68,065
Other property revenues	3,222	3,167	9,862	9,298
Total Same Store revenues	384,313	369,548	1,132,759	1,097,497
Non-Same Store and Other
Rental revenues	31,182	26,225	90,895	71,775
Reimbursable property revenues (1)	—	1,003	—	2,733
Other property revenues	137	332	546	1,193
Total Non-Same Store and Other revenues	31,319	27,560	91,441	75,701
Total rental and other property revenues	$415,632	$397,108	$1,224,200	$1,173,198
Net Operating Income:
Same Store NOI	$238,137	$227,861	$708,336	$685,274
Non-Same Store and Other NOI	17,956	14,507	52,806	40,050
Total NOI	256,093	242,368	761,142	725,324
Depreciation and amortization	(124,684)	(124,549)	(371,417)	(368,218)
Property management expenses	(13,899)	(11,303)	(41,195)	(35,579)
General and administrative expenses	(11,485)	(6,380)	(35,236)	(25,723)
Merger and integration expenses	—	(1,878)	—	(8,503)
Interest expense	(44,513)	(44,650)	(136,149)	(129,140)
Gain (loss) on sale of depreciable real estate assets	1,000	(23)	987	(21)
Gain on sale of non-depreciable real estate assets	—	959	9,260	3,870
Other non-operating income	20,060	374	25,770	6,065
Income tax expense	(1,491)	(616)	(2,814)	(1,826)
Income from real estate joint venture	378	402	1,210	1,256
Net income attributable to noncontrolling interests	(2,814)	(1,913)	(7,336)	(5,888)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders	$77,723	$51,869	$201,456	$158,851

(1)

As a result of the adoption of ASC Topic 842 referenced in Note 1, for the three months ended September 30, 2019, Same Store and Non-Same Store reimbursable property revenues of $24.0 million and $1.1 million, respectively, are reflected as rental revenues. For the nine months ended September 30, 2019, Same Store and Non-Same Store reimbursable property revenues of $69.7 million and $3.2 million, respectively, are reflected as rental revenues.

Assets for each reportable segment as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Same Store	$9,729,433	$9,921,270
Non-Same Store and Other	1,345,926	1,233,351
Corporate assets	172,395	169,160
Total assets	$11,247,754	$11,323,781

12.Real Estate Acquisitions and Dispositions

The following table reflects the Company's acquisition activity for the nine months ended September 30, 2019:

Multifamily Acquisition (1)	Market	Units	Date Acquired
Novel Midtown	Phoenix, AZ	345	February 2019

Land Acquisition	Market	Acres	Date Acquired
North Orange Avenue - Outparcel	Orlando, FL	2	April 2019

Commercial Acquisition	Market	Sq Ft	Date Acquired
220 Riverside Retail	Jacksonville, FL	14,941	August 2019

(1)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. The Company holds an 80.0% interest in the joint venture.

The following table reflects the Company's disposition activity for the nine months ended September 30, 2019:

Land Disposition	Market	Acres	Date Sold
Peachtree Road - Outparcel	Atlanta, GA	1	February 2019
Colonial Promenade - Outparcel	Huntsville, AL	4	April 2019

Commercial Disposition	Market	Sq Ft	Date Sold
Poplar Avenue Office	Memphis, TN	42,000	March 2019

13.Subsequent Events

In October 2019, a consolidated real estate entity owned by the Company and a private real estate company acquired a 25 acre land parcel located in the Orlando, Florida market.

In October 2019, the Company closed on the disposition of a 45 acre land parcel located in the Gulf Shores, Alabama market resulting in an expected gain on sale of non-depreciable real estate assets of approximately $3 million that will be recorded in the fourth quarter of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.6% interest as of September 30, 2019. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of September 30, 2019, we owned and operated 303 apartment communities through the Operating Partnership and its subsidiaries, we had an ownership interest in one apartment community through an unconsolidated real estate joint venture, and we had six development communities under construction.  In addition, as of September 30, 2019, we owned four commercial properties, and 31 of our apartment communities included retail components.  Our apartment communities and commercial properties are located across 17 states and the District of Columbia.

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

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;
•	failure of development communities to be completed within budget and on a timely basis, if at all, to lease-up as anticipated or to achieve anticipated results;
•	unexpected capital needs;
•	changes in operating costs, including real estate taxes, utilities and insurance costs;
•	inability to obtain appropriate insurance coverage at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverage;
•	ability to obtain financing at favorable rates, if at all, and refinance existing debt as it matures;

•	level and volatility of interest or capitalization rates or capital market conditions;
•	loss of hedge accounting treatment for interest rate swaps;
•	the continuation of the good credit of our interest rate swap providers;
•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on financing;
•	the effect of any rating agency actions on the cost and availability of new debt financing;
•	the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark by the end of 2021 and the transition to a different benchmark interest rate;
•	significant decline in market value of real estate serving as collateral for mortgage obligations;
•	significant change in the mortgage financing market that would cause single-family housing, either as an owned or rental product, to become a more significant competitive product;
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

•	inability to attract and retain qualified personnel;
•	cyber liability or potential liability for breaches of our privacy or information security systems, or business operations disruptions;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes;
•	legal proceedings relating to various issues, which, among other things, could result in a class action lawsuit;
•	compliance costs associated with laws requiring access for disabled persons or similar regulatory requirements; and
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

Overview of the Three Months Ended September 30, 2019

For the three months ended September 30, 2019, net income available for MAA common shareholders was $77.7 million compared to $51.9 million for the three months ended September 30, 2018.  Results for the three months ended September 30, 2019 included $15.5 million of income related to the fair value adjustment of the embedded derivative related to the MAA Series I preferred stock.  Results for the three months ended September 30, 2018 included $0.4 million of expense related to the adjustment of the embedded derivative. Revenues for the three months ended September 30, 2019 increased 4.7% compared to the three months ended September 30, 2018, primarily driven by a 4.0% increase in our Same Store segment and a 13.6% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2019 increased 3.1% compared to the three months ended September 30, 2018, due to a 3.2% increase in our Same Store segment and a 2.4% increase in our Non-Same Store and Other segment. The drivers of these increases are discussed below in the "Results of Operations" section.

Trends

During the three months ended September 30, 2019, demand for apartments continued to be relatively strong, as it was during the three months ended September 30, 2018.  Average daily physical occupancy for our Same Store segment was 96.1% for the three months ended September 30, 2019, a slight increase from the 96.0% average daily physical occupancy for the three months ended September 30, 2018.  Most importantly, average effective rent per unit for the Same Store portfolio continued to increase, up 3.9% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

A central part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban and downtown/central business district locations, with various monthly rent price points, will perform well in “up” cycles as well as weather “down” cycles better. Through our investment in 38 defined metropolitan statistical areas, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent pricing points.

Overall demand continues to be strong, but the current supply levels remain elevated and do have some impact on rent growth for our portfolio, particularly for apartment communities located in urban submarkets.  While the level of supply varies by market, properties in suburban submarkets typically have been impacted somewhat less by supply, as less new development has occurred in those submarkets.  Multifamily permitting is typically a leading indicator of future supply levels. While multifamily permitting across our markets was down in 2017 as compared to 2016, up in 2018 as compared to 2017 and down through the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, it is still elevated relative to historical norms.  It is difficult to project supply levels based on this data because not all permitted projects are ultimately built and more delays in scheduled construction have occurred with tighter labor markets.  However, given the current supply level and the recent permitting data, we believe it is possible that supply in some of our markets could remain elevated over the next couple of years.

Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that economic conditions continue to support increased job growth, we believe that we may be able to maintain solid occupancy and more effectively increase rents. We also believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multifamily apartment communities. Furthermore, rental competition from single family homes has not historically been a major competitive factor impacting our portfolio. We have seen significant rental competition from single family homes in only a few of our submarkets. For the three months ended September 30, 2019, total move outs attributable to single family home rentals for our combined portfolio represented about 6% of total move outs, down from 7% in the three months ended September 30, 2018. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast, Southwest and Mid-Atlantic regions) will continue to support apartment rental demand in our markets.

Changing interest rates may have a significant impact on our business and results of operations.  As of September 30, 2019, we had approximately $4.5 billion of debt, of which 8% had variable rate interest and 92% had fixed or hedged interest rates. To the extent interest rates rise, our net interest expense on variable rate debt will increase as potentially will our net interest expense on any debt refinancing. The opposite is true should interest rates decrease.  Given the short-term nature of our leases, should interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system.  As noted above, average daily physical occupancy for the three months ended September 30, 2019 was 96.1%.  As we move into the last quarter of the year, we believe that the current level of physical occupancy and continued strong job growth in our markets position us well for the remainder of 2019 and sets us up to achieve improved pricing growth over what was achieved in the same period in 2018.

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

For the three months ended September 30, 2019, we achieved net income available for MAA common shareholders of $77.7 million, a 49.8% increase compared to the three months ended September 30, 2018, and total revenue growth of $18.5 million, representing a 4.7% increase in property revenues compared to the three months ended September 30, 2018.  The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Property Revenues

The following table reflects our property revenues by segment for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30,
	2019	2018	Increase	Percentage Increase
Same Store	$384,313	$369,548	$14,765	4.0%
Non-Same Store and Other	31,319	27,560	3,759	13.6%
Total	$415,632	$397,108	$18,524	4.7%

The increase in property revenues from our Same Store segment as compared to the three months ended September 30, 2018 was the primary driver in total property revenue growth.  The Same Store segment generated a 4.0% increase in revenues for the three months ended September 30, 2019, primarily a result of average effective rent per unit growth of 3.9% compared to the three months ended September 30, 2018.  The increase in property revenues from our Non-Same Store and Other segment for the three months ended September 30, 2019 as compared to three months ended September 30, 2018 was primarily the result of continued lease-up of recent development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses.  The following table reflects our property operating expenses by segment for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30,
	2019	2018	Increase	Percentage Increase
Same Store	$146,176	$141,687	$4,489	3.2%
Non-Same Store and Other	13,363	13,053	310	2.4%
Total	$159,539	$154,740	$4,799	3.1%

The increase in property operating expenses from our Same Store segment for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily driven by increases in real estate tax expense of $2.1 million and building repair and maintenance expense of $1.0 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2019 was $124.7 million, an increase of $0.1 million compared to the three months ended September 30, 2018.

Other Income and Expenses

Property management expenses for the three months ended September 30, 2019 were $13.9 million, an increase of $2.6 million as compared to the three months ended September 30, 2018.  The increase was primarily due to increases in personnel and technology costs.  General and administrative expenses for the three months ended September 30, 2019 were $11.5 million, an increase of $5.1 million as compared to the three months ended September 30, 2018, primarily due to increases in personnel and legal costs.  No merger and integration expenses were incurred during the three months ended September 30, 2019, which represented a decrease of $1.9 million as compared to the three months ended September 30, 2018, primarily due to completion of integration activities related to the merger with Post Properties by the end of 2018.

Interest expense for the three months ended September 30, 2019 was $44.5 million, a decrease of $0.1 million as compared to the three months ended September 30, 2018.

Gain on sale of depreciable and non-depreciable assets for the three months ended September 30, 2019 totaled $1.0 million, a slight increase from the $0.9 million gain from the three months ended September 30, 2018.

Other non-operating income for the three months ended September 30, 2019 was $20.1 million, an increase of approximately $19.7 million as compared to the three months ended September 30, 2018.  The increase was primarily due to the recognition of $15.5 million of income from the fair value adjustment of the embedded derivative related to the MAA Series I preferred stock and $4.3 million of income from an unconsolidated affiliate during the three months ended September 30, 2019, as compared to the recognition of $0.4 million of expense from the adjustment of the embedded derivative and $0.2 million of expense from an unconsolidated affiliate during the three months ended September 30, 2018.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

For the nine months ended September 30, 2019, we achieved net income available for MAA common shareholders of $201.5 million, a 26.8% increase compared to the nine months ended September 30, 2018, and total revenue growth of $51.0 million, representing a 4.3% increase in property revenues compared to the nine months ended September 30, 2018.  The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Property Revenues

The following table reflects our property revenues by segment for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine months ended September 30,
	2019	2018	Increase	Percentage Increase
Same Store	$1,132,759	$1,097,497	$35,262	3.2%
Non-Same Store and Other	91,441	75,701	15,740	20.8%
Total	$1,224,200	$1,173,198	$51,002	4.3%

The increase in property revenues from our Same Store segment as compared to the nine months ended September 30, 2018 was the primary driver in total property revenue growth.  The Same Store segment generated a 3.2% increase in revenues for the nine months ended September 30, 2019, primarily a result of average effective rent per unit growth of 3.4% offset by a slight decrease in occupancy as compared to the nine months ended September 30, 2018.  The increase in property revenues from our Non-Same Store and Other segment for the nine months ended September 30, 2019 as compared to nine months ended September 30, 2018 was primarily the result of continued lease-up of recent development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses.  The following table reflects our property operating expenses by segment for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine months ended September 30,
	2019	2018	Increase	Percentage Increase
Same Store	$424,423	$412,223	$12,200	3.0%
Non-Same Store and Other	38,635	35,651	2,984	8.4%
Total	$463,058	$447,874	$15,184	3.4%

The increase in property operating expenses from our Same Store segment for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily driven by increases in real estate tax expense of $7.3 million and personnel expenses of $3.0 million. The increase in property operating expenses from our Non-Same Store and Other segment for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily the result of increases in real estate tax expense and personnel expenses, driven by the recent completion of apartment communities previously in our development pipeline.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2019 was $371.4 million, an increase of $3.2 million compared to the nine months ended September 30, 2018.  The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities made after September 30, 2018 in the normal course of business through September 30, 2019.

Other Income and Expenses

Property management expenses for the nine months ended September 30, 2019 were $41.2 million, an increase of $5.6 million as compared to the nine months ended September 30, 2018.  The increase was primarily due to increases in personnel and technology costs.  General and administrative expenses for the nine months ended September 30, 2019 were $35.2 million, an increase of $9.5 million as compared to the nine months ended September 30, 2018, primarily due to increases in personnel and legal costs.  No merger and integration expenses were incurred during the nine months ended September 30, 2019, which represented a decrease of $8.5 million as compared to the nine months ended September 30, 2018, primarily due to completion of integration activities related to the merger with Post Properties by the end of 2018.

Interest expense for the nine months ended September 30, 2019 was $136.1 million, an increase of $7.0 million as compared to the nine months ended September 30, 2018.  The increase was primarily driven by an increase of approximately 18 basis points in our effective interest rate during the nine months ended September 30, 2019 compared to the same period in the prior year.  The increase in the effective interest rate was primarily due to the recent maturity of debt assumed in previous acquisitions.  The debt was adjusted to its fair value at closing, and the fair value adjustments were amortized to interest expense over the remaining term of the debt.

Gain on sale of non-depreciable assets for the nine months ended September 30, 2019 was $9.3 million, an increase of $5.4 million as compared to the nine months ended September 30, 2018.  Although annual land disposition volume decreased year-over-year, the gain on sale of non-depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the nine months ended September 30, 2019 was $25.8 million, a $19.7 million increase from the nine months ended September 30, 2018. The increase was primarily due to the recognition of $19.6 million of income from the fair value adjustment of the embedded derivative related to the MAA Series I preferred stock during the nine months ended September 30, 2019, as compared to the recognition of $0.3 million of expense from the adjustment of the embedded derivative during the nine months ended September 30, 2018.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represent net income available for MAA common shareholders (calculated in accordance with the United States generally accepted accounting principles, or GAAP) excluding gains or losses on disposition of operating properties and asset impairment, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests, and adjustments for joint ventures. Because net income attributable to noncontrolling interests is added back, FFO, when used in this Quarterly Report on Form 10-Q, represents FFO attributable to the Company.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the three and nine months ended September 30, 2019 and 2018, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income available for MAA common shareholders	$77,723	$51,869	$201,456	$158,851
Depreciation and amortization of real estate assets	123,171	123,230	366,704	364,541
(Gain) loss on sale of depreciable real estate assets	(1,000)	23	(987)	21
Depreciation and amortization of real estate assets of real estate joint venture	154	154	465	443
Net income attributable to noncontrolling interests	2,814	1,913	7,336	5,888
Funds from operations attributable to the Company	$202,862	$177,189	$574,974	$529,744

FFO for the three months ended September 30, 2019 was $202.9 million, an increase of $25.7 million as compared to the three months ended September 30, 2018, primarily as a result of increases in other non-operating income of $19.7 million and property revenues of $18.5 million in addition to a decrease in merger and integration expenses of $1.9 million. The increases to FFO were offset by the increases in property operating expenses, excluding depreciation and amortization, of $4.8 million, property management expenses of $2.6 million and general and administrative expenses of $5.1 million, in addition to a decrease in gain on sale of non-depreciable assets of $1.0 million.

FFO for the nine months ended September 30, 2019 was $575.0 million, an increase of $45.2 million as compared to the nine months ended September 30, 2018, primarily as a result of increases in other non-operating income of $19.7 million, property revenues of $51.0 million and gain on sale of non-depreciable assets of $5.4 million, in addition to a decrease in merger and integration expenses of $8.5 million.  The increases to FFO were offset by increases in interest expense of $7.0 million, property operating expenses, excluding depreciation and amortization, of $15.2 million, property management expenses of $5.6 million and general and administrative expenses of $9.5 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $621.5 million for the nine months ended September 30, 2019 as compared to $601.1 million for the nine months ended September 30, 2018.  The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Investing Activities

Net cash used in investing activities was $230.7 million for the nine months ended September 30, 2019 as compared to $287.8 million for the nine months ended September 30, 2018.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow)
	during the nine months ended September 30,		Increase (Decrease)
	2019	2018	in Net Cash
Purchases of real estate and other assets	$(22,860)	$(112,656)	$89,796
Capital improvements, development and other	(219,670)	(192,520)	(27,150)

The decrease in cash outflows for purchases of real estate and other assets was primarily driven by the acquisition activity for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  The increase in cash outflows for capital improvements, development and other was driven by increased recurring, redevelopment and revenue enhancing capital spend during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Financing Activities

Net cash used in financing activities was $399.8 million for the nine months ended September 30, 2019 as compared to $322.8 million for the nine months ended September 30, 2018.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		(Decrease) Increase
	2019	2018	in Net Cash
Net change in credit lines	$(540,000)	$(40,000)	$(500,000)
Net change in commercial paper	200,000	—	200,000
Proceeds from notes payable	760,003	397,612	362,391
Principal payments on notes payable	(468,635)	(346,239)	(122,396)
Dividends paid on common shares	(328,239)	(314,834)	(13,405)

The increase in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $540.0 million on our unsecured revolving credit facility during the nine months ended September 30, 2019, as compared to the decrease in net borrowings of $40.0 million on our unsecured revolving credit facility during the nine months ended September 30, 2018.  The increase in cash inflows related to the net change in commercial paper resulted from the initiation of an unsecured commercial paper program during the nine months ended September 30, 2019; there was no commercial paper program in place during the nine months ended September 30, 2018. The increase in cash inflows from proceeds from notes payable primarily resulted from the issuance of $550.0 million of senior unsecured notes and $191.3 million of secured property mortgages during the nine months ended September 30, 2019, as compared to the issuance of $400.0 million of senior unsecured notes during the nine months ended September 30, 2018.  The increase in cash outflows from principal payments on notes payable primarily resulted from the retirement of a $300.0 million unsecured term loan with Wells Fargo, the retirement of a $150.0 million unsecured term loan with U.S. Bank, and the retirement of $13.2 million of secured property mortgages during the nine months ended September 30, 2019, as compared to the retirement of a $50.0 million tranche of senior unsecured private placement notes, the retirement of a $250.0 million unsecured term loan with Wells Fargo, and the retirement of $38.3 million of secured property mortgages during the nine months ended September 30, 2018.  The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $2.8800 per share during the nine months ended September 30, 2019, as compared to the dividend rate of $2.7675 per share during the nine months ended September 30, 2018.

Equity

As of September 30, 2019, MAA owned 114,065,859 OP Units, comprising a 96.6% limited partnership interest in MAALP, while the remaining 4,074,277 outstanding OP Units were held by limited partners of MAALP other than MAA.  Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.  In addition, MAA has registered under the Securities Act the 4,074,277 shares of its common stock that, as of September 30, 2019, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule reflects our variable and fixed rate debt, including the impact of interest rate swaps, outstanding as of September 30, 2019 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$3,492,000	5.9	3.8%
Variable rate	350,000	0.1	2.6%
Debt issuance costs, discounts, and fair market value adjustments	(11,292)
Total unsecured rate maturity	$3,830,708	5.4	3.7%
Secured debt
Conventional - fixed rate	$648,801	17.0	4.6%
Debt issuance costs and fair market value adjustments	(3,395)
Total secured rate maturity	$645,406	17.0	4.6%
Total debt	$4,476,114	7.1	3.8%
Total fixed or hedged debt	$4,126,328	7.6	3.9%

As of September 30, 2019, we had entered into interest rate swaps totaling a notional amount of $300.0 million related to issued debt. To date, we believe the interest rate swaps have proven to be highly effective hedges.

The following schedule presents the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of September 30, 2019 (dollars in thousands):

	Revolving Credit Facility & Comm. Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Other Unsecured	Secured	Total
2019	$200,000	$—	$19,997	$—	$219,997
2020	—	—	—	156,029	156,029
2021	—	—	222,446	121,365	343,811
2022	—	248,805	416,283	—	665,088
2023	—	347,325	12,223	—	359,548
Thereafter	—	2,343,682	19,947	368,012	2,731,641
Total	$200,000	$2,939,812	$690,896	$645,406	$4,476,114

⁽¹⁾	The $200.0 million maturing in 2019 reflects the principal outstanding on MAALP’s unsecured commercial paper program as of September 30, 2019.
⁽²⁾

There are no borrowings outstanding on MAALP’s $1.0 billion unsecured revolving credit facility as of September 30, 2019.  The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of September 30, 2019 (dollars in thousands):

	Fixed Rate Debt	Hedged Debt	Total Fixed Rate Balances	Effective Rate
2019	$19,997	$—	$19,997	3.6%
2020	156,029	299,506	455,535	3.0%
2021	194,025	—	194,025	5.2%
2022	365,582	—	365,582	3.6%
2023	359,548	—	359,548	4.2%
Thereafter	2,731,641	—	2,731,641	4.0%
Total	$3,826,822	$299,506	$4,126,328	3.9%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, we closed on a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo and fifteen other banks, which we refer to as the Credit Facility.  The Credit Facility replaced our previous unsecured revolving credit facility, and it includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid.  The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of September 30, 2019, we had no balance outstanding under the Credit Facility, while $2.8 million of capacity was being used to support outstanding letters of credit.

In May 2019, we established an unsecured commercial paper program, whereby we can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of September 30, 2019, we had $200.0 million outstanding under the commercial paper program with a weighted average interest rate of 2.3% and a weighted average maturity of 11 days. For the three months ended September 30, 2019, our average daily borrowings outstanding under the commercial paper program were $265.9 million. The commercial paper program along with the Credit Facility serve as our primary sources of short-term liquidity.

Senior Unsecured Notes

As of September 30, 2019, we had approximately $3.0 billion (face value) of publicly issued senior unsecured notes outstanding.  In March 2019, we publicly issued $300.0 million of senior unsecured notes due March 2029 with a coupon of 3.950%, paid semi-annually on March 15 and September 15. The proceeds from the senior unsecured notes issued in March 2019 were used to pay down outstanding amounts under our previous unsecured revolving credit facility.  In August 2019, we publicly issued $250.0 million of senior unsecured notes due March 2029 with a coupon of 3.950%, paid semi-annually on March 15 and September 15; these notes were issued as additional notes under the same indenture and supplemental indenture pursuant to which we previously issued the $300.0 million aggregate principal amount of our 3.950% senior unsecured notes due March 2029. The proceeds from the senior unsecured notes issued in August 2019 were used to pay down outstanding amounts under the commercial paper program.

As of September 30, 2019, we had $242.0 million of senior unsecured notes outstanding issued in two private placement offerings.

Unsecured Term Loans

In addition to the Credit Facility and senior unsecured notes, we maintain two unsecured term loans.  We had total borrowings of $450.0 million outstanding under these term loan agreements as of September 30, 2019, comprised of:

•

A $300.0 million term loan with Wells Fargo that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures in March 2022.  As of September 30, 2019, the loan was bearing interest at a rate of one month LIBOR plus 0.95%; and

•

A $150.0 million term loan with KeyBank National Association that bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt.  The loan matures in February 2021.  As of September 30, 2019, the loan was bearing interest at a rate of one month LIBOR plus 0.95%.

In May 2019, we retired a $300.0 million term loan with Wells Fargo due in June 2019.

In August 2019, we retired a $150.0 million term loan with U.S. Bank due in March 2020.

Secured Property Mortgages

We maintain secured property mortgages with Fannie Mae, Freddie Mac and various life insurance companies.  These mortgages are usually fixed rate and can range from five to 30 years in maturity.  As of September 30, 2019, we had $648.8 million of secured property mortgages. In February 2019, we issued $191.3 million in secured property mortgages with a fixed rate of 4.43%. In August 2019, we retired a $13.2 million mortgage associated with Colonial Grand at Canyon Creek. The mortgage was scheduled to mature in October 2019.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had a 35.0% ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C.  We also had a 20.4% ownership interest in a limited partnership as of September 30, 2019. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of September 30, 2019 and December 31, 2018, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019 for discussions of our critical accounting policies.  During the nine months ended September 30, 2019, there were no material changes to these policies.  For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of September 30, 2019, 22.6% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes.  As of September 30, 2019, approximately 92.2% of our outstanding debt was subject to fixed rates after considering related derivative instruments.  We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.  There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

Item 4.Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA's management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of September 30, 2019.  Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership's disclosure controls and procedures as of September 30, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

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

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that we (but not Post Properties) charged late fees at our Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent.  The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiffs.  Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court’s order granting class certification.  In September 2019, the Fifth Circuit Court of Appeals heard our oral arguments.  We intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties' primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties, Inc. (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiff. Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court's order granting class certification.  In September 2019, the Fifth Circuit Court of Appeals heard our oral arguments.  We intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA's common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2019 - July 31, 2019	—	$—	—	4,000,000
August 1, 2019 - August 31, 2019	—	$—	—	4,000,000
September 1, 2019 - September 30, 2019	—	$—	—	4,000,000
Total	—		—	4,000,000

(1)	This column reflects the number of shares of MAA's common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA's Board of Directors in December 2015.
Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc., Post GP Holdings, Inc., and Post Apartment Homes, L.P., dated as of August 15, 2016 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference)

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference)

3.2

Fourth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of March 13, 2018 (filed as Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 and incorporated herein by reference)

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference)

3.4

Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

3.5

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference)

4.1

Indenture, dated as of May 9, 2017, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2017 and incorporated herein by reference)

4.2

Third Supplemental Indenture, dated as of March 7, 2019, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2019 and incorporated herein by reference)

31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files submitted pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (Inline XBRL)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 31, 2019	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 31, 2019		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)