Form 10-K
period 2019-12-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2020-02-20
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 78,109,854 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $9.2 billion based on the closing price of $117.76 as reported on the New York Stock Exchange on June 28, 2019.  This calculation excludes shares of common stock held by the registrant's officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant's outstanding shares, as such persons may be deemed to be affiliates.  This determination of affiliate status should not be deemed conclusive for any other purpose.  As of February 17, 2020 there were 114,271,414 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P.  As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 19, 2020 are incorporated by reference into Part III of this report.  We expect to file our proxy statement within 120 days after December 31, 2019.

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2019 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 96.6% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P.  Unless the context otherwise requires, all references in this report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders”.

As of December 31, 2019, MAA owned 114,246,393 OP Units (96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT.  Management operates MAA and the Operating Partnership as one business. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an umbrella partnership REIT, or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time to time); therefore, MAA's primary function is acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

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
•

certain accompanying notes to the consolidated financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; Note 8 - Shareholders' Equity of MAA and Note 9 - Partners' Capital of MAALP; and Note 15 - Selected Quarterly Financial Information of MAA (Unaudited) and Note 16 - Selected Quarterly Financial Information of MAALP (Unaudited);

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

•	inability to attract and retain qualified personnel;
•	cyber liability or potential liability for breaches of our or our service providers’ information technology systems, or business operations disruptions;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes;
•	legal proceedings relating to various issues, which, among other things, could result in a class action lawsuit;
•	compliance costs associated with laws requiring access for disabled persons or similar regulatory requirements; and
•

other risks identified in this Annual Report on Form 10-K including under the caption “Item 1A. Risk Factors” and, from time to time, in other reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business.  Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Annual Report on Form 10-K to reflect events, circumstances or changes in expectations after the date on which this Annual Report on Form 10-K is filed.

Item 1. Business.

Overview

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2019, we maintained full or partial ownership of apartment communities and commercial properties across 16 states and the District of Columbia, summarized as follows:

Multifamily	Communities	Units
Consolidated	299	99,762
Unconsolidated	1	269
Total	300	100,031

Commercial	Properties	Sq. Ft. (1)
Consolidated	4	260,000

(1)Excludes commercial space located at our multifamily apartment communities, which totals approximately 630,000 square feet of gross leasable space.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 114,246,393 OP Units, comprising a 96.6% partnership interest in the Operating Partnership as of December 31, 2019.  MAA and MAALP were formed in Tennessee in 1993.  As of December 31, 2019, we had 2,476 full-time employees and 37 part-time employees.

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
•

improving the “curb appeal” of the apartment communities through extensive landscaping and exterior improvements, and repositioning apartment communities from time to time to enhance or maintain market positions;

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

Investment in technology continues to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week and complete online leasing applications, contracts and renewals via the use of our web-based resident Internet portal. Interacting with our residents through such technology has allowed us to improve resident satisfaction ratings and increase the efficiency of our operating teams.

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

We acquired the following properties during the year ended December 31, 2019:

Multifamily Acquisitions	Market	Units	Date Acquired
The Greene	Greenville, SC	271	November 2019
Jefferson Sand Lake (1)	Orlando, FL	264	October 2019
Novel Midtown (2)	Phoenix, AZ	345	February 2019

Commercial Acquisition	Market	Sq Ft	Date Acquired
220 Riverside Retail (3)	Jacksonville, FL	14,941	August 2019

Land Acquisitions	Market	Acres	Date Acquired
North Orange Avenue – Outparcel	Orlando, FL	2	April 2019
(1)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 95% of the joint venture that owns this property.
(2)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 80% of the joint venture that owns this property.

(3)We acquired the ground floor retail portion of one of our existing multifamily apartment communities.

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional capital.  In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual properties, considering the sales price and other key terms of each proposal.  We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution.  During the year ended December 31, 2019, we disposed of five multifamily communities totaling 1,368 units, our former corporate office and four land parcels totaling approximately 83 acres.

Development

As another part of our growth strategy, we invest in a limited number of development projects.  Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties.  Typically, fixed price construction contracts are signed with unrelated parties to minimize construction risk.  We typically manage the leasing portion of the project as units become available for lease.  We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. While we seek opportunistic new development investments offering attractive long-term investment returns, we intend to maintain a total development commitment that we consider modest in relation to our total balance sheet and investment portfolio. During the year ended December 31, 2019, we incurred $112.9 million in development costs and completed 2 development projects.

The following multifamily projects were under development as of December 31, 2019 (dollars in thousands):

Project	Market	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
Copper Ridge II	Fort Worth, TX	168	35	$18,533	$30,000	$179	2nd Quarter 2020
MAA Frisco Bridges II	Dallas, TX	348	—	40,930	69,000	198	3rd Quarter 2020
Novel Midtown (1)	Phoenix, AZ	345	—	30,116	82,000	238	2nd Quarter 2021
Westglenn	Denver, CO	306	—	16,926	84,500	276	4th Quarter 2021
336 N Orange	Orlando, FL	369	—	11,574	99,000	268	4th Quarter 2021
Long Point	Houston, TX	308	—	10,468	57,000	185	1st Quarter 2022
Jefferson Sand Lake (2)	Orlando, FL	264	—	15,400	68,000	258	4th Quarter 2021
		2,108	35	$143,947	$489,500
(1)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 80% of the joint venture that owns this property.
(2)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 95% of the joint venture that owns this property.

Redevelopment

We focus on both interior unit upgrades and exterior amenities above and beyond routine capital upkeep on existing apartment communities across our portfolio that we believe have the ability to support additional rent growth. During the year ended

December 31, 2019, we renovated 8,329 units at an average cost of $5,876 per unit, achieving average rental rate increases of 9.8% above the normal market rate for similar but non-renovated units.

Capital Structure

We use a combination of debt and equity sources to fund our business objectives. We maintain a capital structure, focused on maintaining access, flexibility and low costs, that we believe allows us to proactively support normal business operations and source potential investment opportunities in the marketplace.  We structure our debt maturities to avoid disproportionate exposure in any given year.  Our primary debt financing strategy is to access the unsecured debt markets to provide our debt capital needs, but we also maintain a limited amount of secured debt and maintain our access to both the secured and unsecured debt markets for maximum flexibility.  We also believe that we have significant access to the equity capital markets.

As of December 31, 2019, 22.2% of our total market capitalization consisted of debt borrowings, including 19.1% under unsecured borrowings and 3.1% under secured borrowings. We currently intend to target our total debt, net of cash held, to a range of approximately 30% to 36% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our total debt to 60% or less of our adjusted total assets (as defined in the covenants for the bonds issued by MAALP).  As of December 31, 2019, our total debt was approximately 31.4% of our adjusted total assets.  We continuously review opportunities for lowering our cost of capital. We plan to continue using unsecured debt in order to take advantage of the lower cost of capital and flexibility provided by these markets. We will evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We focus on improving the net present value of our investments by generating cash flow from our portfolio of assets above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value over the life of the investments.

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

We believe, however, that we are generally well-positioned to compete effectively for residents and investments.  We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;
•	scalable operating and support systems, which include automated systems to meet the changing technological needs of our residents;
•	access to a wide variety of debt and equity capital sources;
•	geographic diversification with a presence in 36 defined markets across the Southeast, Southwest and Mid-Atlantic regions of the United States; and
•	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we plan to continue to optimize lease expiration management, improve expense control, increase resident retention efforts and align employee incentive plans with our performance. We also plan to continue to make capital improvements to both our apartment communities and individual units on a regular basis in order to maintain a competitive position in each individual market. We believe this plan of operation, coupled with the portfolio’s strengths in targeting residents across a geographically diverse platform, should position us for continued operational growth.

Environmental Matters

As a part of our standard apartment community acquisition and development processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks.  See “Risk Factors - Risks Relating to Our Real Estate Investments and Our Operations - Environmental problems are possible and can be costly.”

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

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. In 2019, MAA paid total distributions of $3.84 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement and was in excess of REIT taxable income.

Website Access to Our Reports

MAA and the Operating Partnership file combined periodic reports with the SEC.  Our Annual Reports on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available on our website at https://www.maac.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.  All of the aforementioned materials may also be obtained free of charge by contacting our Investor Relations Department, 6815 Poplar Avenue, Suite 500, Germantown, Tennessee 38138.

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

Failure to generate sufficient cash flow could limit our ability to make payments on our debt and to make distributions.

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

•	conversion of condominiums and single family houses to rental use or the increase in the number of condominiums and single family homes available for sale;
•	weakness in the overall economy, which lowers job growth and the associated demand for apartment housing;
•	increases in operating costs (including real estate taxes, utilities and insurance premiums) due to inflation and other factors, which may not be offset by increased rental rates;
•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;
•	failure of development communities to be completed within budget and on a timely basis, if at all, or to lease-up as anticipated;
•	changes in governmental regulations and the related costs of compliance;
•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;
•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;
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

As of December 31, 2019, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the United States; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2019, approximately 39.9% of our portfolio is located in our top five markets:  Atlanta, Georgia; Dallas, Texas; Austin, Texas; Charlotte, North Carolina; and Orlando, Florida.  In addition, our overall operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular, our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

Failure to succeed in new markets may have adverse consequences on our performance.

We may make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in our existing markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, to identify appropriate acquisition opportunities, to hire and retain key personnel and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with which we do business on our information technology systems. We also collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing and property management activities, and we collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third party service providers that may collect and hold personally identifiable information of our residents, prospective residents and employees in connection with providing business services to us, including web hosting, property management, leasing, accounting and payroll services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third party service providers to take steps, to protect the security of the information maintained in our and our service providers' information technology systems, including the use of systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information. However, we face risks associated with breaches or security failures of the information technology systems on which we rely, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the internet, malware, computer viruses or employee error or misconduct. This risk of a data breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions.

The security measures put in place by us and our service providers cannot provide absolute security and there can be no assurance that we or our service providers will not suffer a data security incident in the future, that unauthorized parties will not gain access to sensitive information stored on our or our service providers' systems, that such access will not, whether temporarily or permanently, impact, interfere with or interrupt our operations, or that any such incident will be discovered in a timely manner. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable as the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected.  In addition, third-party information technology providers may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss or disclosure or to address a known vulnerability, which may subject us to known threats or downtime as a result of those delays. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Further, we may be required to expend significant additional resources to continue to enhance information security measures and internal processes and procedures or to investigate and remediate any information security vulnerabilities.

A data security incident could compromise our or our service providers' information technology systems, and the information stored by us or our service providers, including personally identifiable information of residents, prospective residents and employees, could be accessed, misused, publicly disclosed, corrupted, lost or stolen. Any failure to prevent a data breach or a security failure of our or our service providers' information technology systems could interrupt our operations, result in downtime, divert our planned efforts and resources from other projects, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain residents, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition or results of operations. Similarly, if our service providers fail to use adequate security or data protection processes, or use personal data in an unpermitted or improper manner, we may be liable for certain losses and it may damage our reputation.

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

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to properly remediate, hazardous, toxic substances or petroleum product releases may adversely affect the owner's or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real property for personal injury associated with asbestos-

containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real property, we may be considered an owner or operator of such apartment communities or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

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

We have apartment communities located in areas that may be subject to extreme weather and natural disasters, including, but not limited to, earthquakes, winds, floods, hurricanes and fires, the likelihood or frequency of which events could increase in part based on the potential impact of climate change.  Such conditions may damage our properties, disrupt our operations and adversely impact our tenants.  There can be no assurances that such conditions will not have a material adverse effect on our properties, operations or business.

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

As a result of our substantial real estate holdings, the cost of real estate taxes, utilities and insuring our apartment communities is a significant component of expense. Real estate taxes, utilities and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. For example, the potential impact of climate change and the increased risk of extreme weather events and natural disasters could cause a significant increase in our insurance premiums and adversely affect the availability of coverage. If the costs associated with real estate taxes, utilities and insurance premiums should rise, without being offset by a corresponding increase in revenues, our results of operations could be negatively impacted, and our ability to make payments on our debt and to make distributions could be adversely affected.

Compliance or failure to comply with laws and regulations, including those requiring access to our properties by disabled persons, could have an adverse effect on our operations.

We must own, operate, manage, acquire, develop and redevelop our properties in compliance with numerous federal, state and local laws and regulations.  For example, the Americans with Disabilities Act of 1990, the Fair Housing Act of 1988 and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing apartment communities. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features that increase our construction costs. We cannot ascertain the costs of compliance with these laws, which may be substantial.

We do not know whether the legal requirements we are subject to will change or whether new requirements will be imposed.  Changes in laws and regulations could require us to make significant unanticipated expenditures, impose limitations on our ability to raise rents or charge certain fees or otherwise adversely impact our operations.  For example, we generally have seen growing activism from tenant advocacy groups, which often urge state and local governments to consider enacting rent control or rent stabilization laws and regulations as well as tenants’ rights laws and regulations.  Any such future enactments in the markets in which we operate could have a significant adverse impact on our results of operations and the value of our properties.

Development and construction risks could impact our profitability.

As of December 31, 2019, we had seven development communities under construction totaling 2,108 units. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties.  Our development and construction activities are subject to the following risks:

•

we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;

•

we may be unable to obtain financing for development activities under favorable terms, which could cause a delay in construction resulting in increased costs, decreases in revenue and potentially cause us to abandon the opportunity;

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
•

we may be unable to complete construction and lease-up of an apartment community on schedule, or incur development or construction costs that exceed our original estimates and we may be unable to charge rents that would compensate for any increase in such costs;

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

•	our failure to successfully enter into a joint venture agreement may prohibit an otherwise advantageous investment if we cannot raise the money through other means; and
•

adoption of laws and regulations designed to address climate change and its effects, including, for example, “green” building codes, could increase our costs of development and cause delays in the construction of our development communities.

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

Legal proceedings that we become involved in from time to time could adversely affect our business.

As an owner, operator and developer of multifamily apartment communities, we may become involved in various legal proceedings, including, but not limited to, proceedings related to commercial, development, employment, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit.  For example, as described in more detail in “Legal Proceedings” and Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are currently a defendant in two class action lawsuits relating to tenant late fee policies at our Texas apartment communities.

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

As of December 31, 2019, the amount of our total debt was approximately $4.5 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Interest rates could increase, which could result in higher interest expense on our variable-rate debt or increase interest rates when refinancing maturing fixed-rate debt, which could have a material adverse effect on us and our ability to make payments on our debt and to make distributions or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of shares of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock. Any increase in the federal funds rate due to key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

The uncertainty regarding the potential phase-out of LIBOR could adversely impact our results of operations and cash flows.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally.  LIBOR is the interest rate benchmark used as a reference rate on our variable rate debt, including our unsecured revolving credit facility.  LIBOR is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, how this will impact our cost of variable rate debt. The consequences of these developments with respect to LIBOR cannot be entirely predicted and will span multiple future periods but could result in an increase in the cost of our variable rate debt, which could adversely impact our results of operations and cash flows.

We may incur additional debt in the future, which may adversely impact our financial condition.

We currently fund the acquisition and development of apartment communities partially through borrowings (including our commercial paper program and revolving credit facility) as well as from other sources such as sales of apartment communities which no longer meet our investment criteria. In addition, we may fund other of our capital requirements through additional debt. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur, and we may incur more debt in the future. Accordingly, subject to limitations on indebtedness set forth in various loan agreements and the indentures governing our senior notes, we could become more highly leveraged, resulting in an increase in debt service and an increased risk of default on our obligations, which could have a material adverse effect on our financial condition, our ability to access debt and equity capital markets in the future and our ability to make payments on our debt and to make distributions.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

As of December 31, 2019, we had outstanding borrowings of approximately $4.5 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. Our ability to comply with these financial covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

Failure to hedge effectively against interest rates may adversely affect our results of operations.

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

We have a significant amount of debt outstanding.  We are currently assigned corporate credit ratings from each of the three ratings agencies based on their evaluation of our creditworthiness.  These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flows and earnings.  If our credit ratings are downgraded or other negative action is taken, we could be required to pay additional interest and fees on our outstanding borrowings.  In addition, a downgrade may adversely impact our ability to borrow secured and unsecured debt and otherwise limit our access to capital, which could adversely affect our business, financial condition and results of operations.

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

We and other companies in the real estate industry have experienced limited availability of financing from time to time. Dislocations and liquidity disruptions in capital and credit markets could impact liquidity in the debt markets, which could result in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing.  Likewise, disruptions could impede the ability of our counterparties to perform on their contractual obligations.  Should the capital and credit markets experience volatility and the availability of funds again becomes limited, or be available only on unattractive terms, we will incur increased costs associated with issuing debt instruments.  In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would adversely impact our ability to refinance maturing debt and/or react to changing economic and business conditions.  Uncertainty in the credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.  Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our securities to fluctuate significantly and/or to decline. If we issue additional equity securities to obtain additional financing, the interest of our existing shareholders could be diluted.

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

MAA's charter limits ownership of its capital stock by any single shareholder to 9.9% of the value of all outstanding shares of its capital stock, both common and preferred, unless approved by its Board of Directors. The charter also prohibits anyone from buying shares if the purchase would result in it losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of its shares or in five or fewer persons, applying certain broad attribution rules of the Code, owning 50% or more of its shares. If an investor acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, MAA:

•	will consider the transfer to be null and void;
•	will not reflect the transaction on its books;
•	may institute legal action to enjoin the transaction;
•	will not pay dividends or other distributions with respect to those shares;
•	will not recognize any voting rights for those shares;
•	will consider the shares held in trust for its benefit; and
•	will either direct the holder to sell the shares and turn over any profit to MAA, or MAA will redeem the shares. If MAA redeems the shares, the holder will be paid a price equal to the lesser of:
o	the principal price paid for the shares by the holder,
o	a price per share equal to the market price (as determined in the manner set forth in its charter) of the applicable capital stock,
o	the market price (as so determined) on the date such holder would, but for the restrictions on transfers set forth in its charter, be deemed to have acquired ownership of the shares, and
o

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

The redemption price may be paid, at MAA's option, by delivering one common unit (subject to adjustment from time to time in the event of, among other things, stock splits, stock dividends or recapitalizations affecting its common stock or certain mergers, consolidations or asset transfers by MAA) issued by the Operating Partnership for each excess share being redeemed.

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

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2019, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

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

The stock markets, including the NYSE, on which MAA lists its common stock, have, at times, experienced significant price and volume fluctuations. As a result, the market price of MAA's common stock could be similarly volatile, and investors in MAA's common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of MAA's publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;
•	actual or anticipated differences in our quarterly and annual operating results;
•	changes in our revenues or earnings estimates or recommendations by securities analysts;
•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;
•	inability to access the capital markets;
•	strategic decisions by us or our competitors, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the issuance of additional shares of MAA's common stock, or the perception that such sales may occur, including under MAA's at-the-market share offering program, or ATM program;
•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;
•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);
•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for MAA's common stock;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	speculation in the press or investment community;
•	actions by institutional shareholders or hedge funds;
•	changes in accounting principles;
•	terrorist acts; and
•	general market conditions, including factors unrelated to our performance.

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

MAA, as the Operating Partnership's sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership's affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the unitholders of the Operating Partnership. Also, MAA owns approximately 96.6% of the OP Units and as such, will have substantial influence on the outcome of substantially all matters submitted to the Operating Partnership's unitholders for approval.

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

MAA believes that it is organized and qualified as a REIT, and MAA intends to operate in a manner that will allow it to continue to qualify as a REIT. MAA cannot assure, however, that it is qualified or will remain qualified as a REIT. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within MAA’s control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of qualification as a REIT.  Even if MAA qualifies as a REIT, MAA will be subject to various federal, state and local taxes, including property taxes and income taxes on taxable income that MAA does not timely distribute to its shareholders. In addition, MAA may hold certain assets and engage in certain activities that a REIT could not engage in directly through its taxable REIT subsidiaries, or TRS, and those TRS will be subject to federal income tax at regular corporate rates on their taxable income without the benefit of the dividends paid deduction applicable to REITs.

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

In the past, we have acquired companies that operated in a manner intended to allow them to qualify as  REITs for U.S. federal income tax purposes. If any such REIT previously acquired by MAA, referred to as a Merged REIT, is determined to have lost its REIT status at any time prior to its merger with MAA, MAA would be subject to serious adverse tax consequences, including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Southeast, Southwest and Mid-Atlantic regions of the United States with the potential for above average growth and return on investment.  Approximately 69% of our apartment units are located in the Florida, Georgia, North Carolina, and Texas markets.  Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by upscale amenities, extensive landscaping and attention to aesthetic detail.

The following table summarizes our apartment community portfolio and occupancy levels by location, as of December 31, 2019:

	Number of Communities	Number of Units (1)	Average Unit Size (Sq. Ft.)	Average Occupancy (2)
Atlanta, GA	28	10,664	1,041	95.6%
Dallas, TX	29	9,404	884	95.8%
Austin, TX	21	6,475	936	95.9%
Charlotte, NC	21	6,149	965	96.2%
Orlando, FL	13	5,274	1,024	96.7%
Tampa, FL	14	5,220	1,016	96.5%
Houston, TX	15	4,867	881	96.1%
Raleigh / Durham, NC	14	4,397	1,017	98.7%
Fort Worth, TX	11	4,249	903	95.8%
Washington, DC	10	4,080	926	96.5%
Nashville, TN	11	4,055	1,008	95.7%
Jacksonville, FL	10	3,496	964	96.2%
Charleston, SC	10	2,726	957	95.9%
Phoenix, AZ	8	2,623	971	98.7%
Savannah, GA	9	2,219	1,021	95.4%
Greenville, SC	9	2,084	923	95.7%
Richmond, VA	7	2,004	884	96.6%
Memphis, TN	4	1,811	974	95.7%
San Antonio, TX	4	1,504	910	96.3%
Birmingham, AL	5	1,462	1,055	95.9%
Jackson, MS	4	1,241	970	97.6%
Huntsville, AL	3	1,228	1,090	97.6%
Chattanooga, TN	4	943	906	96.2%
Lexington, KY	4	924	914	96.1%
Norfolk / Hampton / Virginia Beach, VA	3	788	925	96.7%
Las Vegas, NV	2	721	954	96.8%
Tallahassee, FL	2	604	1,111	96.5%
Kansas City, MO / KS	2	603	966	95.7%
Columbia, SC	2	576	1,029	95.8%
South Florida, FL	1	480	1,189	95.4%
Gainesville, FL	2	468	1,138	96.6%
Louisville, KY	1	384	846	94.9%
Gulf Shores, AL	1	324	993	96.1%
Panama City, FL	1	254	1,118	98.7%
Charlottesville, VA	1	251	944	96.2%
Same Store	286	94,552	968	95.9%
Raleigh, NC	1	953	875	96.7%
Denver, CO	2	812	869	90.4%
Atlanta, GA	2	770	859	90.2%
Austin, TX	1	642	810	94.6%
Kansas City, MO	2	507	1,008	95.9%
Charleston, SC	1	442	939	91.9%
Dallas, TX	1	397	957	95.3%
Nashville, TN	1	320	780	96.9%
Greenville, SC	1	271	938	82.3%
Gulf Shores, AL	1	96	2,146	96.2%
Non-Same Store and Other (3)	13	5,210	909	93.1%
Total	299	99,762
(1)	Number of Units excludes development units not yet delivered.
(2)	Average Occupancy is calculated by dividing the average daily number of units occupied in 2019 by the average daily total number of units available in 2019 at each apartment community.
(3)	Non-Same Store and Other total excludes 269 units in a joint venture property in Washington, D.C.

Thirty-two of our multifamily apartment communities reflected in the above table also include commercial components totaling approximately 630,000 square feet of gross leasable space. We also owned four commercial properties totaling approximately 260,000 square feet of combined gross leasable space as of December 31, 2019.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our Same Store and Non-Same Store and Other portfolios.

Mortgage Financing

As of December 31, 2019, we had $629.8 million of indebtedness collateralized, secured and outstanding as set forth in Schedule III, Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that we (but not Post Properties (see the description of the Brown class action lawsuit below)) charged late fees at our Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent.  The plaintiffs are seeking monetary damages and attorneys' fees and costs. In September 2018, the District Court certified a class proposed by the plaintiffs.  Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court’s order granting class certification.  In September 2019, the Fifth Circuit Court of Appeals heard our oral arguments. We intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Mid-America Apartment Communities, Inc.

Market Information

MAA's common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. On February 17, 2020, there were approximately 2,500 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock.

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP Units can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount.  During the years ended December 31, 2019, 2018 and 2017, we had issuances with no discounts through our DRSPP of 16,219 shares, 9,721 shares and 9,568 shares, respectively.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership's OP Units. From time to time, we issue shares of MAA's common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. As of December 31, 2019, there were 118,313,567 OP Units outstanding in the Operating Partnership, of which 114,246,393 OP Units, or 96.6%, were owned by MAA and 4,067,174 OP Units, or 3.4%, were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of MAA's common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2019, MAA issued a total of 44,127 shares of common stock upon redemption of OP Units.

At-the-Market Share Offering Program

We have entered into separate distribution agreements with each of J.P. Morgan Securities LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to establish an ATM program allowing MAA to sell shares of its common stock from time to time into the existing market at current market prices or through negotiated transactions. Under the ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. The ATM program currently has a maturity of September 28, 2021. MAA has no obligation to issue shares through the ATM program.  During the year ended December 31, 2019, MAA sold 146,301 shares of common stock for net and gross proceeds of $19.6 million and $19.9 million, respectively, through its ATM program, all of which shares were sold during the three months ended December 31, 2019.  During the years ended December 31, 2018 and 2017, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2019, there were 3.9 million shares remaining under the ATM program.

Stock Repurchase Plan

In December 2015, MAA's Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA's common stock outstanding at the time of such authorization. From time to time, we may repurchase shares under this authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2019, no shares have been repurchased under the authorization.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA's common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2019 - October 31, 2019	—	$—	—	4,000,000
November 1, 2019 - November 30, 2019	—	$—	—	4,000,000
December 1, 2019 - December 31, 2019	—	$—	—	4,000,000
Total	—		—	4,000,000

(1)	This column reflects the number of shares of MAA's common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA's Board of Directors in December 2015.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2014 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index.  The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019
Mid-America Apartment Communities, Inc.	$100.00	$126.46	$141.12	$149.97	$148.40	$211.48
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
FTSE NAREIT Equity REIT Index	100.00	103.20	111.99	117.84	112.39	141.61

Item 6. Selected Financial Data.

The following tables set forth selected financial data on a historical basis for MAA and the Operating Partnership. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.

Selected Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Rental and other property revenues	$1,641,017	$1,571,346	$1,528,987	$1,125,348	$1,042,779

Net income	366,618	231,022	340,536	224,402	350,745
Net income attributable to noncontrolling interests	12,807	8,123	12,157	12,180	18,458
Dividends to MAA Series I preferred shareholders	3,688	3,688	3,688	307	—
Net income available for MAA common shareholders	$350,123	$219,211	$324,691	$211,915	$332,287
Per Common Share Data:
Weighted average shares outstanding:
Basic	113,854	113,638	113,407	78,502	75,176
Effect of dilutive securities (1)	259	198	280	298	—
Diluted	114,113	113,836	113,687	78,800	75,176
Per share:
Earnings per common share - basic	$3.07	$1.93	$2.86	$2.69	$4.41
Earnings per common share - diluted	3.07	1.93	2.86	2.69	4.41

Dividends declared per common share (2)	$3.8800	$3.7275	$3.5325	$3.3300	$3.1300
Balance Sheet Data:
Real estate owned, at cost	$13,942,381	$13,700,988	$13,336,995	$13,016,663	$8,217,579
Real estate assets, net	10,987,128	11,151,701	11,261,924	11,341,862	6,718,366
Total assets	11,230,450	11,323,781	11,491,919	11,604,491	6,847,781
Total debt	4,454,598	4,528,328	4,502,057	4,499,712	3,427,568
Noncontrolling interest	220,894	222,349	233,982	238,282	165,726
Total MAA shareholders' equity and redeemable stock	6,082,696	6,159,254	6,350,320	6,413,892	3,000,347
Other Data (at end of period):
Funds from operations (3)
Net income available for MAA common shareholders	$350,123	$219,211	$324,691	$211,915	$332,287
Depreciation and amortization of real estate assets	490,632	484,722	489,503	319,528	291,572
(Gain) loss on sale of depreciable real estate assets	(80,988)	39	(127,386)	(80,397)	(189,958)
Loss on disposition within unconsolidated entities	—	—	—	98	(12)
Depreciation and amortization of real estate assets of real estate joint venture	618	595	596	61	25
Net income attributable to noncontrolling interests	12,807	8,123	12,157	12,180	18,458
Funds from operations attributable to the Company	$773,192	$712,690	$699,561	$463,385	$452,372

Market capitalization (shares and units) (4)	$15,600,827	$11,288,348	$11,849,463	$11,528,965	$7,225,894
Ratio of total debt to total capitalization (5)	22.2%	28.6%	27.5%	28.1%	32.2%
Number of multifamily apartment communities, including joint venture ownership interest	300	304	302	303	254
Number of multifamily units, including joint venture ownership interest	100,031	100,864	99,792	99,393	79,496
(1)	See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)

Beginning in 2006, at their regularly scheduled meetings, our Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year.

(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a definition of this non-GAAP financial measure.
(4)	Market capitalization includes all shares of common stock, regardless of classification on the balance sheet, as well as OP Units (value based on common stock equivalency).
(5)	Total capitalization is market capitalization plus total debt.

Mid-America Apartments, L.P.

Selected Financial Data

(In thousands, except per unit data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Rental and other property revenues	$1,641,017	$1,571,346	$1,528,987	$1,125,348	$1,042,779

Net income	366,618	231,022	340,536	224,402	350,745
Net income attributable to noncontrolling interests	136	—	—	—	—
Distributions to preferred unitholders	3,688	3,688	3,688	307	—
Net income available for MAALP common unitholders	$362,794	$227,334	$336,848	$224,095	$350,745
Per Common Unit Data:
Weighted average units outstanding:
Basic	117,944	117,777	117,617	82,661	79,361
Effect of dilutive securities (1)	259	198	280	298	—
Diluted	118,203	117,975	117,897	82,959	79,361
Per unit:
Earnings per common unit - basic	$3.07	$1.93	$2.86	$2.70	$4.41
Earnings per common unit - diluted	3.07	1.93	2.86	2.70	4.41

Distributions declared per common unit (2)	$3.8800	$3.7275	$3.5325	$3.3300	$3.1300
Balance Sheet Data:
Real estate owned, at cost	$13,942,381	$13,700,988	$13,336,995	$13,016,663	$8,217,579
Real estate assets, net	10,987,128	11,151,701	11,261,924	11,341,862	6,718,366
Total assets	11,230,450	11,323,781	11,491,919	11,604,491	6,847,781
Total debt	4,454,598	4,528,328	4,502,057	4,499,712	3,427,568
Total Operating Partnership capital and redeemable units	6,297,324	6,379,278	6,581,977	6,649,849	3,166,054
Other Data (at end of period):
Number of multifamily apartment communities, including joint venture ownership interest	300	304	302	303	254
Number of multifamily units, including joint venture ownership interest	100,031	100,864	99,792	99,393	79,496
(1)	See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)

Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring distributions for payment in the following quarter. This can result in distributions declared during a calendar year being different from distributions paid during a calendar year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.6% interest as of December 31, 2019. MAA conducts all of its business through the Operating Partnership and its various subsidiaries.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2019, we owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had seven development communities under construction. In addition, as of December 31, 2019, we owned four commercial properties, and 32 of our apartment communities included retail components. Our apartment communities and commercial properties are located across 16 states and the District of Columbia.

We report in two segments, Same Store and Non-Same Store and Other.  Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities undergoing extensive renovations, communities identified for disposition and communities that have incurred a significant casualty loss. Also included in our Non-Same Store and Other segment are non-multifamily activities.  Additional information regarding the composition of our segments is included in Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2019, net income available for MAA common shareholders was $350.1 million as compared to $219.2 million for the year ended December 31, 2018.  Results for the year ended December 31, 2019 included $17.9 million of income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $93.0 million of gains related to the sale of real estate assets.  Results for the year ended December 31, 2018 included $2.6 million of expense related to the adjustment of the embedded derivative and $4.5 million of gains related to the sale of real estate assets.  Revenues for the year ended December 31, 2019 increased 4.4% as compared to the year ended December 31, 2018, driven by a 3.4% increase in our Same Store segment and an 18.5% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2019 increased by 3.1% as compared to the year ended December 31, 2018, driven by a 2.9% increase in our Same Store segment and a 5.5% increase in our Non-Same Store and Other segment. The drivers of these increases are discussed below in the “Results of Operations” section.

Over the past three years, our growth has partially been driven by our acquisition and development strategy to invest in growing markets in the Southeast, Southwest and Mid-Atlantic regions of the United States. We acquired one apartment community in 2019, one in 2018, and two in 2017.  Five apartment communities were disposed in 2019 and five apartment communities were disposed in 2017. No apartment communities were disposed in 2018.  Two multifamily development projects were completed in 2019, three in 2018 and seven in 2017.

Trends

During the year ended December 31, 2019, we were favorably impacted by rent pricing growth throughout the year.  Average effective rent per unit for the Same Store portfolio continued to increase, up 3.6% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.  Average daily physical occupancy for our Same Store portfolio was 95.9% for the year ended December 31, 2019 as compared with the average daily physical occupancy of 96.1% achieved during the year ended December 31, 2018.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban and downtown/central business district locations, with various monthly rent price points, will perform well in “up” cycles as well as weather “down” cycles better. Through our investment in 36 defined markets, we are diversified across markets, urban and suburban submarkets and a variety of product types and monthly rent pricing points.

Though overall demand continues to be strong, the current elevated supply levels are impacting rent growth for our portfolio, particularly for apartment communities located in urban submarkets. Properties in suburban submarkets have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets. Multifamily permitting is typically a leading indicator of future supply levels. Multifamily permitting across our markets was up in 2018 as compared to 2017, and the U.S. Census Bureau's data for 2019 suggested multifamily permitting across our markets was up as compared to 2018.  It is difficult to project supply levels based on this data because not all permitted projects are ultimately built.  However, given the current supply level and the 2019 permitting data, we believe that supply in some of our markets could remain elevated over the next couple of years.

Demand for our apartments is primarily driven by general economic conditions in our markets. In particular, job growth relative to new supply is a critical factor in our ability to maintain occupancy and increase rents. To the extent that economic conditions continue to support increased job growth, we believe that we may be able to maintain solid occupancy and more effectively increase rents. We also believe that the existing disciplined credit terms for residential mortgages should continue to favor rental demand at multifamily apartment communities. Furthermore, rental competition from single family homes has not historically been a major competitive factor impacting our portfolio. We have seen significant rental competition from single family homes in only a few of our submarkets.  For the year ended December 31, 2019, total move outs attributable to single family home rentals for our combined portfolio represented less than 6% of total move outs, down from approximately 7% for the year ended December 31, 2018.  Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast, Southwest and Mid-Atlantic regions) will continue to support apartment rental demand in our markets.

Changing interest rates may have a significant impact on our business and results of operations.  As of December 31, 2019, we had approximately $4.5 billion of debt, of which 2% had variable rate interest and 98% had fixed or hedged interest rates.  To the extent interest rates rise, our net interest expense on variable rate debt will increase as will potentially our net interest expense on any debt refinancing.  The opposite is true should interest rates decrease.  Given the short-term nature of our leases, to the extent interest rates rise due to general economic growth, we would expect increases in interest expense to be somewhat offset by positive leasing trends.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, average daily physical occupancy for our Same Store portfolio for the year ended December 31, 2019 was 95.9%.  As we continue through the typically slower winter leasing season, we believe that the current level of physical occupancy and continued strong job growth in our markets position us well for this period and sets us up to achieve continued pricing growth in 2020.

Results of Operations

For the year ended December 31, 2019, we achieved net income available for MAA common shareholders of $350.1 million, a 59.7% increase as compared to the year ended December 31, 2018, and total revenue growth of $69.7 million, representing a 4.4% increase in property revenues as compared to the year ended December 31, 2018.  The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the year ended December 31, 2019, as compared to the year ended December 31, 2018.  A discussion of the results of operations for the year ended December 31, 2017 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019, which is available free of charge on the SEC’s website at www.sec.gov and on our website at https://www.maac.com, on the “For Investors” page under “Filings and Financials—Annual Reports”.

Property Revenues

The following table reflects our property revenues by segment for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018	Increase	% Increase
Same Store	$1,517,875	$1,467,460	$50,415	3.4%
Non-Same Store and Other	123,142	103,886	19,256	18.5%
Total	$1,641,017	$1,571,346	$69,671	4.4%

The increase in property revenues for our Same Store segment for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was the primary driver of total property revenue growth.  The Same Store segment generated a 3.4% increase in revenues for the year ended December 31, 2019, primarily a result of average effective rent per unit growth of 3.6% as compared to the year ended December 31, 2018.  The increase in property revenues from the Non-Same Store and Other segment for the year ended December 31, 2019 as compared to year ended December 31, 2018 was primarily the result of continued lease-up of our development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018	Increase	% Increase
Same Store	$561,800	$546,220	$15,580	2.9%
Non-Same Store and Other	51,045	48,368	2,677	5.5%
Total	$612,845	$594,588	$18,257	3.1%

The increase in property operating expenses for our Same Store segment for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily driven by an increase in real estate tax expense of $10.0 million. The increase in property operating expenses from our Non-Same Store and Other segment was driven by an increase in real estate tax expense, primarily due to the recent completion of apartment communities previously in our development pipeline.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2019 was $496.8 million, an increase of $7.1 million as compared to the year ended December 31, 2018.  The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities made in the normal course of business during the year ended December 31, 2019.

Other Income and Expenses

Property management expenses for the year ended December 31, 2019 were $55.0 million, an increase of $7.4 million as compared to the year ended December 31, 2018. The increase was primarily due to increases in personnel and technology costs. General and administrative expenses for the year ended December 31, 2019 were $46.1 million, an increase of $11.3 million as compared to the year ended December 31, 2018, primarily due to increases in personnel and legal costs. No merger and integration expenses were incurred during the year ended December 31, 2019, which represented a decrease of $9.1 million as compared to the year ended December 31, 2018.

Interest expense for the year ended December 31, 2019 was $179.8 million, an increase of $6.3 million as compared to the year ended December 31, 2018. The increase was primarily due to an increase of approximately 14 basis points in our effective interest rate during the year ended December 31, 2019 as compared to the year ended December 31, 2018.  The increase in the effective interest rate was primarily due to the recent maturity of debt we assumed in previous corporate acquisitions.

For the year ended December 31, 2019, we disposed of five apartment communities, resulting in gains on sale of depreciable real estate assets of $81.0 million.  We did not dispose of any apartment communities during the year ended December 31, 2018.  The gain on sale of non-depreciable assets for the year ended December 31, 2019 was $12.0 million, an increase of $7.5 million as compared to the year ended December 31, 2018.  Although annual land disposition volume remained consistent year-over-year, the gain on sale of non-depreciable assets increased primarily due to the nature of the real estate assets sold.

Other non-operating income for the year ended December 31, 2019 was $25.3 million, an increase of $19.8 million as compared to the year ended December 31, 2018.  The increase was primarily due to the recognition of $17.9 million of income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares during the year ended December 31, 2019 as compared to the recognition of $2.6 million of expense related to the adjustment of the embedded derivative during the year ended December 31, 2018.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with the United States generally accepted accounting principles, or GAAP) excluding gains or losses on disposition of operating properties and asset impairment, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests and adjustments for joint ventures. Because noncontrolling interest is added back, FFO, when used in this Annual Report on Form 10-K, represents FFO attributable to the Company.

FFO should not be considered as an alternative to net income available for MAA common stockholders or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity.  Management believes that FFO is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Investment Trusts’, or NAREIT's, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO for the years ended December 31, 2019 and 2018, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Year ended December 31,
	2019	2018
Net income available for MAA common shareholders	$350,123	$219,211
Depreciation and amortization of real estate assets	490,632	484,722
(Gain) loss on sale of depreciable real estate assets	(80,988)	39
Depreciation and amortization of real estate assets of real estate joint venture	618	595
Net income attributable to noncontrolling interests	12,807	8,123
Funds from operations attributable to the Company	$773,192	$712,690

FFO for the year ended December 31, 2019 was $773.2 million, an increase of $60.5 million as compared to the year ended December 31, 2018, primarily as a result of increases in property revenues of $69.7 million, other non-operating income of $19.8 million and gain on sale of non-depreciable assets of $7.5 million, in addition to a decrease in merger and integration expenses of $9.1 million.   The increases to FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $18.3 million, general and administrative expenses of $11.3 million, property management expenses of $7.4 million and interest expense of $6.3 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $781.4 million for the year ended December 31, 2019 as compared to $734.3 million for the year ended December 31, 2018.  The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Investing Activities

Net cash used in investing activities was $238.3 million for the year ended December 31, 2019 as compared to $366.4 million for the year ended December 31, 2018.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		Increase (Decrease)
	2019	2018	in Net Cash
Purchases of real estate and other assets	$(105,106)	$(129,487)	$24,381
Capital improvements, development and other	(303,097)	(254,715)	(48,382)
Proceeds from disposition of real estate assets	174,814	19,982	154,832

The decrease in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the year ended December 31, 2019 as compared to the year ended December 31, 2018.  The increase in cash outflows for capital improvements, development and other as compared to the prior year was primarily driven by increased development capital spend during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in cash inflows related to proceeds from disposition of real estate assets was primarily due to the sale of five apartment communities and four land parcels during the year ended December 31, 2019, as compared to the sale of four land parcels during the year ended December 31, 2018.  No apartment communities were sold during the year ended December 31, 2018.

Financing Activities

Net cash used in financing activities was $524.3 million for the year ended December 31, 2019 as compared to $405.1 million for the year ended December 31, 2018.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		(Decrease) Increase
	2019	2018	in Net Cash
Net change in credit lines	$(540,000)	$50,000	$(590,000)
Net change in commercial paper	70,000	—	70,000
Proceeds from notes payable	1,059,289	869,630	189,659
Principal payments on notes payable	(657,619)	(878,610)	220,991
Dividends paid on common shares	(437,743)	(419,849)	(17,894)

The increase in cash outflows related to the net change in credit lines resulted from the decrease in net borrowings of $540.0 million on our unsecured revolving credit facility during the year ended December 31, 2019 as compared to the increase in net borrowings of $50.0 million on the unsecured revolving credit facility during the year ended December 31, 2018.  The increase in cash inflows related to the net change in commercial paper resulted from the initiation of an unsecured commercial paper program during the year ended December 31, 2019; there was no commercial paper program in place during the year ended December 31, 2018. The increase in cash inflows related to proceeds from notes payable primarily resulted from the issuance of $850.0 million of senior unsecured notes and $191.3 million of secured property mortgages during the year ended December 31, 2019, as compared to the issuance of $400.0 million of senior unsecured notes, $172.0 million of secured property mortgages and a $300.0 million unsecured term loan during the year ended December 31, 2018. The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of $600.0 million in unsecured term loans, the retirement of a $20.0 million tranche of senior unsecured notes and the retirement of $30.4 million of secured property mortgages during the year ended December 31, 2019 as compared to the retirement of $568.0 million of secured property mortgages, the retirement of a $250.0 million unsecured term loan and the retirement of a $50.0 million tranche of senior unsecured notes during the year ended December 31, 2018.  The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the annual dividend rate to $3.84 per share during the year ended December 31, 2019 as compared to the annual dividend rate of $3.69 per share during the year ended December 31, 2018.

Equity

As of December 31, 2019, MAA owned 114,246,393 OP Units, comprising a 96.6% limited partnership interest in MAALP, while the remaining 4,067,174 outstanding OP Units were held by limited partners of MAALP other than MAA.  Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.  In addition, MAA has registered under the Securities Act 4,067,174 shares of its common stock that, as of December 31, 2019, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

We have entered into separate distribution agreements with each of J.P. Morgan Securities LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to establish an ATM program allowing MAA to sell shares of its common stock from time to time into the existing market at current market prices or through negotiated transactions.  Under the ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA.  The ATM program currently has a maturity of September 28, 2021.  MAA has no obligation to issue shares through the ATM program.

During the year ended December 31, 2019, MAA sold 146,301 shares of common stock for net and gross proceeds of $19.6 million and $19.9 million, respectively, through its ATM program, all of which shares were sold during the three months ended December 31, 2019.  During the year ended December 31, 2018, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2019, there were 3.9 million shares remaining under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

The following schedule reflects our fixed and variable rate debt, including the impact of our interest rate swaps, outstanding as of December 31, 2019 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate or swapped	$3,772,000	6.1	3.7%
Variable rate	70,000	0.1	2.1%
Debt issuance costs, discounts, premiums and fair market value adjustments	(13,799)
Total unsecured rate maturity	$3,828,201	6.1	3.7%
Secured debt
Conventional - fixed rate	$629,817	17.3	4.5%
Debt issuance costs and fair market value adjustments	(3,420)
Total secured rate maturity	$626,397	17.3	4.5%
Total debt	$4,454,598	7.5	3.8%
Total fixed or hedged debt	$4,384,598	7.6	3.9%

As of December 31, 2019, we had entered into interest rate swaps totaling a notional amount of $300.0 million related to issued debt. To date, we believe the interest rate swaps have proven to be highly effective hedges.

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and fair market value adjustments, as of December 31, 2019 (dollars in thousands):

	Revolving Credit Facility & Comm. Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Other Unsecured	Secured	Total
2020	$70,000	$—	$—	$137,805	$207,805
2021	—	—	72,673	120,862	193,535
2022	—	248,899	416,352	—	665,251
2023	—	347,490	12,225	—	359,715
2024	—	396,438	19,950	—	416,388
Thereafter	—	2,244,174	—	367,730	2,611,904
Total	$70,000	$3,237,001	$521,200	$626,397	$4,454,598

(1)	The $70.0 million maturing in 2020 reflects the principal outstanding on MAALP’s unsecured commercial paper program as of December 31, 2019.
(2)

There are no borrowings outstanding on MAALP’s $1.0 billion unsecured revolving credit facility as of December 31, 2019.  The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2019 (dollars in thousands):

	Fixed Rate Debt	Hedged Debt	Total Fixed Rate Balances	Effective Rate
2020	$137,805	$299,557	$437,362	2.9%
2021	193,535	—	193,535	5.2%
2022	365,694	—	365,694	3.6%
2023	359,715	—	359,715	4.2%
2024	416,388	—	416,388	4.0%
Thereafter	2,611,904	—	2,611,904	3.9%
Total	$4,085,041	$299,557	$4,384,598	3.9%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, the Operating Partnership entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fifteen other banks, which we refer to as the Credit Facility.  The Credit Facility replaced our previous unsecured revolving credit facility and includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid.  The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of December 31, 2019, there was no outstanding balance under the Credit Facility, while $2.7 million of capacity was being used to support outstanding letters of credit.

In May 2019, the Operating Partnership established an unsecured commercial paper program, whereby the Operating Partnership may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of December 31, 2019, the Operating Partnership had $70.0 million outstanding under the commercial paper program. During the year ended December 31, 2019, our average daily borrowings outstanding under the commercial paper program were $211.7 million.  The commercial paper program along with the Credit Facility serve as our primary sources of short-term liquidity.

Senior Unsecured Notes

As of December 31, 2019, we had $3.3 billion, in principal amount of publicly issued senior unsecured notes outstanding.  In March 2019, the Operating Partnership publicly issued $300.0 million of senior unsecured notes due March 2029 with a coupon of 3.950%, paid semi-annually on March 15 and September 15, and an effective interest rate of 4.240%, net of swap agreements.  In August 2019, the Operating Partnership publicly issued an additional $250.0 million of senior unsecured notes due March 2029 with a coupon of 3.950%, paid semi-annually on March 15 and September 15, and an effective interest rate of 2.985%.  In November 2019, the Operating Partnership publicly issued $300.0 million of senior unsecured notes due March 2030 with a coupon of 2.750%, paid semi-annually on March 15 and September 15, and an effective interest rate of 3.065%, net of swap agreements.  The proceeds from the senior unsecured notes issued in March 2019 were used to pay down outstanding amounts under our previous unsecured revolving credit facility, and the proceeds from the senior unsecured notes issued in August 2019 and November 2019 were used to pay down amounts outstanding under our commercial paper program.

As of December 31, 2019, we also had $222.0 million outstanding of senior unsecured notes issued in two private placement offerings.  A $20.0 million tranche with an interest rate of 3.61% was retired in November 2019 on its maturity date.

Unsecured Term Loans

As of December 31, 2019, we maintained one term loan with a syndicate of banks, led by Wells Fargo.  The term loan has a balance of $300.0 million, matures in 2022, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings.  The interest rate of the term loan is fixed at 2.32% with interest rate swaps that mature in January 2020.

In May 2019, we retired a $300.0 million term loan with Wells Fargo, which was due in June 2019.

In August 2019, we retired a $150.0 million term loan with U.S. Bank National Association, which was due in March 2020.

In November 2019, we retired a $150.0 million term loan with KeyBank National Association, which was due in February 2021.

Secured Property Mortgages

We maintain secured property mortgages with the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and various life insurance companies.  These mortgages are usually fixed rate and can range from five to 30 years in maturity.  As of December 31, 2019, we had $629.8 million of secured property mortgages.  In February 2019, we entered into a

$191.3 million mortgage with a fixed rate of 4.43% associated with seven apartment communities that is scheduled to mature in February 2049.  During the year ended December 31, 2019, we retired $30.4 million of secured property mortgages.

For more information regarding our debt capital resources, see Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2019, which consist of principal and interest on our long-term debt as well as operating leases (dollars in thousands):

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations (1)	$211,108	$192,903	$668,401	$363,731	$421,566	$2,614,108	$4,471,817
Fixed rate or swapped interest (2)	160,460	150,522	144,541	130,716	108,240	646,076	1,340,555
Variable rate interest (3)	7,295	7,923	1,321	—	—	—	16,539
Operating lease obligations (4)	2,825	2,854	2,885	2,875	2,853	65,863	80,155
Total	$381,688	$354,202	$817,148	$497,322	$532,659	$3,326,047	$5,909,066
(1)	Represents principal payments gross of discounts, premiums, debt issuance costs and fair market value adjustments of debt assumed.
(2)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)

Interest payments on variable rate debt instruments not subject to interest rate swaps are based on each debt instrument's respective interest rate as of December 31, 2019, which is assumed to be in effect through the maturity date of the respective debt instrument.

(4)	Primarily comprised of a ground lease underlying one apartment community we own and the lease of our corporate headquarters.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a limited partnership in which we hold an equity interest.  The capital contributions may be called by the general partner at any time until September 2022 after giving appropriate notice. As of December 31, 2019, we had committed to make additional capital contributions totaling up to $8.2 million if and when called by the general partner of the limited partnership and until September 2022.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had an ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C. We also had an ownership interest in a limited partnership as of December 31, 2019. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of December 31, 2019 and 2018, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Acquisition of real estate assets

We account for our acquisitions of investments in real estate as asset acquisitions in accordance with  Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the cost of the real estate acquired to be allocated to the individual acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis. In calculating the total asset value of acquired tangible assets, management uses stabilized net operating income, or NOI, and market specific capitalization and discount rates. Management analyzes historical stabilized NOI to determine its estimate for forecasted NOI. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets. Management then allocates the purchase price of the asset acquisition based on the relative fair value of the individual components as a proportion of the total assets acquired.

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors.  Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which is estimated by analyzing historical cash flows of the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Management calculates the fair value of an asset by dividing projected cash flows based on historical operating cash flows by a market capitalization rate.  Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets.  No material impairment losses were recognized during the years ended December 31, 2019 and 2018.

Cost capitalization

In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred. Therefore, repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred. The carrying costs related to development projects, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized. Management uses judgment in determining whether costs should be expensed or capitalized.

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

Valuation of embedded derivative

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to the income statement.  The derivative asset related to the redemption feature is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at our option beginning on October 1, 2026 and at the redemption price of $50 per share. We use various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

For more information regarding our significant accounting policies, including a brief description of recent accounting pronouncements that could have a material impact on our financial statements, see Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2019, 22.2% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of December 31, 2019, 98.4% of our outstanding debt was subject to fixed rates after considering related derivative instruments.  We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect as of December 31, 2019 (dollars in thousands).

	2020	2021	2022	2023	2024	Total Thereafter	Total	Fair Value Liability
Long-term debt
Fixed rate	$141,108	$192,903	$368,401	$363,731	$421,566	$2,614,108	$4,101,817	$4,457,784
Average interest rate	3.97%	5.20%	3.60%	4.20%	4.00%	3.90%	4.00%
Variable rate (1)	$70,000	$—	$300,000	$—	$—	$—	$370,000	$370,814
Average interest rate	2.05%	—%	2.64%	—%	—%	—%	2.53%

(1)

As of December 31, 2019, we maintained one unsecured term loan totaling $300.0 million that matures in March 2022.  The term loan bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. As of December 31, 2019, the loan was bearing interest at a rate of one month LIBOR plus 0.95%.  The interest rate of the unsecured term loan was fixed at 2.32% with interest rate swaps that mature in January 2020. The fair value asset of the interest rate derivative contracts designated as hedging instruments was $0.1 million as of December 31, 2019.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and related financial information required to be filed are set forth on pages F-1 to F-42 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a)  Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA's management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of December 31, 2019. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

MAA's management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA's internal control over financial reporting as of December 31, 2019 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA's management concluded that MAA's internal control over financial reporting was effective as of December 31, 2019.

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

(c)   Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a)  Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership's disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15.  Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2019.  An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c)   Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in MAA's 2020 Proxy Statement in the sections entitled “Current Board Composition”, “Director Nominees for Election” and “Executive Officers of the Registrant” is incorporated herein by reference in response to this Item 10.

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, including the CEO, CFO, and principal accounting officer, which can be found on our website at https://www.maac.com, on the “For Investors” page in the “Corporate Documents” section under “Overview—Corporate Governance”. We will provide a copy of this document to any person, without charge, upon request, by writing to the Legal Department at MAA, 6815 Poplar Avenue, Suite 500, Germantown, Tennessee 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at the address and the locations specified above.  Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained in MAA's 2020 Proxy Statement in the sections entitled “Executive Compensation Tables”, “Director Compensation Table”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in MAA's 2020 Proxy Statement in the sections entitled “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in MAA's 2020 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Indebtedness of Management” is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accounting Fees and Services.

The information contained in MAA's 2020 Proxy Statement in the section entitled “Audit and Non-Audit Fees” is incorporated herein by reference in response to this Item 14.

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

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference).

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

4.13

Third Supplemental Indenture, dated as of March 7, 2019, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2019 and incorporated herein by reference).

4.14

Fourth Supplemental Indenture, dated as of November 26, 2019, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 26, 2019 and incorporated herein by reference).

4.15	Description of Securities.

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

10.16†	Form of Change in Control and Termination Agreement (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2014 and incorporated herein by reference).

10.17†	Mid-America Apartment Communities, Inc. Indemnification Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 and incorporated herein by reference).

10.18†

Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 9, 2016 and incorporated herein by reference).

10.19†

Second Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 9, 2018 and incorporated herein by reference).

10.20†

Form of Restricted Stock Award Agreement Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 and incorporated herein by reference).

10.21†

Form of Non-Qualified Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 and incorporated herein by reference).

10.22†

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

10.24

Third Amended and Restated Credit Agreement, dated as of May 21, 2019, by and among Mid-America Apartments, L.P., as the borrower, Wells Fargo Bank, National Association, as the administrative agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc. and JPMorgan Chase Bank, N.A., as the arrangers, KeyBank National Association and JPMorgan Chase Bank, N.A., as syndication agents, and the other lenders named therein (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2019 and incorporated herein by reference).

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

101

The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.'s Annual Report on Form 10-K for the period ended December 31, 2019, filed with the SEC on February 20, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2019.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.
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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 20, 2020	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2020	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 20, 2020	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 20, 2020	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 20, 2020	/s/ Russell R. French
Russell R. French Director

Date:	February 20, 2020	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 20, 2020	/s/ Toni Jennings
Toni Jennings Director

Date:	February 20, 2020	/s/ James K. Lowder
James K. Lowder Director

Date:	February 20, 2020	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 20, 2020	/s/ Monica McGurk
Monica McGurk Director

Date:	February 20, 2020	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 20, 2020	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 20, 2020	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 20, 2020	/s/ Gary Shorb
Gary Shorb Director

Date:	February 20, 2020	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 20, 2020	/s/ H. Eric Bolton, Jr.
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

Date:	February 20, 2020	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 20, 2020	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 20, 2020	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 20, 2020	/s/ Russell R. French
Russell R. French Director

Date:	February 20, 2020	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 20, 2020	/s/ Toni Jennings
Toni Jennings Director

Date:	February 20, 2020	/s/ James K. Lowder
James K. Lowder Director

Date:	February 20, 2020	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 20, 2020	/s/ Monica McGurk
Monica McGurk Director

Date:	February 20, 2020	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 20, 2020	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 20, 2020	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 20, 2020	/s/ Gary Shorb
Gary Shorb Director

Date:	February 20, 2020	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss Contingencies
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, two separate class action lawsuits were filed against the Company in 2016 and 2017. The lawsuits both relate to purported late-fee violations in the state of Texas. In 2018, the plaintiffs’ motion for partial summary judgment was granted. Given the class certification and summary judgment ruling, management estimates that the Company’s maximum exposure in the lawsuits is $63.0 million.

Auditing management’s evaluation of an accrual for, and disclosure of, loss contingencies related to the class action lawsuits was especially challenging because management’s evaluation of the likelihood and amount of loss and range of potential loss is highly subjective and requires significant judgment. In particular, management’s evaluation considers, among other factors, the nature of the claim, the asserted or possible damages, the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisors, the Company’s experience in similar matters, the facts available at the time of the assessment, and how the Company intends to respond, or has responded, to the claim, which involves a series of complex judgments about future events.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the evaluation of the class action lawsuits, including controls related to the Company’s assessment and measurement of its best estimate of maximum exposure. For example, we tested controls over management’s review and approval of the legal reserves and related disclosures.

To test the Company’s assessment of the probability of incurrence of a loss and whether the loss was reasonably estimable, our audit procedures included, among others, reading summaries of the proceedings and related lawsuit correspondence, requesting and receiving written responses to our inquiries of internal and external legal counsel and meeting with internal and external legal counsel to discuss developments related to the legal matters and case progression.  To test the measurement of management’s estimate of maximum exposure, among other procedures, we evaluated the method of measuring the maximum exposure and related assumptions, tested the accuracy and completeness of the data, and reviewed correspondence received from internal and external counsel used to determine the estimate of maximum exposure that was disclosed.

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 8 to the consolidated financial statements, the Series I Preferred Stock shares (“preferred shares”) include a redemption feature which represents an embedded call option exercisable at the Company’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred shares to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2019, the fair value of the Company’s embedded derivative asset was $36.5 million.

Auditing the Company’s valuation of this bifurcated embedded derivative was challenging as the Company uses a complex valuation methodology that incorporates various inputs, including trading data available on the preferred shares, treasury rates and coupon yields on preferred stock issuances from REITs with similar credit ratings, and includes significant assumptions about economic and market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the risks of material misstatement relating to the valuation of the bifurcated embedded derivative asset. For example, we tested controls over management’s review of the valuation model and the underlying inputs and assumptions noted above.

To test the valuation of the embedded derivative asset, our audit procedures included, among others, assessing the methodology used in the valuation model and testing the significant assumptions discussed above. For example, we evaluated management’s assumptions by comparing the coupon rate that was used to discount future dividend payments from the preferred stock to observable market data. We also assessed the completeness and accuracy of the underlying data used by the Company in its valuation. In addition, we involved our valuation specialists to assist in our evaluation of the methodology used by the Company and the underlying inputs and assumptions noted above.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2005.

Memphis, Tennessee

February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 20, 2020

Mid-America Apartment Communities, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Real estate assets:
Land	$1,905,757	$1,868,828
Buildings and improvements and other	11,841,978	11,670,216
Development and capital improvements in progress	116,424	59,506
	13,864,159	13,598,550
Less: Accumulated depreciation	(2,955,253)	(2,549,287)
	10,908,906	11,049,263
Undeveloped land	34,548	58,257
Investment in real estate joint venture	43,674	44,181
Real estate assets, net	10,987,128	11,151,701

Cash and cash equivalents	20,476	34,259
Restricted cash	50,065	17,414
Other assets	172,781	120,407
Total assets	$11,230,450	$11,323,781

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,828,201	$4,053,302
Secured notes payable	626,397	475,026
Accrued expenses and other liabilities	472,262	413,850
Total liabilities	4,926,860	4,942,178

Redeemable common stock	14,131	9,414

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 114,246,393 and 113,844,267 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively (1)	1,140	1,136
Additional paid-in capital	7,166,073	7,138,170
Accumulated distributions in excess of net income	(1,085,479)	(989,263)
Accumulated other comprehensive loss	(13,178)	(212)
Total MAA shareholders' equity	6,068,565	6,149,840
Noncontrolling interests - Operating Partnership units	214,647	220,043
Total Company's shareholders' equity	6,283,212	6,369,883
Noncontrolling interests - consolidated real estate entities	6,247	2,306
Total equity	6,289,459	6,372,189
Total liabilities and equity	$11,230,450	$11,323,781

(1)

Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 are 107,162 and 98,371 shares, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Operations

Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except per share data)

	2019	2018	2017
Revenues:
Rental and other property revenues	$1,641,017	$1,571,346	$1,528,987
Expenses:
Operating expense, excluding real estate taxes and insurance	377,453	371,095	364,190
Real estate taxes and insurance	235,392	223,493	212,541
Depreciation and amortization	496,843	489,759	493,708
Total property operating expenses	1,109,688	1,084,347	1,070,439
Property management expenses	55,011	47,633	43,588
General and administrative expenses	46,121	34,786	40,194
Merger and integration related expenses	—	9,112	19,990
Interest expense	179,847	173,594	154,751
(Gain) loss on sale of depreciable real estate assets	(80,988)	39	(127,386)
Gain on sale of non-depreciable real estate assets	(12,047)	(4,532)	(21)
Other non-operating income	(25,275)	(5,434)	(14,353)
Income before income tax expense	368,660	231,801	341,785
Income tax expense	(3,696)	(2,611)	(2,619)
Income from continuing operations before real estate joint venture activity	364,964	229,190	339,166
Income from real estate joint venture	1,654	1,832	1,370
Net income	366,618	231,022	340,536
Net income attributable to noncontrolling interests	12,807	8,123	12,157
Net income available for shareholders	353,811	222,899	328,379
Dividends to MAA Series I preferred shareholders	3,688	3,688	3,688
Net income available for MAA common shareholders	$350,123	$219,211	$324,691
Earnings per common share - basic:
Net income available for MAA common shareholders	$3.07	$1.93	$2.86
Earnings per common share - diluted:
Net income available for MAA common shareholders	$3.07	$1.93	$2.86

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Net income	$366,618	$231,022	$340,536
Other comprehensive (loss) income:
Unrealized (loss) gain from derivative instruments	(11,676)	(751)	319
Adjustment for net (gains) losses reclassified to net income from derivative instruments	(1,747)	(1,938)	730
Total comprehensive income	353,195	228,333	341,585
Less: Comprehensive income attributable to noncontrolling interests	(12,350)	(8,036)	(12,193)
Comprehensive income attributable to MAA	$340,845	$220,297	$329,392

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Equity

Years ended December 31, 2019, 2018 and 2017

(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders								Noncontrolling
	Preferred Stock		Common Stock		Additional	Accumulated Distributions	Accumulated Other	Noncontrolling Interests -	Interests - Consolidated		Redeemable
	Shares	Amount	Shares	Amount	Paid-In Capital	in Excess of Net Income	Comprehensive (Loss) Income	Operating Partnership	Real Estate Entities	Total Equity	Common Stock
EQUITY BALANCE DECEMBER 31, 2016	868	$9	113,415	$1,133	$7,109,012	$(707,479)	$1,144	$235,976	$2,306	$6,642,101	$10,073
Net income	—	—	—	—	—	328,379	—	12,157	—	340,536	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,013	36	—	1,049	—
Issuance and registration of common shares	—	—	137	1	615	—	—	—	—	616	1,588
Issuance and registration of preferred shares	—	—	—	—	2,007	—	—	—	—	2,007	—
Shares repurchased and retired	—	—	(51)	—	(4,782)	—	—	—	—	(4,782)	—
Exercise of stock options	—	—	10	—	218	—	—	—	—	218	—
Shares issued in exchange for common units	—	—	29	—	1,602	—	—	(1,602)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	1,482	—	—	—	—	1,482	(1,482)
Redeemable stock fair market value adjustment	—	—	—	—	—	(229)	—	—	—	(229)	229
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	42	—	—	(42)	—	—	—
Amortization of unearned compensation	—	—	—	—	10,916	(114)	—	—	—	10,802	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($3.5325 per share)	—	—	—	—	—	(401,369)	—	—	—	(401,369)	—
Dividends on noncontrolling interests units ($3.5325 per unit)	—	—	—	—	—	—	—	(14,849)	—	(14,849)	—
EQUITY BALANCE DECEMBER 31, 2017	868	$9	113,540	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894	$10,408
Net income	—	—	—	—	—	222,899	—	8,123	—	231,022	—
Other comprehensive loss - derivative instruments	—	—	—	—	—	—	(2,602)	(87)	—	(2,689)	—
Issuance and registration of common shares	—	—	142	1	(264)	—	—	—	—	(263)	1,482
Shares repurchased and retired	—	—	(34)	—	(2,921)	—	—	—	—	(2,921)	—
Exercise of stock options	—	—	18	—	916	—	—	—	—	916	—
Shares issued in exchange for common units	—	—	80	1	4,443	—	—	(4,444)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	1,915	—	—	—	—	1,915	(1,915)
Redeemable stock fair market value adjustment	—	—	—	—	—	561	—	—	—	561	(561)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	66	—	—	(66)	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	—	—	—	—	(233)	233	—	—	—	—
Amortization of unearned compensation	—	—	—	—	12,903	—	—	—	—	12,903	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($3.7275 per share)	—	—	—	—	—	(424,302)	—	—	—	(424,302)	—
Dividends on noncontrolling interests units ($3.7275 per unit)	—	—	—	—	—	—	—	(15,159)	—	(15,159)	—
EQUITY BALANCE DECEMBER 31, 2018	868	$9	113,746	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189	$9,414
Net income	—	—	—	—	—	353,811	—	12,671	136	366,618	—
Other comprehensive loss - derivative instruments	—	—	—	—	—	—	(12,966)	(457)	—	(13,423)	—
Issuance and registration of common shares	—	—	338	4	20,496	—	—	—	—	20,500	1,651
Shares repurchased and retired	—	—	(37)	—	(3,724)	—	—	—	—	(3,724)	—
Exercise of stock options	—	—	48	—	2,881	—	—	—	—	2,881	—
Shares issued in exchange for common units	—	—	44	—	2,366	—	—	(2,366)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	575	—	—	—	—	575	(575)
Redeemable stock fair market value adjustment	—	—	—	—	—	(3,641)	—	—	—	(3,641)	3,641
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(816)	—	—	816	—	—	—
Amortization of unearned compensation	—	—	—	—	14,684	—	—	—	—	14,684	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($3.8800 per share)	—	—	—	—	—	(442,698)	—	—	—	(442,698)	—
Dividends on noncontrolling interests units ($3.8800 per unit)	—	—	—	—	—	—	—	(16,060)	—	(16,060)	—
Acquisition of noncontrolling interest	—	—	—	—	(8,559)	—	—	—	(2,321)	(10,880)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	6,126	6,126	—
EQUITY BALANCE DECEMBER 31, 2019	868	$9	114,139	$1,140	$7,166,073	$(1,085,479)	$(13,178)	$214,647	$6,247	$6,289,459	$14,131

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$366,618	$231,022	$340,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497,790	490,995	494,540
(Gain) loss on sale of depreciable real estate assets	(80,988)	39	(127,386)
Gain on sale of non-depreciable real estate assets	(12,047)	(4,532)	(21)
Stock compensation expense	13,654	12,444	10,570
Amortization of debt issuance costs, discounts and premiums	5,778	(4,990)	(9,810)
Net change in operating accounts and other operating activities	(9,385)	9,314	(47,629)
Net cash provided by operating activities	781,420	734,292	660,800
Cash flows from investing activities:
Purchases of real estate and other assets	(105,106)	(129,487)	(136,065)
Capital improvements, development and other	(303,097)	(254,715)	(343,890)
Distributions from real estate joint ventures	507	775	—
Contributions to affiliates	(5,391)	(2,905)	(1,500)
Proceeds from disposition of real estate assets	174,814	19,982	187,245
Net cash used in investing activities	(238,273)	(366,350)	(294,210)
Cash flows from financing activities:
Proceeds from lines of credit	565,000	1,540,000	805,000
Repayments of lines of credit	(1,105,000)	(1,490,000)	(965,000)
Net proceeds from commercial paper	70,000	—	—
Proceeds from notes payable	1,059,289	869,630	597,480
Principal payments on notes payable	(657,619)	(878,610)	(413,557)
Payment of deferred financing costs	(14,274)	(6,060)	(5,358)
Distributions to noncontrolling interests	(15,939)	(15,079)	(14,654)
Dividends paid on common shares	(437,743)	(419,849)	(395,294)
Dividends paid on preferred shares	(3,688)	(3,688)	(3,688)
Net change in other financing activities	15,695	(1,480)	(4,452)
Net cash used in financing activities	(524,279)	(405,136)	(399,523)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,868	(37,194)	(32,933)
Cash, cash equivalents and restricted cash, beginning of period	51,673	88,867	121,800
Cash, cash equivalents and restricted cash, end of period	$70,541	$51,673	$88,867

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20,476	$34,259	$10,750
Restricted cash	50,065	17,414	78,117
Total cash, cash equivalents and restricted cash	$70,541	$51,673	$88,867
Supplemental disclosure of cash flow information:
Interest paid	$169,743	$184,834	$166,757
Income taxes paid	2,546	2,550	2,366
Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$2,366	$4,443	$1,602
Accrued construction in progress	9,298	8,581	7,852
Interest capitalized	2,889	2,047	7,238
Mark-to-market adjustment on derivative instruments	19,578	(6,436)	17,806

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Balance Sheets

December 31, 2019 and 2018

(Dollars in thousands, except unit data)

	December 31, 2019	December 31, 2018
Assets
Real estate assets:
Land	$1,905,757	$1,868,828
Buildings and improvements and other	11,841,978	11,670,216
Development and capital improvements in progress	116,424	59,506
	13,864,159	13,598,550
Less: Accumulated depreciation	(2,955,253)	(2,549,287)
	10,908,906	11,049,263
Undeveloped land	34,548	58,257
Investment in real estate joint venture	43,674	44,181
Real estate assets, net	10,987,128	11,151,701

Cash and cash equivalents	20,476	34,259
Restricted cash	50,065	17,414
Other assets	172,781	120,407
Total assets	$11,230,450	$11,323,781

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,828,201	$4,053,302
Secured notes payable	626,397	475,026
Accrued expenses and other liabilities	472,262	413,850
Due to general partner	19	19
Total liabilities	4,926,879	4,942,197

Redeemable common units	14,131	9,414

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of December 31, 2019 and December 31, 2018, respectively	66,840	66,840
General partner, 114,246,393 and 113,844,267 OP Units outstanding as of December 31, 2019 and December 31, 2018, respectively (1)	6,015,290	6,083,142
Limited partners, 4,067,174 and 4,111,301 OP Units outstanding as of December 31, 2019 and December 31, 2018, respectively (1)	214,647	220,043
Accumulated other comprehensive loss	(13,584)	(161)
Total operating partners’ capital	6,283,193	6,369,864
Noncontrolling interests - consolidated real estate entities	6,247	2,306
Total equity	6,289,440	6,372,170
Total liabilities and equity	$11,230,450	$11,323,781

(1)

Number of units outstanding represents total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 are 107,162 and 98,371 shares, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Operations

Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except per unit data)

	2019	2018	2017
Revenues:
Rental and other property revenues	$1,641,017	$1,571,346	$1,528,987
Expenses:
Operating expense, excluding real estate taxes and insurance	377,453	371,095	364,190
Real estate taxes and insurance	235,392	223,493	212,541
Depreciation and amortization	496,843	489,759	493,708
Total property operating expenses	1,109,688	1,084,347	1,070,439
Property management expenses	55,011	47,633	43,588
General and administrative expenses	46,121	34,786	40,194
Merger and integration related expenses	—	9,112	19,990
Interest expense	179,847	173,594	154,751
(Gain) loss on sale of depreciable real estate assets	(80,988)	39	(127,386)
Gain on sale of non-depreciable real estate assets	(12,047)	(4,532)	(21)
Other non-operating income	(25,275)	(5,434)	(14,353)
Income before income tax expense	368,660	231,801	341,785
Income tax expense	(3,696)	(2,611)	(2,619)
Income from continuing operations before real estate joint venture activity	364,964	229,190	339,166
Income from real estate joint venture	1,654	1,832	1,370
Net income	366,618	231,022	340,536
Net income attributable to noncontrolling interests	136	—	—
Net income available for MAALP unitholders	366,482	231,022	340,536
Distributions to MAALP preferred unitholders	3,688	3,688	3,688
Net income available for MAALP common unitholders	$362,794	$227,334	$336,848
Earnings per common unit - basic:
Net income available for MAALP common unitholders	$3.07	$1.93	$2.86
Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$3.07	$1.93	$2.86

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Net income	$366,618	$231,022	$340,536
Other comprehensive (loss) income:
Unrealized (loss) gain from derivative instruments	(11,676)	(751)	319
Adjustment for net (gains) losses reclassified to net income from derivative instruments	(1,747)	(1,938)	730
Total comprehensive income	353,195	228,333	341,585
Less: Comprehensive income attributable to noncontrolling interests	(136)	—	—
Comprehensive income attributable to MAALP	$353,059	$228,333	$341,585

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Changes in Capital

Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive (Loss) Income	Interests - Consolidated Real Estate Entities	Total Partnership Capital	Redeemable Common Units
CAPITAL BALANCE DECEMBER 31, 2016	$235,976	$6,337,721	$64,833	$1,246	$2,306	$6,642,082	$10,073
Net income	12,157	324,691	3,688	—	—	340,536	—
Other comprehensive income - derivative instruments	—	—	—	1,049	—	1,049	—
Issuance of units	—	616	2,007	—	—	2,623	1,588
Units repurchased and retired	—	(4,782)	—	—	—	(4,782)	—
Exercise of unit options	—	218	—	—	—	218	—
General partner units issued in exchange for limited partner units	(1,602)	1,602	—	—	—	—	—
Units issued in exchange for redeemable units	—	1,482	—	—	—	1,482	(1,482)
Redeemable units fair market value adjustment	—	(229)	—	—	—	(229)	229
Adjustment for limited partners' capital at redemption value	(6)	6	—	—	—	—	—
Amortization of unearned compensation	—	10,802	—	—	—	10,802	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($3.5325 per unit)	(14,849)	(401,369)	—	—	—	(416,218)	—
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875	$10,408
Net income	8,123	219,211	3,688	—	—	231,022	—
Other comprehensive loss - derivative instruments	—	—	—	(2,689)	—	(2,689)	—
Issuance of units	—	(264)	—	—	—	(264)	1,482
Units repurchased and retired	—	(2,921)	—	—	—	(2,921)	—
Exercise of unit options	—	916	—	—	—	916	—
General partner units issued in exchange for limited partner units	(4,444)	4,444	—	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915	(1,915)
Redeemable units fair market value adjustment	—	561	—	—	—	561	(561)
Adjustment for limited partners' capital at redemption value	(153)	153	—	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—	—
Amortization of unearned compensation	—	12,904	—	—	—	12,904	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($3.7275 per unit)	(15,159)	(424,302)	—	—	—	(439,461)	—
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170	$9,414
Net income	12,671	350,123	3,688	—	136	366,618	—
Other comprehensive loss - derivative instruments	—	—	—	(13,423)	—	(13,423)	—
Issuance of units	—	20,500	—	—	—	20,500	1,651
Units repurchased and retired	—	(3,724)	—	—	—	(3,724)	—
Exercise of unit options	—	2,881	—	—	—	2,881	—
General partner units issued in exchange for limited partner units	(2,366)	2,366	—	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575	(575)
Redeemable units fair market value adjustment	—	(3,641)	—	—	—	(3,641)	3,641
Adjustment for limited partners' capital at redemption value	359	(359)	—	—	—	—	—
Amortization of unearned compensation	—	14,684	—	—	—	14,684	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($3.8800 per unit)	(16,060)	(442,698)	—	—	—	(458,758)	—
Acquisition of noncontrolling interest	—	(8,559)	—	—	(2,321)	(10,880)	—
Contribution from noncontrolling interest	—	—	—	—	6,126	6,126	—
CAPITAL BALANCE DECEMBER 31, 2019	$214,647	$6,015,290	$66,840	$(13,584)	$6,247	$6,289,440	$14,131

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$366,618	$231,022	$340,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497,790	490,995	494,540
(Gain) loss on sale of depreciable real estate assets	(80,988)	39	(127,386)
Gain on sale of non-depreciable real estate assets	(12,047)	(4,532)	(21)
Stock compensation expense	13,654	12,444	10,570
Amortization of debt issuance costs, discounts and premiums	5,778	(4,990)	(9,810)
Net change in operating accounts and other operating activities	(9,385)	9,314	(47,629)
Net cash provided by operating activities	781,420	734,292	660,800
Cash flows from investing activities:
Purchases of real estate and other assets	(105,106)	(129,487)	(136,065)
Capital improvements, development and other	(303,097)	(254,715)	(343,890)
Distributions from real estate joint ventures	507	775	—
Contributions to affiliates	(5,391)	(2,905)	(1,500)
Proceeds from disposition of real estate assets	174,814	19,982	187,245
Net cash used in investing activities	(238,273)	(366,350)	(294,210)
Cash flows from financing activities:
Proceeds from lines of credit	565,000	1,540,000	805,000
Repayments of lines of credit	(1,105,000)	(1,490,000)	(965,000)
Net proceeds from commercial paper	70,000	—	—
Proceeds from notes payable	1,059,289	869,630	597,480
Principal payments on notes payable	(657,619)	(878,610)	(413,557)
Payment of deferred financing costs	(14,274)	(6,060)	(5,358)
Distributions paid on common units	(453,682)	(434,928)	(409,948)
Distributions paid on preferred units	(3,688)	(3,688)	(3,688)
Net change in other financing activities	15,695	(1,480)	(4,452)
Net cash used in financing activities	(524,279)	(405,136)	(399,523)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,868	(37,194)	(32,933)
Cash, cash equivalents and restricted cash, beginning of period	51,673	88,867	121,800
Cash, cash equivalents and restricted cash, end of period	$70,541	$51,673	$88,867

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20,476	$34,259	$10,750
Restricted cash	50,065	17,414	78,117
Total cash, cash equivalents and restricted cash	$70,541	$51,673	$88,867
Supplemental disclosure of cash flow information:
Interest paid	$169,743	$184,834	$166,757
Income taxes paid	2,546	2,550	2,366
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$9,298	$8,581	$7,852
Interest capitalized	2,889	2,047	7,238
Mark-to-market adjustment on derivative instruments	19,578	(6,436)	17,806

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Consolidated Financial Statements

Years ended December 31, 2019, 2018 and 2017

1.	Organization and Summary of Significant Accounting Policies

Unless the context otherwise requires, all references to the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P.  Unless the context otherwise requires, all references to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries.  Unless the context otherwise requires, the references to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and, unless the context otherwise requires, “shareholders” refers to the holders of shares of MAA’s common stock. The common units of limited partnership interests in the Operating Partnership are referred to as “OP Units,” and the holders of the OP Units are referred to as “common unitholders”.

As of December 31, 2019, MAA owned 114,246,393 OP Units (or 96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT.  Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. Management believes it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an umbrella partnership REIT, or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time to time); therefore, MAA’s primary function is acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the Company's real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2019, the Company owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of December 31, 2019, the Company had seven development communities under construction totaling 2,108 apartment units. Total expected costs for the seven development projects are $489.5 million, of which $143.9 million had been incurred through December 31, 2019. The Company expects to complete one development in the first half of 2020, one development in the second half of 2020, one development in the first half of 2021, three developments in the second half of 2021, and one development in the first half of 2022. Thirty-two of the Company's apartment communities include retail components with approximately 630,000 square feet of gross leasable space. The Company also has four commercial properties with approximately 260,000 square feet of combined gross leasable area. The Company’s apartment communities and commercial properties are located across 16 states and the District of Columbia.

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

The Company invests in entities which may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE.  A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns.  MAALP is classified as a VIE because the limited partners lack substantive kick-out rights and substantive participating rights. The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary.  In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including, but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities.  The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence, but does not have the ability to exercise control.  The factors considered in determining whether the Company has the ability to exercise control include ownership of voting interests and participatory rights of investors (see “Investments in Unconsolidated Affiliates” below).

Changes in Presentation

In order to simplify the Company's presentation of cash flows from financing activities within the Consolidated Statements of Cash Flows, the Company combined “Repurchase of common stock / units”; “Debt prepayment and extinguishment costs”; “Proceeds from issuances of common shares / units”; and “Exercise of stock / unit options” into one line, “Net change in other financing activities” within the cash flows from financing activities section.  No presentation changes were made to the cash flows from operating or investing activities sections of the Consolidated Statements of Cash Flows. Prior year amounts have been changed to conform to the Company's current year presentation.  These changes in presentation had no effect on the Company's ending cash, cash equivalents and restricted cash balances and did not impact the classification of cash flows between operating, investing and financing activities.

Noncontrolling Interests

As of December 31, 2019, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities.  The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA's common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.  MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock.  See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development and construction of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest.  The entities were determined to be VIE’s with the Company designated as the primary beneficiary.  As a result, the accounts of the entities are consolidated by the Company.  During the year ended December 31,

2019, the Company acquired a partial ownership interest in two consolidated real estate entities and acquired the noncontrolling interest of one consolidated real estate entity for cash proceeds of $10.9 million.  As of December 31, 2019, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $46.0 million and $3.2 million, respectively.  As of December 31, 2018, the consolidated assets and liabilities of the Company’s consolidated real estate entity with a noncontrolling interest were $85.7 million and $1.3 million, respectively.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements and notes in conformity with GAAP.  Actual results could differ from those estimates.

Rental Costs

Costs associated with rental activities are expensed as incurred and include advertising expenses, which were $20.8 million, $20.2 million, and $18.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Real Estate Assets and Depreciation and Amortization

Real estate assets are carried at depreciated cost and consist of land, buildings and improvements and other and development and capital improvements in progress (see “Development Costs” below). Repairs and maintenance costs are expensed as incurred, while significant improvements, renovations and recurring capital replacements are capitalized and depreciated over their estimated useful lives. Recurring capital replacements typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. In addition to these costs, the Company also capitalizes salary costs directly identifiable with renovation work. These expenditures extend the useful life of the property and increase the property’s fair market value. The cost of interior painting and blinds are typically expensed as incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to 40 years. The Consolidated Balance Sheets line “Buildings and improvements and other” includes land improvements and buildings, which have a useful life ranging from eight to 40 years, as well as furniture, fixtures and equipment, which have a useful life of five years.

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to “Buildings and improvements and other” as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, salaries and real estate taxes) during the years ended December 31, 2019, 2018 and 2017 were $6.5 million, $4.2 million and $11.0 million, respectively.  Certain costs associated with the lease-up of development projects, including cost of model units, furnishings and signs, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

Acquisition of Real Estate Assets

In accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, most acquisitions of operating properties qualify as an asset acquisition. Accordingly, the cost of the real estate acquired, including acquisition costs, is allocated to the acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis. Acquisition costs include appraisal fees, title fees, broker fees and other legal costs to acquire the property.

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

For residential leases, the fair value of the in-place leases and resident relationships is amortized over six months, which represents the estimated remaining term of the tenant leases. For retail and commercial leases, the fair value of in-place leases and tenant relationships is amortized over the remaining term of the leases.  The net amount of these lease intangibles included in “Other assets” totaled $2.6 million and $3.9 million as of December 31, 2019 and 2018, respectively.

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

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and a limited partnership that both qualify as a VIE.  Management determined the Company is not the primary beneficiary in either investment but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investment in the limited partnership to be more than minor.  As of December 31, 2019 and 2018, the Company's investment in the real estate joint venture was $43.7 million and $44.2 million, respectively.  As of December 31, 2019 and 2018, the Company's investment in the limited partnership was $13.1 million and $3.8 million, respectively, and is included in “Other assets” in the accompanying Consolidated Balance Sheets.  As of December 31, 2019, the Company was committed until September 2022 to make additional capital contributions totaling $8.2 million if and when called by the general partner of the limited partnership.

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

Other Assets

Other assets consist primarily of receivables and deposits from residents, the value of derivative contracts, right-of-use lease assets, investment in a limited partnership, deferred rental concessions, deferred financing costs relating to a revolving credit facility and other prepaid expenses.  Also included in other assets are the fair market value of in-place leases and resident relationships, net of accumulated amortization.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividends payable, accrued real estate taxes, accrued interest payable, accrued loss contingencies (see Note 11), accounts payable, right-of-use lease liabilities, security deposits not related to restricted cash, other accrued expenses, and unearned income. Significant accruals include accrued dividends payable of $118.3 million and $113.2 million as of December 31, 2019 and 2018, respectively; accrued real estate taxes of $131.9 million and $123.5 million as of December 31, 2019 and 2018, respectively; unearned income of $42.0 million and $41.1 million as of December 31, 2019 and 2018, respectively; accrued loss contingencies of $8.6 million and $8.7 million as of December 31, 2019 and 2018, respectively; security deposits of $19.4 million and $18.7 million as of December 31, 2019 and 2018, respectively; and accrued interest payable of $21.4 million and $15.1 million as of December 31, 2019 and 2018, respectively.

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

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement.  See Note 7 for additional disclosures regarding income taxes.

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets, to its disclosure of the fair value of financial instruments, principally indebtedness and to its derivative financial instruments.  Fair value disclosures required under ASC Topic 820 as well as the Company's derivative accounting policies are summarized in Note 6 utilizing the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the assets or liability.

Leases

In 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2016-02, Leases (Topic 842), which established new principles, presentation and disclosure requirements for lease accounting for both the lessee and lessor. On January 1, 2019, management adopted ASU 2016-02 using the modified retrospective transition approach with an effective date as of the adoption date and elected certain practical expedients allowed by the new standard. Under the new standard, lessors are generally required to account for leases in a similar manner as previous lease accounting guidance; however, certain aspects of the new standard are aligned with the recently adopted revenue recognition standard.  Lessees are required to record most leases on the balance sheet and recognize lease expense in the income statement in a manner similar to previous practice. The new standard requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for all leases with terms of more than twelve months. Expenses related to leases determined to be operating leases are recognized on a straight-line basis, while expenses related to leases determined to be financing leases are recognized based on an effective interest method in which interest and amortization are presented separately in the income statement.

Comparative periods presented in this Annual Report on Form 10-K continue to apply guidance in ASC Topic 840, Leases, and have not been recast as the Company adopted the new standard using the modified retrospective transition approach effective as of January 1, 2019. The adoption of the new lease standard has not resulted in a significant change in the accounting for the Company’s rental revenues as the Company's residential, retail and commercial leases, where it is the lessor, will continue to be accounted for as operating leases. Management has elected available practical expedients that provide lessors an option not to separate lease and non-lease components when certain criteria are met, and instead, allow for those components to be accounted for as a single lease component. Beginning with the effective date of the adoption of the new standard, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported in the line item, “Rental revenues”, as presented in the disaggregation of the Company's revenues in Note 13.

The Company is the lessee under certain ground, office, equipment and other operating leases. Based on its election of the package of practical expedients provided in ASU 2016-02, the Company did not reassess the classification of existing leases with its adoption of ASC Topic 842.  The Company’s existing leases as of January 1, 2019 have continued to be accounted for as operating leases; however, if contracts are modified subsequent to the adoption of the new standard, the Company is required to reassess the contracts using guidance provided under ASC Topic 842.

The Company recognized total right-of-use assets of $54.3 million within “Other assets” and related lease obligations of $33.6 million within “Accrued expenses and other liabilities” in its Consolidated Balance Sheets for leases in effect as of January 1, 2019.  As of December 31, 2019, right-of-use assets and the related lease obligations totaled $53.8 million and $33.1 million, respectively.  As most leases do not provide a readily determinable implicit rate to discount future minimum lease payments to present value, management estimated the Company's incremental borrowing rate based on information available as of the date of adoption and based on the remaining lease terms as of the date of initial application.  Operating leases recognized upon adoption had a weighted-average remaining lease term of approximately 33 years and management estimated a weighted-average discount rate of approximately 4.4%.  Operating leases as of December 31, 2019 have a weighted-average remaining lease term of approximately 32 years and a weighted-average discount rate of approximately 4.4%.  Lease expense recognized for the years ended December 31, 2019, 2018 and 2017 was immaterial to the Company and was recognized in a similar manner for all years presented. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2019 was also immaterial.

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

With the adoption of ASC Topic 842, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported on a combined basis, while non-lease reimbursable property revenues recognized prior to January 1, 2019 is reported as non-lease revenues and recognized in accordance with ASC Topic 606, Revenue Recognition. ASC Topic 606 requires revenue recognized outside of the scope of ASC Topic 842 to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments. The ASU requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under ASU 2016-02 from the scope of the new credit losses standard.  The Company has completed its analysis regarding the measurement of estimated credit losses and the impact this ASU will have on the Company.  Management elected to adopt this standard on January 1, 2020. The adoption of ASU No. 2016-13 has not resulted in significant changes in the accounting for the Company’s approach to estimate credit losses on financial assets, as substantially all of the Company’s financial assets are operating lease receivables.

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

For the years ended December 31, 2019, 2018 and 2017, MAA's diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	2019		2018		2017
Calculation of Earnings per common share - basic
Net income	$366,618		$231,022		$340,536
Net income attributable to noncontrolling interests	(12,807)		(8,123)		(12,157)
Unvested restricted stock (allocation of earnings)	(519)		(291)		(535)
Preferred dividends	(3,688)		(3,688)		(3,688)
Net income available for MAA common shareholders, adjusted	$349,604		$218,920		$324,156

Weighted average common shares - basic	113,854		113,638		113,407
Earnings per common share - basic	$3.07		$1.93		$2.86

Calculation of Earnings per common share - diluted
Net income	$366,618		$231,022		$340,536
Net income attributable to noncontrolling interests	(12,807)	(1)	(8,123)	(1)	(12,157)	(1)
Preferred dividends	(3,688)		(3,688)		(3,688)
Net income available for MAA common shareholders, adjusted	$350,123		$219,211		$324,691

Weighted average common shares - basic	113,854		113,638		113,407
Effect of dilutive securities	259		198		280
Weighted average common shares - diluted	114,113		113,836		113,687
Earnings per common share - diluted	$3.07		$1.93		$2.86
(1)

For the years ended December 31, 2019, 2018 and 2017, 4.1 million, 4.1 million and 4.2 million OP Units and their related income, respectively, are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the years ended December 31, 2019, 2018 and 2017, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	2019	2018	2017
Calculation of Earnings per common unit - basic
Net income	$366,618	$231,022	$340,536
Net income attributable to noncontrolling interests	(136)	—	—
Unvested restricted stock (allocation of earnings)	(519)	(291)	(535)
Preferred unit distributions	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$362,275	$227,043	$336,313

Weighted average common units - basic	117,944	117,777	117,617
Earnings per common unit - basic	$3.07	$1.93	$2.86

Calculation of Earnings per common unit - diluted
Net income	$366,618	$231,022	$340,536
Net income attributable to noncontrolling interests	(136)	—	—
Preferred unit distributions	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$362,794	$227,334	$336,848

Weighted average common units - basic	117,944	117,777	117,617
Effect of dilutive securities	259	198	280
Weighted average common units - diluted	118,203	117,975	117,897
Earnings per common unit - diluted	$3.07	$1.93	$2.86

4.	Stock-Based Compensation

Overview

MAA accounts for its stock-based employee compensation plans in accordance with accounting standards governing stock-based compensation.  These standards require an entity to measure the cost of employee services received in exchange for an award of an equity instrument based on the award's fair value on the grant date and recognize the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period.  Any liability awards issued are remeasured at each reporting period.

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

Compensation expense is generally recognized for service based restricted stock awards using the straight-line method over the vesting period of the shares regardless of cliff or ratable vesting distinctions.  Compensation expense for market and performance based restricted stock awards is generally recognized using the accelerated amortization method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end.  Additionally, compensation expense is adjusted for actual forfeitures for all awards in the period that the award was forfeited.  Compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period.  MAA presents stock compensation expense in the Consolidated Statements of Operations in “General and administrative expenses”.

Total compensation expense under the Stock Plan was $14.7 million, $12.9 million and $10.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Of these amounts, total compensation expense capitalized was $1.0 million, $0.5 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019, the total unrecognized compensation expense was $13.9 million.  This cost is expected to be recognized over the remaining weighted average period of 0.9 years.  Total cash paid for the settlement of plan shares totaled $3.7 million, $2.9 million and $4.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Information concerning grants under the Stock Plan is provided below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, performance condition, or market condition, or a combination thereof, and generally vests ratably over a period from at grant date to 5 years.  Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant.  Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation.  Performance based awards are earned when MAA reaches certain operational goals, such as funds available for distribution targets, and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets.  MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known.  The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017, was $72.98, $71.85 and $84.53, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Risk free rate	2.578%	1.61% - 2.14%	0.65% - 1.57%
Dividend yield	4.043%	3.884%	3.573%
Volatility	18.95%	15.05% - 17.18%	20.43% - 21.85%
Requisite service period	3 years	3 years	3 years

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

For the years ended December 31, 2018 and 2017, the minimum risk free rate was based on a period of 0.25 years, and the maximum risk free rate was based on a period of 3 years.  For the years ended December 31, 2018 and 2017, the minimum volatility was based on a period of 1 year and 3 years, respectively, and the maximum volatility was based on a period of 3 years and 1 year, respectively.

A summary of the status of the nonvested restricted shares as of December 31, 2019, and the changes for the year ended December 31, 2019, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2019	187,777	$88.79
Issued	173,174	88.59
Vested	(125,381)	74.35
Forfeited	(1,692)	95.44
Nonvested as of December 31, 2019	233,878	$96.33

The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $9.3 million, $7.6 million and $10.5 million, respectively.

Stock Options

Stock options are earned when the employee remains employed over the requisite service period and vest ratably over a period from 0.3 years to 2.3 years.  Stock options exercised result in new common shares being issued on the open market by the Company.  The fair value of stock option awards is determined using the Monte Carlo valuation model. No stock options were granted during the years ended December 31, 2019, 2018 or 2017.

A summary of the status of the outstanding stock options as of December 31, 2019 and the changes for the year ended December 31, 2019 is presented below:

Stock Options	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2019	90,615	$77.16
Granted	—	—
Exercised	(69,852)	76.96
Expired	—	—
Outstanding as of December 31, 2019	20,763	$77.82

All options outstanding as of December 31, 2019 were exercisable and had an intrinsic value of $1.2 million with a weighted average remaining term of 5.2 years.  There were 69,852 options, 17,823 options and 21,006 options exercised during the years ended December 31, 2019, 2018 and 2017, respectively. Cash received from the exercise of stock options totaled $2.9 million, $0.9 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5.	Borrowings

The following table summarizes the Company's outstanding debt as of December 31, 2019 and 2018 (dollars in thousands):

	Balance		As of December 31, 2019
	December 31, 2019	December 31, 2018	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$—	$540,000	—%	—
Variable rate commercial paper program	70,000	—	2.1%	1/8/2020
Fixed rate senior notes	3,472,000	2,642,000	3.9%	7/19/2026
Term loans fixed with swaps	300,000	300,000	2.3%	3/1/2022
Variable rate term loans	—	600,000	—%	—
Debt issuance costs, discounts, premiums and fair market value adjustments	(13,799)	(28,698)
Total unsecured debt	$3,828,201	$4,053,302	3.7%

Fixed rate secured debt
Individual property mortgages	$629,817	$476,161	4.5%	4/2/2037
Debt issuance costs and fair market value adjustments	(3,420)	(1,135)
Total secured debt	$626,397	$475,026	4.5%
Total outstanding debt	$4,454,598	$4,528,328	3.8%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fifteen other banks, which is referred to as the Credit Facility.  The Credit Facility replaced MAALP’s previous unsecured revolving credit facility, and it includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of December 31, 2019, MAALP had no balance outstanding under the Credit Facility, while $2.7 million of capacity was being used to support outstanding letters of credit.

Unsecured Commercial Paper

In May 2019, MAALP established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million.  As of December 31, 2019, MAALP had $70.0 million outstanding under the commercial paper program with a weighted average interest rate of 2.05% and a weighted average maturity of eight days.

Senior Unsecured Notes

As of December 31, 2019, MAALP had $3.3 billion in principal amount of publicly issued senior unsecured notes and $222.0 million of privately placed senior unsecured notes outstanding.  The senior unsecured notes had maturities at issuance ranging from ten to twelve years, with an average of 6.6 years remaining until maturity as of December 31, 2019.

In March 2019, MAALP publicly issued $300.0 million in aggregate principal amount of senior unsecured notes, maturing March 2029 with a coupon rate of 3.950% per annum, or the Initial 2029 Notes.  The purchase price paid by the purchasers was 99.720% of the principal amount.  The Initial 2029 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP.  Interest on the Initial 2029 Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2019.  The net proceeds of the offering, after deducting the original issue discount, underwriting commissions and expenses of approximately $2.8 million, were $297.2 million.  The Initial 2029 Notes have been reflected net of discount and debt issuance costs in the Consolidated Balance Sheets as of December 31, 2019.  In connection with the issuance of the Initial 2029 Notes, MAALP cash settled $300.0 million in forward interest rate swap agreements, entered into during 2018 to effectively lock the interest rate on the planned transaction, resulting in an effective interest rate of 4.240% over the ten year life of the Initial 2029 Notes.

In August 2019, MAALP publicly issued an additional $250.0 million in aggregate principal amount of senior unsecured, maturing March 2029 with a coupon rate of 3.950% per annum, or the Additional 2029 Notes.  The purchase price paid by the purchasers of the Additional Notes was 107.827% of the principal amount. The Additional 2029 Notes were issued under the indenture and the supplemental indenture pursuant to which MAALP issued the Initial 2029 Notes in March 2019.  The Additional 2029 Notes are treated as a single series of securities with the Initial 2029 Notes and have the same CUSIP number as, and are fungible with, the Initial 2029 Notes.  The net proceeds of the offering, after considering the original issue premium, cash received for interest due but not accrued, underwriting commissions and expenses totaling a net amount of approximately $22.1 million, were $272.1 million. The Additional 2029 Notes have an effective interest rate of 2.985% and have been reflected net of premium and debt issuance costs in the Consolidated Balance Sheets as of December 31, 2019.

In November 2019, MAALP publicly issued $300.0 million in aggregate principal amount of senior unsecured notes, maturing March 2030 with a coupon rate of 2.750% per annum, or the 2030 Notes.  The purchase price paid by the purchasers was 99.762% of the principal amount.  The 2030 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP.  Interest on the 2030 Notes is payable on March 15 and September 15 of each year, beginning on March 15, 2020.  The net proceeds of the offering, after deducting the original issue discount, underwriting commissions and expenses of approximately $2.7 million, were $297.3 million.  The 2030 Notes have been reflected net of discount and debt issuance costs in the Consolidated Balance Sheets as of December 31, 2019.  In connection with the issuance of the 2030 Notes, MAALP cash settled $150.0 million in forward interest rate swap agreements, entered into during the first half of 2019 to effectively lock the interest rate on the planned transaction, resulting in an effective interest rate of 3.065% over the ten year life of the 2030 Notes.

In November 2019, MAALP retired a $20.0 million tranche of privately placed senior unsecured notes with an interest rate of 3.61% on its maturity date.

Unsecured Term Loans

As of December 31, 2019, MAALP maintained one term loan with a syndicate of banks, led by Wells Fargo.  The term loan has a balance of $300.0 million, matures in 2022, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company's credit ratings.  The interest rate of the term loan is fixed at 2.32% with interest rate swaps that mature in January 2020.

In May 2019, MAALP retired a $300.0 million unsecured term loan with Wells Fargo due in June 2019.

In August 2019, MAALP retired a $150.0 million unsecured term loan with U.S. Bank National Association due in March 2020.

In November 2019, MAALP retired a $150.0 million unsecured term loan with KeyBank National Association due in February 2021.

Secured Property Mortgages

As of December 31, 2019, MAALP had $629.8 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.50% and a weighted average maturity in 2037. In February 2019, MAALP entered into a $191.3 million mortgage with a fixed rate of 4.43% associated with seven apartment communities that is scheduled to mature in February 2049.

In August 2019, MAALP retired a $13.2 million mortgage associated with Colonial Grand at Canyon Creek.  The mortgage was scheduled to mature in October 2019.

In November 2018, MAALP retired a $17.2 million mortgage associated with Stone Ranch at Westover Hills.  The mortgage was scheduled to mature in March 2020.

Schedule of Maturities

The following table includes scheduled principal repayments of MAALP’s outstanding borrowings as of December 31, 2019, as well as the amortization of the fair market value of debt assumed, debt discounts, premiums and issuance costs (in thousands):

Year	Maturities	Amortization	Total
2020	$211,108	$(3,323)	$207,785
2021	192,903	(3,393)	189,510
2022	668,401	(3,098)	665,303
2023	363,731	(2,487)	361,244
2024	421,566	(1,509)	420,057
Thereafter	2,614,108	(3,409)	2,610,699
	$4,471,817	$(17,219)	$4,454,598

Guarantees

As of December 31, 2019, MAA fully and unconditionally guaranteed $222.0 million of the privately placed senior unsecured notes issued by MAALP.
6.	Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of December 31, 2019 and December 31, 2018, totaled $4.1 billion and $3.1 billion, respectively, and had estimated fair values of $4.5 billion and $3.1 billion (excluding prepayment penalties) as of December 31, 2019 and December 31, 2018, respectively. The carrying values of variable rate debt (excluding the effect of interest rate swap agreements) as of December 31, 2019 and December 31, 2018, totaled $0.4 billion and $1.1 billion, respectively, and had estimated fair values of $0.4 billion and $1.1 billion (excluding prepayment penalties) as of December 31, 2019 and December 31, 2018, respectively.  The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded these rates reasonably estimate current market rates.

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

As of December 31, 2019, the Company had four outstanding interest rate derivatives with a total notional balance of $300.0 million that were designated as cash flow hedges of interest rate risk. The fair value of interest rate derivative contracts designated as hedging instruments recorded in “Other assets” in the accompanying Consolidated Balance Sheets was $0.1 million and $3.7 million as of December 31, 2019 and December 31, 2018, respectively. The fair value of interest rate derivative contract liabilities recorded in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets was $5.3 million as of December 31, 2018. There were no interest rate derivative contract liabilities recorded as of December 31, 2019.

The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock.  The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company's option beginning on October 1, 2026 and at the redemption price of $50 per share (see Note 8). The Company uses various inputs in the anlaysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating income” in the accompanying Consolidated Statements of Operations. As a result of adjustments of non-cash income recorded to reflect the change in fair value of the derivative asset during the year ended December 31, 2019, the fair value of the embedded derivative asset increased to $36.5 million as of December 31, 2019 as compared to $18.6 million as of December 31, 2018.

The Company has determined the majority of the inputs used to value its outstanding debt and derivatives, including its embedded derivative, fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and all of its derivatives held as of December 31, 2019 and December 31, 2018 were classified as Level 2 in the fair value hierarchy.  The Company’s derivative financial instruments and their related gains and losses are reported in “Net change in operating accounts and other operating activities” in the accompanying Consolidated Statements of Cash Flows.

Cash Flow Hedges of Interest Rate Risk

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship.  Amounts reported in “Accumulated other comprehensive loss” related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $1.1 million will be reclassified to earnings as a decrease to “Interest expense”, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified	Gain (Loss) Reclassified from Accumulated OCL into Interest Expense(1)
For the Year ended December 31,	2019	2018	2017	from Accumulated OCL into Income	2019	2018	2017
Interest rate contracts	$(11,676)	$(751)	$319	Interest expense	$1,747	$1,938	$(730)

(1)	See the Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in Earnings on Derivative
For the year ended December 31,	Income on Derivative	2019	2018	2017
Preferred stock embedded derivative	Other non-operating income	$17,886	$(2,576)	$8,807

Credit-Risk-Related Contingent Features

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2019, the Company had not breached the provisions of these agreements. If the provisions had been breached, the Company could have been required to settle its obligations under the agreements, although there was no termination value liability as of December 31, 2019. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

7.	Income Taxes

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

Taxable REIT Subsidiaries

A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRS did not generate any material taxable income or income tax expense for the years ended December 31, 2019, 2018 and 2017.  The Company’s TRS generally provide the Company with third party services (property management services to a real estate joint venture and other services) for which the Company reimburses its TRS. In addition, one of the Company’s TRS has an investment in a limited partnership that generates investment income and losses.  All intercompany transactions are eliminated in the accompanying consolidated financial statements.

For the years ended December 31, 2019, 2018 and 2017, the reconciliation of income tax attributable to continuing operations for the Company’s TRS computed at the U.S. statutory rate to the income tax provision was as follows (in thousands):

	2019	2018	2017
Tax expense at U.S. statutory rates on the Company's TRS income subject to tax	$1,026	$115	$2,177
Valuation allowance	—	127	(2,177)
TRS income tax provision	$1,026	$242	$—

Income tax expense primarily relates to the Texas-based margin tax for all Texas apartment communities in addition to the Company’s TRS income tax provision discussed above.  Income tax expense for the Company for the years ended December 31, 2019, 2018 and 2017 was $3.7 million, $2.6 million and $2.6 million, respectively, and is presented in “Income tax expense” in the accompanying Consolidated Statements of Operations.

The Company’s TRS deferred tax asset and liability balances as of December 31, 2019 and 2018 were immaterial.  The TRS had no reserve for uncertain tax positions for the years ended December 31, 2019 and 2018, and management does not believe there will be any material changes in the TRS unrecognized tax positions over the next 12 months.  If necessary, the TRS accrues interest and penalties on unrecognized tax benefits as a component of income tax expense.

NOL Carryforwards

As of December 31, 2019 and 2018, the Company held federal NOL carryforwards of $70.8 million and $71.5 million, respectively, for income tax purposes that expire in years 2019 to 2033.  Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions.  The annual limitations may result in the expiration of NOL carryforwards before utilization. The Company may use these NOLs to offset all or a portion of the taxable income generated at the REIT level.  Tax years 2016 through 2019 are subject to examination by the Internal Revenue Service.  No tax examination is currently in process.

Taxable Composition of Distributions

For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof.  For the years ended December 31, 2019, 2018 and 2017, dividends per share held for the entire year were estimated to be taxable as follows:

	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$3.51	91.4%	$3.66	99.3%	$2.79	80.2%
Capital gain	0.21	5.5%	0.02	0.6%	0.31	8.9%
Un-recaptured Section 1250 gain	0.12	3.1%	0.01	0.1%	0.38	10.9%
	$3.84	100%	$3.69	100%	$3.48	100%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code.  The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties.

U.S. Tax Reform

In December 2017, the Tax Cuts and Jobs Act, or the Act, was enacted in the United States, requiring companies to account in 2017 for the current and future effects of the legislative changes. As REITs are pass-through entities for the purpose of U.S. federal taxation, the legislative changes created by the Act were largely not applicable to the Company. Generally, the effects to REITs resulting from the Act included a reduction in the TRS federal statutory tax rate to 21% and a one-time inclusion in REIT taxable income of foreign subsidiary earnings. As noted above, the Company's TRS recognized no material taxable income in 2019, 2018 and 2017, and the Company has no foreign subsidiaries. Management has concluded there was no material effect to the Company’s consolidated financial statements from either a tax or financial statement perspective as a result of the Act.
8.	Shareholders' Equity of MAA

As of December 31, 2019, 114,246,393 shares of common stock of MAA and 4,067,174 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,313,567 common shares and units.  As of December 31, 2018, 113,844,267 shares of common stock of MAA and 4,111,301 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 117,955,568 common shares and units.

Preferred Stock

As of December 31, 2019, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

Description	Outstanding Shares	Liquidation Preference(1)	Optional Redemption Date	Redemption Price(2)	Stated Dividend Yield	Approximate Dividend Rate
Series I	867,846	$50.00	10/1/2026	$50.00	8.50%	$4.25

(1)	The total liquidation preference for the outstanding preferred stock is $43.4 million.
(2)	The redemption price is the price at which the preferred stock is redeemable, at MAA's option, for cash.

See Note 6 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAA Series I preferred stock.

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A OP Units have the ability to reinvest all or part of their distributions from the Operating Partnership into MAA’s common stock.  The DRSPP also provides the opportunity to make optional cash investments in MAA's common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges.  MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000.  To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market.  MAA currently has registered with the SEC the offer and sale of up to 1,940,500 shares of common stock pursuant to the DRSPP.  MAA may elect to sell shares under the DRSPP at up to a 5% discount.  Shares of MAA's common stock totaling 16,219 in 2019, 9,721 in 2018, and 9,568 in 2017 were acquired by participants under the DRSPP.  MAA did not offer a discount for optional cash purchases in 2019, 2018 or 2017.

At-the-Market Share Offering Program

The Company has entered into separate distribution agreements with each of J.P. Morgan Securities LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to establish an at-the-market share offering program, or ATM program, allowing MAA to sell shares of its common stock from time to time into the existing market at current market prices or through negotiated transactions.  Under the ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA.  The ATM program currently has a maturity of September 28, 2021.  MAA has no obligation to issue shares through the ATM program.

During the year ended December 31, 2019, MAA sold 146,301 shares of common stock for net proceeds of $19.6 million through its ATM program, all of which shares were sold during the three months ended December 31, 2019.  During the years ended December 31, 2018 and 2017, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2019, there were 3.9 million shares remaining under the ATM program.

9.	Partners' Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units.  As of December 31, 2019, there were 118,313,567 OP Units outstanding, 114,246,393, or 96.6%, of which represent Class B OP Units (common units issued to or held by MAALP's general partner or any of its subsidiaries), which were owned by MAA, MAALP's general partner.  The remaining 4,067,174 OP Units were Class A OP Units owned by Class A limited partners.  As of December 31, 2018, there were 117,955,568 OP Units outstanding, 113,844,267, or 96.5%, of which were owned by MAA and 4,111,301 of which were owned by the Class A limited partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of MAALP subject to the restrictions specifically contained within MAALP's agreement of limited partnership, or the Partnership Agreement.  Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness and securing such indebtedness by mortgage, deed of trust, pledge or other lien on MAALP's assets; and distribution of MAALP's cash or other assets in accordance with the Partnership Agreement.  MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable.  The general partner may delegate these and other powers granted if the general partner remains in supervision of the designee.

Under the Partnership Agreement, MAALP may issue Class A OP Units and Class B OP Units.  Class A OP Units are any OP Units other than Class B OP Units, while Class B OP Units are those issued to or held by MAALP's general partner or any of its subsidiaries.  In general, the limited partners do not have the power to participate in the management or control of MAALP's business except in limited circumstances, including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement.  The transferability of Class A OP Units is also limited by the Partnership Agreement.

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

As of December 31, 2019, a total of 4,067,174 Class A OP Units were outstanding and redeemable for 4,067,174 shares of MAA common stock, with an approximate value of $536.3 million, based on the closing price of MAA’s common stock on December 31, 2019 of $131.86 per share. As of December 31, 2018, a total of 4,111,301 Class A OP Units were outstanding and redeemable for 4,111,301 shares of MAA common stock, with an approximate value of $393.5 million, based on the closing price of MAA’s common stock on December 31, 2018 of $95.70 per share.  MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of December 31, 2019, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I Preferred Units.  The MAALP Series I Preferred Units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of December 31, 2019, 867,846 units of the MAALP Series I Preferred Units were outstanding.
10.	Employee Benefit Plans

The following provides details of the employee benefit plans not previously discussed in Note 4.

401(k) Savings Plans

MAA's 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code.  MAA's Board of Directors has the discretion to approve matching contributions to the 401(k) Plan. MAA recognized expense from the 401(k) Plan of $3.5 million, $3.2 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Non-Qualified Executive Deferred Compensation Retirement Plan

MAA has adopted the MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated effective January 1, 2016, or the Deferred Compensation Plan, for certain executive employees. Under the terms of the Deferred Compensation Plan, employees may elect to defer a percentage of their compensation and bonus, and MAA may, but is not obligated to, match a portion of the employees' salary deferral.  MAA recognized expense on its match to the Deferred Compensation Plan for the years ended December 31, 2019, 2018 and 2017 of $0.3 million, $0.3 million and $0.2 million, respectively.

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

For the years ended December 31, 2019, 2018 and 2017, directors deferred 10,738 shares, 12,240 shares and 12,293 shares of common stock, respectively, with weighted-average grant date fair values of $117.73, $92.63 and $101.34, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares for the years ended December 31, 2019, 2018 and 2017.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all Participants with an account balance under the ESOP became 100% vested.  The Company did not contribute to the ESOP during 2019, 2018 or 2017.  As of December 31, 2019, there were 131,165 shares outstanding with a fair value of $17.3 million.
11.	Commitments and Contingencies

Leases

The Company's leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters.  Both leases contain stated rent increases that generally compensate for the impact of inflation.  The Company also has other commitments related to immaterial office and equipment operating leases.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Consolidated Balance Sheets as of December 31, 2019 (in thousands):

Operating Leases
2020	$2,825
2021	2,854
2022	2,885
2023	2,875
2024	2,853
Thereafter	65,863
Total minimum lease payments	80,155
Net present value adjustments	(47,036)
Operating lease obligations	$33,119

Legal Proceedings

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division.  In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs.  The lawsuit alleges that the Company (but not Post Properties (see the description of the Brown class action lawsuit below)) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent.  The plaintiffs are seeking monetary damages and attorneys' fees and costs.  In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment.  Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class.  In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification.  In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. The Company also intends to appeal the District Court’s order granting plaintiff's motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted.  The Company will continue to vigorously defend the action and pursue such appeals.  Management estimates that the Company's maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $54.6 million, which includes both potential damages and attorneys' fees but excludes any prejudgment interest that may be awarded.

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

As of December 31, 2019 and December 31, 2018, the Company's accrual for loss contingencies relating to unresolved legal matters was $8.6 million and $8.7 million in the aggregate, respectively.  The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets.

12.	Related Party Transactions

The Company holds investments in unconsolidated affiliates accounted for under the equity method of accounting.  All significant intercompany transactions were eliminated in the accompanying consolidated financial statements.

The cash management of the Company is managed by the Operating Partnership.  In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership.  As a result of these transactions, the Operating Partnership had a payable to MAA, its general partner, of $19,000 as of December 31, 2019 and December 31, 2018, respectively.  The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.
13.	Segment Information

As of December 31, 2019, the Company owned and operated 299 multifamily apartment communities in 16 different states from which it derived all significant sources of earnings and operating cash flows.  The Company views each consolidated apartment community as an operating segment. The Company's chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants.

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

On the first day of each calendar year, the Company determines the composition of its Same Store and Non-Same Store and Other reportable segments for that year as well as adjusts the previous year, which allows the Company to evaluate full period-over-period operating comparisons.  Properties in development or lease-up are added to the Same Store portfolio on the first day of the calendar year after a community has been owned and stabilized for at least a full 12 months.  Communities are considered stabilized after achieving 90% occupancy for 90 days.  Communities that have been identified for disposition are excluded from the Same Store portfolio.

The chief operating decision maker utilizes net operating income, or NOI, in evaluating the performance of its operating segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale.  Management believes that NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not directly related to property operating performance.

Revenues and NOI for each reportable segment for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Revenues:
Same Store
Rental revenues	$1,505,775	$1,364,744	$1,313,836
Reimbursable property revenues (1)	—	91,020	88,774
Other property revenues	12,100	11,696	12,229
Total Same Store revenues	1,517,875	1,467,460	1,414,839
Non-Same Store and Other
Rental revenues	121,829	99,281	105,865
Reimbursable property revenues (1)	—	3,744	5,282
Other property revenues	1,313	861	3,001
Total Non-Same Store and Other revenues	123,142	103,886	114,148
Total rental and other property revenues	$1,641,017	$1,571,346	$1,528,987
Net Operating Income:
Same Store NOI	$956,075	$921,240	$889,176
Non-Same Store and Other NOI	72,097	55,518	63,080
Total NOI	1,028,172	976,758	952,256
Depreciation and amortization	(496,843)	(489,759)	(493,708)
Property management expenses	(55,011)	(47,633)	(43,588)
General and administrative expenses	(46,121)	(34,786)	(40,194)
Merger and integration expenses	—	(9,112)	(19,990)
Interest expense	(179,847)	(173,594)	(154,751)
Gain (loss) on sale of depreciable real estate assets	80,988	(39)	127,386
Gain on sale of non-depreciable real estate assets	12,047	4,532	21
Other non-operating income	25,275	5,434	14,353
Income tax expense	(3,696)	(2,611)	(2,619)
Income from real estate joint venture	1,654	1,832	1,370
Net income attributable to noncontrolling interests	(12,807)	(8,123)	(12,157)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders	$350,123	$219,211	$324,691
(1)

As a result of the adoption of ASC Topic 842 referenced in Note 1, for the year ended December 31, 2019, Same Store and Non-Same Store reimbursable property revenues of $94.7 million and $4.2 million, respectively, are reflected as rental revenues.

Assets for each reportable segment as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Assets:
Same Store	$9,661,935	$9,921,270
Non-Same Store and Other	1,362,974	1,233,351
Corporate assets	205,541	169,160
Total assets	$11,230,450	$11,323,781

14.	Real Estate Acquisitions and Dispositions

The following table reflects the Company's acquisition activity for the year ended December 31, 2019:

Multifamily Acquisitions	Market	Units	Date Acquired
The Greene	Greenville, SC	271	November 2019
Jefferson Sand Lake (1)	Orlando, FL	264	October 2019
Novel Midtown (2)	Phoenix, AZ	345	February 2019

Commercial Acquisition	Market	Sq Ft	Date Acquired
220 Riverside Retail (3)	Jacksonville, FL	14,941	August 2019

Land Acquisition	Market	Acres	Date Acquired
North Orange Avenue – Outparcel	Orlando, FL	2	April 2019

(1)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. The Company owns 95% of the joint venture that owns this property.
(2)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. The Company owns 80% of the joint venture that owns this property.
(3)	The Company acquired the ground floor retail portion of one of its existing multifamily apartment communities.

The following table reflects the Company's disposition activity for the year ended December 31, 2019:

Multifamily Dispositions	Market	Units	Date Sold
Ridge at Chenal Valley	Little Rock, AR	312	October 2019
Calais Forest	Little Rock, AR	260	November 2019
Napa Valley	Little Rock, AR	240	November 2019
Westside Creek	Little Rock, AR	308	November 2019
Palisades at Chenal Valley	Little Rock, AR	248	December 2019

Commercial Disposition	Market	Sq Ft	Date Sold
Poplar Avenue Office	Memphis, TN	42,000	March 2019

Land Dispositions	Market	Acres	Date Sold
Peachtree Road – Outparcel	Atlanta, GA	1	February 2019
Colonial Promenade – Outparcel	Huntsville, AL	4	April 2019
Forty Seven Canal Place – Outparcel	Gulf Shores, AL	45	October 2019
Craft Farms – Outparcel	Gulf Shores, AL	33	December 2019

15.	Selected Quarterly Financial Information of MAA (Unaudited)

The following table reflects MAA's selected quarterly financial information for the year ended December 31, 2019 (dollars in thousands, except per share data):

	Year Ended December 31, 2019
	First	Second	Third	Fourth
Rental and other property revenues	$401,178	$407,390	$415,632	$416,817
Net income	65,958	64,141	81,459	155,060
Net income available for MAA common shareholders	62,738	60,995	77,723	148,667
Per share:
Earnings per common share - basic	$0.55	$0.53	$0.68	$1.30
Earnings per common share - diluted	0.55	0.53	0.68	1.30

The following table reflects MAA's selected quarterly financial information for the year ended December 31, 2018 (dollars in thousands, except per share data):

	Year Ended December 31, 2018
	First	Second	Third	Fourth
Rental and other property revenues	$386,017	$390,073	$397,108	$398,148
Net income	50,820	61,981	54,704	63,517
Net income available for MAA common shareholders	48,097	58,885	51,869	60,360
Per share:
Earnings per common share - basic	$0.42	$0.52	$0.46	$0.53
Earnings per common share - diluted	0.42	0.52	0.46	0.53

16.	Selected Quarterly Financial Information of MAALP (Unaudited)

The following table reflects MAALP's selected quarterly financial information for the year ended December 31, 2019 (dollars in thousands, except per unit data):

	Year Ended December 31, 2019
	First	Second	Third	Fourth
Rental and other property revenues	$401,178	$407,390	$415,632	$416,817
Net income	65,958	64,141	81,459	155,060
Net income available for MAALP common unitholders	65,036	63,219	80,537	154,002
Per unit:
Earnings per common unit - basic	$0.55	$0.53	$0.68	$1.30
Earnings per common unit - diluted	0.55	0.53	0.68	1.30

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

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2019
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$2,141	$2,640	$30,983	$33,623	$(8,991)	$24,632	2009	2011
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,761	22,079	—	4,561	3,761	26,640	30,401	(8,107)	22,294	2010	2013
Colonial Village at Trussville	Birmingham, AL	—		3,402	31,813	—	3,287	3,402	35,100	38,502	(9,866)	28,636	1996/97	2013
Eagle Ridge	Birmingham, AL	—		851	7,667	—	4,736	851	12,403	13,254	(8,302)	4,952	1986	1998
Colonial Grand at Traditions	Gulf Shores,AL	—		3,211	25,162	—	2,875	3,211	28,037	31,248	(8,408)	22,840	2007	2013
Colonial Grand at Edgewater	Huntsville, AL	—		4,943	38,673	—	6,488	4,943	45,161	50,104	(11,276)	38,828	1990	2013
Paddock Club at Providence	Huntsville, AL	—		909	10,152	830	14,583	1,739	24,735	26,474	(15,146)	11,328	1993	1997
Colonial Grand at Madison	Madison, AL	—		3,601	28,934	—	1,849	3,601	30,783	34,384	(8,864)	25,520	2000	2013
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	2,017	1,290	14,255	15,545	(3,746)	11,799	2008	2013
Colonial Grand at Liberty Park	Vestavia Hills, AL	—		3,922	30,977	—	5,946	3,922	36,923	40,845	(10,703)	30,142	2000	2013
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	2,896	7,901	30,078	37,979	(11,872)	26,107	2007	2008
Residences at Fountainhead	Phoenix, AZ	—	(3)	12,212	56,705	—	1,132	12,212	57,837	70,049	(6,366)	63,683	2015	2016
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	2,509	2,668	17,086	19,754	(6,531)	13,223	2007	2009
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	4,058	12,741	51,759	64,500	(22,976)	41,524	2005	2006
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,219	26,255	—	2,343	4,219	28,598	32,817	(7,720)	25,097	2002	2013
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,612	20,273	—	2,490	3,612	22,763	26,375	(6,313)	20,062	1999	2013
Colonial Grand at OldTown Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	5,233	7,820	56,860	64,680	(15,311)	49,369	1994/95	2013
SkySong	Scottsdale, AZ	—		—	55,748	—	2,142	—	57,890	57,890	(7,075)	50,815	2014	2015
Sync 36 I	Denver, CO	—		18,887	81,317	134	4,625	19,021	85,942	104,963	(4,201)	100,762	2017	2018
Sync 36 II	Denver, CO	—		5,090	—	—	16,726	5,090	16,726	21,816	(228)	21,588	2019	2018
Post River North	Denver, CO	—		14,500	28,900	—	44,149	14,500	73,049	87,549	(5,147)	82,402	2018	2016
Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	5,726	1,024	14,945	15,969	(10,732)	5,237	1985	1996
Indigo Point	Brandon, FL	—		1,167	10,500	—	4,323	1,167	14,823	15,990	(9,602)	6,388	1989	2000
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	6,865	2,896	32,976	35,872	(21,933)	13,939	1998	1997
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	4,234	2,980	44,464	47,444	(11,937)	35,507	1999	2013
The Preserve at Coral Square	Coral Springs, FL	—		9,600	40,004	—	11,573	9,600	51,577	61,177	(26,530)	34,647	1996	2004
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	5,121	1,800	21,000	22,800	(10,970)	11,830	1999	1998
The Retreat at Magnolia Park	Gainesville, FL	—		2,040	16,338	—	987	2,040	17,325	19,365	(5,221)	14,144	2009	2011
Colonial Grand at Heathrow	Heathrow, FL	—		4,101	35,684	—	4,053	4,101	39,737	43,838	(11,024)	32,814	1997	2013
220 Riverside	Jacksonville, FL	—		2,381	35,514	—	7,722	2,381	43,236	45,617	(4,666)	40,951	2015	2012
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	1,941	4,000	21,436	25,436	(6,580)	18,856	2008	2011
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,923	854	11,423	12,277	(8,666)	3,611	1987	1995
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	5,620	1,533	19,455	20,988	(13,462)	7,526	1987	1997
Lakeside	Jacksonville, FL	—		1,430	12,883	—	8,825	1,430	21,708	23,138	(16,048)	7,090	1985	1996
Lighthouse at Fleming Island	Jacksonville, FL	—		4,047	35,052	—	5,714	4,047	40,766	44,813	(22,455)	22,358	2003	2003
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	3,220	1,411	18,187	19,598	(9,988)	9,610	1998	1998
St. Augustine	Jacksonville, FL	—		2,857	6,475	—	19,663	2,857	26,138	28,995	(13,342)	15,653	1987/ 2008	1995
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	1,521	6,417	37,590	44,007	(11,060)	32,947	2009	2011
Woodhollow	Jacksonville, FL	—		1,686	15,179	(8)	9,418	1,678	24,597	26,275	(17,793)	8,482	1986	1997
Colonial Grand at Town Park	Lake Mary, FL	—		5,742	56,562	—	5,605	5,742	62,167	67,909	(17,694)	50,215	2005	2013
Colonial Grand at Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	438	3,481	10,749	14,230	(3,150)	11,080	2004	2013
Colonial Grand at Lake Mary	Lake Mary, FL	—	(1)	6,346	41,539	—	23,620	6,346	65,159	71,505	(14,085)	57,420	2012	2013
Colonial Grand at Randal Lakes	Orlando, FL	—		5,659	50,553	—	11,136	5,659	61,689	67,348	(9,287)	58,061	2013	2013
Colonial Grand at Randal Lakes II	Orlando, FL	—		3,200	—	—	36,854	3,200	36,854	40,054	(2,837)	37,217	2013	2013
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	5,617	7,880	46,792	54,672	(12,331)	42,341	2006	2012
Colonial Grand at Heather Glen	Orlando, FL	—		4,662	56,988	—	6,482	4,662	63,470	68,132	(16,941)	51,191	2000	2013
Post Lake at Baldwin Park	Orlando, FL	—		18,101	144,200	—	2,728	18,101	146,928	165,029	(18,240)	146,789	2011	2016
Post Lakeside	Orlando, FL	—		7,046	52,585	—	713	7,046	53,298	60,344	(6,058)	54,286	2013	2016
Post Parkside	Orlando, FL	—		5,669	49,754	—	3,047	5,669	52,801	58,470	(6,651)	51,819	1999	2016
Park Crest at Innisbrook	Palm Harbor, FL	25,777		6,900	26,613	—	3,568	6,900	30,181	37,081	(11,639)	25,442	2000	2009
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	4,616	893	18,892	19,785	(10,754)	9,031	2000	1998
Colonial Village at Twin Lakes	Sanford, FL	22,286		3,091	47,793	—	2,754	3,091	50,547	53,638	(13,761)	39,877	2005	2013
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	14,765	1,480	19,570	21,050	(13,777)	7,273	1992	1997
Verandas at Southwood	Tallahassee, FL	—		3,600	25,914	—	1,361	3,600	27,275	30,875	(5,341)	25,534	2003	2011
Belmere	Tampa, FL	—		852	7,667	—	7,442	852	15,109	15,961	(10,861)	5,100	1984	1994
Links at Carrollwood	Tampa, FL	—		817	7,355	110	5,896	927	13,251	14,178	(8,978)	5,200	1980	1998
Post Bay at Rocky Point	Tampa, FL	—		4,541	28,381	—	1,542	4,541	29,923	34,464	(3,648)	30,816	1997	2016
Post Harbour Place	Tampa, FL	—		16,296	116,193	—	8,145	16,296	124,338	140,634	(15,944)	124,690	1997	2016
Post Hyde Park	Tampa, FL	—		16,891	95,259	—	5,245	16,891	100,504	117,395	(12,853)	104,542	1994	2016
Post Rocky Point	Tampa, FL	—		35,260	153,102	—	11,659	35,260	164,761	200,021	(20,256)	179,765	1994-1996	2016
Post Soho Square	Tampa, FL	—	(3)	5,190	56,296	—	418	5,190	56,714	61,904	(6,384)	55,520	2012	2016
Village Oaks	Tampa, FL	—		2,738	19,055	153	2,927	2,891	21,982	24,873	(8,554)	16,319	2005	2008
Colonial Grand at Hampton Preserve	Tampa, FL	—		6,233	69,535	—	1,852	6,233	71,387	77,620	(18,041)	59,579	2012	2013
Colonial Grand at Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	2,918	3,051	45,686	48,737	(11,929)	36,808	2004	2013
Colonial Grand at Windermere	Windermere, FL	—	(3)	2,711	36,710	—	1,522	2,711	38,232	40,943	(9,579)	31,364	2009	2013
Allure at Brookwood	Atlanta, GA	—	(1)	11,168	52,758	—	5,295	11,168	58,053	69,221	(15,536)	53,685	2008	2012
Allure in Buckhead Village	Atlanta, GA	—		8,633	19,844	—	7,324	8,633	27,168	35,801	(8,418)	27,383	2002	2012
The High Rise at Post Alexander	Atlanta, GA	—		8,435	92,294	—	151	8,435	92,445	100,880	(15,186)	85,694	2015	2016

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2019					-----------------	----------------------
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Post Alexander	Atlanta, GA	—		15,440	73,278	—	2,280	15,440	75,558	90,998	(7,470)	83,528	2006	2016
Post Briarcliff	Atlanta, GA	—		24,645	114,921	—	4,138	24,645	119,059	143,704	(14,258)	129,446	1996	2016
Post Brookhaven	Atlanta, GA	—		29,048	106,463	—	7,939	29,048	114,402	143,450	(14,588)	128,862	1989/92	2016
Post Chastain	Atlanta, GA	—		30,223	82,964	—	2,332	30,223	85,296	115,519	(10,162)	105,357	1990	2016
Post Crossing	Atlanta, GA	—		15,799	48,054	—	3,238	15,799	51,292	67,091	(6,284)	60,807	1995	2016
Post Gardens	Atlanta, GA	—		17,907	56,093	—	3,416	17,907	59,509	77,416	(7,713)	69,703	1996	2016
Post Glen	Atlanta, GA	—		13,878	51,079	—	4,328	13,878	55,407	69,285	(6,734)	62,551	1996	2016
Post Midtown	Atlanta, GA	—		7,000	44,000	—	40,268	7,000	84,268	91,268	(5,611)	85,657	2017	2016
Post Parkside	Atlanta, GA	—		11,025	34,277	—	1,491	11,025	35,768	46,793	(4,114)	42,679	1999	2016
Post Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	620	11,974	55,884	67,858	(6,503)	61,355	1992-1994/2009	2016
Post Riverside	Atlanta, GA	—		23,765	89,369	—	6,527	23,765	95,896	119,661	(12,894)	106,767	1996	2016
Post Spring	Atlanta, GA	—		18,596	57,819	—	4,519	18,596	62,338	80,934	(8,099)	72,835	1999	2016
Post Stratford	Atlanta, GA	—		—	30,051	—	2,800	—	32,851	32,851	(4,328)	28,523	1999	2016
Sanctuary at Oglethorpe	Atlanta, GA	—		6,875	31,441	—	6,949	6,875	38,390	45,265	(14,173)	31,092	1994	2008
Post Centennial Park	Atlanta, GA	—		13,650	10,950	—	61,577	13,650	72,527	86,177	(3,643)	82,534	2018	2016
Prescott	Duluth, GA	—	(2)	3,840	24,011	—	4,769	3,840	28,780	32,620	(14,796)	17,824	2001	2004
Colonial Grand at Berkeley Lake	Duluth, GA	—		1,960	15,707	—	2,400	1,960	18,107	20,067	(5,875)	14,192	1998	2013
Colonial Grand at River Oaks	Duluth, GA	—		4,360	13,579	—	2,626	4,360	16,205	20,565	(6,296)	14,269	1992	2013
Colonial Grand at River Plantation	Duluth, GA	—		2,059	19,158	—	2,763	2,059	21,921	23,980	(6,877)	17,103	1994	2013
Colonial Grand at McDaniel Farm	Duluth, GA	—		3,985	32,206	—	4,638	3,985	36,844	40,829	(11,637)	29,192	1997	2013
Colonial Grand at Pleasant Hill	Duluth, GA	—		6,753	32,202	—	5,299	6,753	37,501	44,254	(11,240)	33,014	1996	2013
Colonial Grand at Mount Vernon	Dunwoody, GA	—		6,861	23,748	—	3,794	6,861	27,542	34,403	(7,438)	26,965	1997	2013
Lake Lanier Club	Gainesville, GA	—	(2)	6,710	40,994	—	9,326	6,710	50,320	57,030	(25,292)	31,738	1998/2001	2005
Colonial Grand at Shiloh	Kennesaw, GA	—		4,864	45,893	—	5,182	4,864	51,075	55,939	(14,614)	41,325	2002	2013
Millstead Village	LaGrange, GA	—		3,100	29,240	—	1,932	3,100	31,172	34,272	(7,789)	26,483	1998	2008
Colonial Grand at Barrett Creek	Marietta, GA	—		5,661	26,186	—	3,255	5,661	29,441	35,102	(9,620)	25,482	1999	2013
Colonial Grand at Godley Station	Pooler, GA	7,842		1,800	35,454	—	3,866	1,800	39,320	41,120	(10,375)	30,745	2001	2013
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	1,459	1,750	32,352	34,102	(8,818)	25,284	2008	2013
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	2,183	1,500	27,045	28,545	(8,001)	20,544	2009	2011
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	3,695	1,288	15,274	16,562	(10,571)	5,991	1997	1998
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	4,772	2,441	41,635	44,076	(11,130)	32,946	1997	2013
Colonial Village at Greentree	Savannah, GA	—		1,710	10,494	—	2,030	1,710	12,524	14,234	(4,088)	10,146	1984	2013
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	1,633	2,521	9,856	12,377	(2,860)	9,517	1986	2013
Colonial Village at Marsh Cove	Savannah, GA	—		5,231	8,555	—	1,675	5,231	10,230	15,461	(3,428)	12,033	1983	2013
Oaks at Wilmington Island	Savannah, GA	—		2,910	25,315	(46)	4,968	2,864	30,283	33,147	(13,747)	19,400	1999	2006
Highlands of West Village	Smyrna, GA	—		14,410	73,733	—	7,605	14,410	81,338	95,748	(15,459)	80,289	2006/12	2014
Haven at Prairie Trace	Overland Park, KS	—		3,500	40,614	—	1,421	3,500	42,035	45,535	(5,063)	40,472	2015	2015
Grand Reserve at Pinnacle	Lexington, KY	—		2,024	31,525	—	6,570	2,024	38,095	40,119	(19,649)	20,470	2000	1998
Lakepointe	Lexington, KY	—		411	3,699	—	2,790	411	6,489	6,900	(4,872)	2,028	1986	1994
The Mansion	Lexington, KY	—		694	6,242	—	3,931	694	10,173	10,867	(7,692)	3,175	1989	1994
The Village	Lexington, KY	—		900	8,097	—	4,862	900	12,959	13,859	(9,861)	3,998	1989	1994
Stonemill Village	Louisville, KY	—		1,169	10,518	—	10,063	1,169	20,581	21,750	(15,189)	6,561	1985	1994
Crosswinds	Jackson, MS	—		1,535	13,826	—	6,428	1,535	20,254	21,789	(14,410)	7,379	1989	1996
Pear Orchard	Jackson, MS	—		1,351	12,168	—	8,874	1,351	21,042	22,393	(15,921)	6,472	1985	1994
Reflection Pointe	Jackson, MS	—		710	8,770	138	8,868	848	17,638	18,486	(12,826)	5,660	1986	1988
Lakeshore Landing	Ridgeland, MS	—		676	6,284	—	3,968	676	10,252	10,928	(5,503)	5,425	1974	1994
Market Station	Kansas City, MO	—		5,814	46,241	—	2,575	5,814	48,816	54,630	(12,251)	42,379	2010	2012
The Denton	Kansas City, MO	—		750	8,795	—	809	750	9,604	10,354	(1,019)	9,335	2014	2015
The Denton II	Kansas City, MO	—		770	—	—	24,397	770	24,397	25,167	(1,289)	23,878	2017	2015
The Denton III	Kansas City, MO	—		4,000	42,144	—	1,907	4,000	44,051	48,051	(5,775)	42,276	2013/14	2015
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	2,113	4,091	31,939	36,030	(8,840)	27,190	2009	2013
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	3,518	4,909	29,161	34,070	(8,533)	25,537	2007	2013
Colonial Village at Beaver Creek	Apex, NC	—		7,491	34,863	—	2,589	7,491	37,452	44,943	(9,809)	35,134	2007	2013
Hermitage at Beechtree	Cary, NC	—		900	8,099	—	5,267	900	13,366	14,266	(9,113)	5,153	1988	1997
Waterford Forest	Cary, NC	—	(2)	4,000	20,250	—	4,131	4,000	24,381	28,381	(12,221)	16,160	1996	2005
1225 South Church I	Charlotte, NC	—		9,612	22,342	—	28,834	9,612	51,176	60,788	(10,860)	49,928	2010	2010
Colonial Grand at Ayrsley	Charlotte, NC	—		2,481	52,119	—	14,683	2,481	66,802	69,283	(16,143)	53,140	2008	2013
Colonial Grand at Beverly Crest	Charlotte, NC	—		3,161	24,004	—	3,305	3,161	27,309	30,470	(7,335)	23,135	1996	2013
Colonial Grand at Legacy Park	Charlotte, NC	—		2,891	28,272	—	2,861	2,891	31,133	34,024	(8,502)	25,522	2001	2013
Colonial Grand at Mallard Creek	Charlotte, NC	—		4,591	27,713	—	2,293	4,591	30,006	34,597	(8,302)	26,295	2005	2013
Colonial Grand at Mallard Lake	Charlotte, NC	—		3,250	31,389	—	4,623	3,250	36,012	39,262	(10,139)	29,123	1998	2013
Colonial Grand at University Center	Charlotte, NC	—		1,620	17,499	—	975	1,620	18,474	20,094	(4,753)	15,341	2005	2013
Colonial Reserve at South End	Charlotte, NC	—		4,628	44,282	—	12,031	4,628	56,313	60,941	(8,234)	52,707	2013	2013
Colonial Village at Chancellor Park	Charlotte, NC	—		5,311	28,016	—	4,688	5,311	32,704	38,015	(8,916)	29,099	1999	2013
Colonial Village at South Tryon	Charlotte, NC	—		2,260	19,489	—	2,330	2,260	21,819	24,079	(5,977)	18,102	2002	2013
Colonial Village at Timber Crest	Charlotte, NC	—		2,901	17,192	—	2,870	2,901	20,062	22,963	(5,219)	17,744	2000	2013
Enclave	Charlotte, NC	—		1,461	18,984	—	1,439	1,461	20,423	21,884	(4,800)	17,084	2008	2013
Post Ballantyne	Charlotte, NC	—		16,216	44,817	—	2,698	16,216	47,515	63,731	(5,770)	57,961	2004	2016
Post Gateway Place	Charlotte, NC	—		17,528	57,444	—	4,397	17,528	61,841	79,369	(8,021)	71,348	2000	2016
Post Park at Phillips Place	Charlotte, NC	—		20,869	65,517	—	4,950	20,869	70,467	91,336	(8,729)	82,607	1996	2016
Post South End	Charlotte, NC	—		18,835	58,795	—	2,136	18,835	60,931	79,766	(6,803)	72,963	2009	2016
Post Uptown Place	Charlotte, NC	—		10,888	30,078	—	2,196	10,888	32,274	43,162	(4,034)	39,128	2000	2016
Colonial Grand at Cornelius	Cornelius, NC	—		4,571	29,151	—	1,749	4,571	30,900	35,471	(8,758)	26,713	2009	2013
Colonial Grand at Patterson Place	Durham, NC	—		2,590	27,126	—	3,459	2,590	30,585	33,175	(8,218)	24,957	1997	2013
Colonial Village at Deerfield	Durham, NC	—		3,271	15,609	—	1,692	3,271	17,301	20,572	(5,556)	15,016	1985	2013
Colonial Grand at Research Park	Durham, NC	—		4,201	37,682	—	3,420	4,201	41,102	45,303	(11,279)	34,024	2002	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2019
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Colonial Grand at Huntersville	Huntersville, NC	—		4,251	31,948	—	3,139	4,251	35,087	39,338	(9,644)	29,694	2008	2013
Colonial Village at Matthews	Matthews, NC	—		3,071	21,830	—	5,249	3,071	27,079	30,150	(8,434)	21,716	2008	2013
Colonial Grand at Matthews Commons	Matthews, NC	—		3,690	28,536	—	2,357	3,690	30,893	34,583	(8,470)	26,113	2008	2013
Colonial Grand at Arringdon	Morrisville, NC	—		6,401	31,134	—	3,734	6,401	34,868	41,269	(9,465)	31,804	2003	2013
Colonial Grand at Brier Creek	Raleigh, NC	—		7,372	50,202	—	2,589	7,372	52,791	60,163	(13,800)	46,363	2010	2013
Colonial Grand at Brier Falls	Raleigh, NC	—		6,572	48,910	—	2,375	6,572	51,285	57,857	(13,103)	44,754	2008	2013
Colonial Grand at Crabtree Valley	Raleigh, NC	—		2,241	18,434	—	2,078	2,241	20,512	22,753	(5,207)	17,546	1997	2013
Hue	Raleigh, NC	—		3,690	29,910	—	2,635	3,690	32,545	36,235	(8,522)	27,713	2009	2010
Colonial Grand at Trinity Commons	Raleigh, NC	—		5,232	45,138	—	4,133	5,232	49,271	54,503	(13,833)	40,670	2000/02	2013
Post Parkside at Wade	Raleigh, NC	—		7,196	51,972	—	1,212	7,196	53,184	60,380	(6,259)	54,121	2011	2016
Post Parkside at Wade II	Raleigh, NC	—		9,450	46,316	587	1,636	10,037	47,952	57,989	(8,923)	49,066	2017	2016
Post Parkside at Wade III	Raleigh, NC	—		2,200	—	—	21,523	2,200	21,523	23,723	(283)	23,440	2019	2016
Preserve at Brier Creek	Raleigh, NC	—		5,850	21,980	(19)	25,997	5,831	47,977	53,808	(19,476)	34,332	2004	2006
Providence at Brier Creek	Raleigh, NC	—		4,695	29,007	—	2,211	4,695	31,218	35,913	(12,347)	23,566	2007	2008
Tanglewood	Anderson, SC	—		427	3,853	—	3,065	427	6,918	7,345	(5,518)	1,827	1980	1994
Colonial Grand at Cypress Cove	Charleston, SC	—		3,610	28,645	—	2,475	3,610	31,120	34,730	(8,683)	26,047	2001	2013
Colonial Village at Hampton Pointe	Charleston, SC	—		3,971	22,790	—	6,112	3,971	28,902	32,873	(7,846)	25,027	1986	2013
Colonial Grand at Quarterdeck	Charleston, SC	—		920	24,097	—	6,135	920	30,232	31,152	(8,238)	22,914	1987	2013
Colonial Village at Westchase	Charleston, SC	—		4,571	20,091	—	4,373	4,571	24,464	29,035	(7,483)	21,552	1985	2013
River's Walk	Charleston, SC	—		8,831	39,430	—	1,847	8,831	41,277	50,108	(5,699)	44,409	2013/16	2013
1201 Midtown	Charleston, SC	—		11,929	57,885	—	677	11,929	58,562	70,491	(5,346)	65,145	2015	2016
1201 Midtown II	Charleston, SC	—		6,750	5,874	—	16,021	6,750	21,895	28,645	(826)	27,819	2018	2016
The Fairways	Columbia, SC	—		910	8,207	—	3,446	910	11,653	12,563	(8,994)	3,569	1992	1994
Paddock Club Columbia	Columbia, SC	—		1,840	16,560	—	5,450	1,840	22,010	23,850	(15,348)	8,502	1991	1997
Colonial Village at Windsor Place	Goose Creek, SC	—		1,321	14,163	—	3,343	1,321	17,506	18,827	(5,448)	13,379	1985	2013
Highland Ridge	Greenville, SC	—		482	4,337	—	2,982	482	7,319	7,801	(5,037)	2,764	1984	1995
Howell Commons	Greenville, SC	—		1,304	11,740	—	4,126	1,304	15,866	17,170	(11,380)	5,790	1987	1997
Paddock Club Greenville	Greenville, SC	—		1,200	10,800	—	2,677	1,200	13,477	14,677	(9,306)	5,371	1996	1997
Park Haywood	Greenville, SC	—		325	2,925	35	4,816	360	7,741	8,101	(5,797)	2,304	1983	1993
Spring Creek	Greenville, SC	—		597	5,374	(14)	3,031	583	8,405	8,988	(6,216)	2,772	1985	1995
Innovation Apartment Homes	Greenville, SC	—		4,437	52,026	—	1,546	4,437	53,572	58,009	(6,098)	51,911	2015	2016
The Greene	Greenville, SC	—		5,420	66,546	7	103	5,427	66,649	72,076	(158)	71,918	2019	2019
Runaway Bay	Mt. Pleasant, SC	—		1,085	7,269	12	6,840	1,097	14,109	15,206	(9,997)	5,209	1988	1995
Colonial Grand at Commerce Park	North Charleston, SC	—		2,780	33,966	—	2,840	2,780	36,806	39,586	(9,678)	29,908	2008	2013
535 Brookwood	Simpsonville, SC	11,690		1,216	18,666	—	1,775	1,216	20,441	21,657	(6,856)	14,801	2008	2010
Park Place	Spartanburg, SC	—		723	6,504	—	3,161	723	9,665	10,388	(6,966)	3,422	1987	1997
Farmington Village	Summerville, SC	—		2,800	26,295	—	2,613	2,800	28,908	31,708	(12,090)	19,618	2007	2007
Colonial Village at Waters Edge	Summerville, SC	—		2,103	9,187	—	4,217	2,103	13,404	15,507	(4,789)	10,718	1985	2013
Hamilton Pointe	Chattanooga, TN	—		1,131	10,632	—	4,722	1,131	15,354	16,485	(8,518)	7,967	1989	1992
Hidden Creek	Chattanooga, TN	—		972	8,954	—	6,360	972	15,314	16,286	(7,235)	9,051	1987	1988
Steeplechase	Chattanooga, TN	—		217	1,957	—	3,513	217	5,470	5,687	(3,822)	1,865	1986	1991
Windridge	Chattanooga, TN	—		817	7,416	—	4,558	817	11,974	12,791	(8,409)	4,382	1984	1997
Kirby Station	Memphis, TN	—		1,148	10,337	—	10,656	1,148	20,993	22,141	(14,910)	7,231	1978	1994
Lincoln on the Green	Memphis, TN	—		1,498	20,483	—	17,155	1,498	37,638	39,136	(27,288)	11,848	1992	1994
Park Estate	Memphis, TN	—		178	1,141	—	4,099	178	5,240	5,418	(3,950)	1,468	1974	1977
Reserve at Dexter Lake	Memphis, TN	—		1,260	16,043	2,147	42,810	3,407	58,853	62,260	(28,908)	33,352	2000	1998
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	3,776	915	18,550	19,465	(10,187)	9,278	1999	1998
Acklen West End	Nashville, TN	—		12,761	58,906	—	1,061	12,761	59,967	72,728	(4,369)	68,359	2015	2017
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	2,146	4,950	30,199	35,149	(8,800)	26,349	2010	2011
Avondale at Kennesaw	Nashville, TN	16,110		3,456	22,443	—	3,384	3,456	25,827	29,283	(8,530)	20,753	2008	2010
Brentwood Downs	Nashville, TN	—		1,193	10,739	(2)	8,918	1,191	19,657	20,848	(12,910)	7,938	1986	1994
Charlotte at Midtown	Nashville, TN	—		7,898	54,480	—	1,046	7,898	55,526	63,424	(4,452)	58,972	2016	2017
Colonial Grand at Bellevue	Nashville, TN	19,654		17,278	64,196	(2)	4,799	17,276	68,995	86,271	(14,544)	71,727	1996 / 2015	2013
Grand View Nashville	Nashville, TN	—		2,963	33,673	—	8,767	2,963	42,440	45,403	(21,265)	24,138	2001	1998
Monthaven Park	Nashville, TN	—		2,736	28,902	—	6,143	2,736	35,045	37,781	(18,873)	18,908	2000	2004
Park at Hermitage	Nashville, TN	—		1,524	14,800	—	9,496	1,524	24,296	25,820	(18,141)	7,679	1987	1995
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	52,305	6,670	52,305	58,975	(10,230)	48,745	2012	2010
Verandas at Sam Ridley	Nashville, TN	19,828		3,350	28,308	—	3,048	3,350	31,356	34,706	(10,201)	24,505	2009	2010
Balcones Woods	Austin, TX	—		1,598	14,398	—	10,035	1,598	24,433	26,031	(17,071)	8,960	1983	1997
Colonial Grand at Canyon Creek	Austin, TX	—		3,621	32,137	—	1,965	3,621	34,102	37,723	(9,409)	28,314	2008	2013
Colonial Grand at Canyon Ranch	Austin, TX	—		3,778	20,201	—	2,377	3,778	22,578	26,356	(6,907)	19,449	2003	2013
Colonial Grand at Double Creek	Austin, TX	—		3,131	29,375	—	1,050	3,131	30,425	33,556	(8,413)	25,143	2013	2013
Colonial Grand at Onion Creek	Austin, TX	—		4,902	33,010	—	2,277	4,902	35,287	40,189	(9,883)	30,306	2009	2013
Grand Reserve at Sunset Valley	Austin, TX	—		3,150	11,393	—	3,877	3,150	15,270	18,420	(7,842)	10,578	1996	2004
Colonial Village at Quarry Oaks	Austin, TX	—		4,621	34,461	—	6,446	4,621	40,907	45,528	(12,562)	32,966	1996	2013
Colonial Grand at Wells Branch	Austin, TX	—	(3)	3,094	32,283	294	1,865	3,388	34,148	37,536	(8,933)	28,603	2008	2013
Legacy at Western Oaks	Austin, TX	—	(1)	9,100	49,339	—	1,094	9,100	50,433	59,533	(13,984)	45,549	2001	2009
Post Barton Creek	Austin, TX	—		8,683	21,497	—	1,243	8,683	22,740	31,423	(3,159)	28,264	1998	2016
Post Park Mesa	Austin, TX	—		4,653	19,828	—	949	4,653	20,777	25,430	(2,527)	22,903	1992	2016
Post South Lamar	Austin, TX	—		11,542	41,293	—	2,181	11,542	43,474	55,016	(6,450)	48,566	2011	2016
Post South Lamar II	Austin, TX	—		9,000	32,800	—	20,130	9,000	52,930	61,930	(3,724)	58,206	2017	2016
Post West Austin	Austin, TX	—	(3)	7,805	48,843	—	1,423	7,805	50,266	58,071	(7,403)	50,668	2009	2016
Silverado	Austin, TX	—		2,900	24,009	—	4,418	2,900	28,427	31,327	(13,376)	17,951	2003	2006
Stassney Woods	Austin, TX	—		1,621	7,501	—	8,619	1,621	16,120	17,741	(10,746)	6,995	1985	1995
Sixty 600	Austin, TX	—		2,281	6,169	—	8,290	2,281	14,459	16,740	(9,544)	7,196	1987	1995
The Woods on Barton Skyway	Austin, TX	—		1,405	12,769	—	10,244	1,405	23,013	24,418	(11,343)	13,075	1977	1997

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2019
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Colonial Village at Shoal Creek	Bedford, TX	—		4,982	27,377	—	4,024	4,982	31,401	36,383	(9,230)	27,153	1996	2013
Colonial Village at Willow Creek	Bedford, TX	—		3,109	33,488	—	8,223	3,109	41,711	44,820	(12,218)	32,602	1996	2013
Colonial Grand at Hebron	Carrollton, TX	—		4,231	42,237	—	1,512	4,231	43,749	47,980	(10,937)	37,043	2011	2013
Colonial Grand at Silverado	Cedar Park, TX	—		3,282	24,935	—	1,575	3,282	26,510	29,792	(7,245)	22,547	2005	2013
Colonial Grand at Silverado Reserve	Cedar Park, TX	—		3,951	31,705	—	2,256	3,951	33,961	37,912	(9,071)	28,841	2005	2013
Grand Cypress	Cypress, TX	—		3,881	24,267	—	1,537	3,881	25,804	29,685	(5,539)	24,146	2008	2013
Courtyards at Campbell	Dallas, TX	—		988	8,893	—	4,166	988	13,059	14,047	(8,952)	5,095	1986	1998
Deer Run	Dallas, TX	—		1,252	11,271	—	5,053	1,252	16,324	17,576	(11,455)	6,121	1985	1998
Grand Courtyard	Dallas, TX	—		2,730	22,240	—	4,669	2,730	26,909	29,639	(12,285)	17,354	2000	2006
Legends at Lowe's Farm	Dallas, TX	—		5,016	41,091	—	2,844	5,016	43,935	48,951	(13,043)	35,908	2008	2011
Colonial Reserve at Medical District	Dallas, TX	—		4,050	33,779	—	2,540	4,050	36,319	40,369	(8,655)	31,714	2007	2013
Post Abbey	Dallas, TX	—		2,711	4,369	—	282	2,711	4,651	7,362	(588)	6,774	1996	2016
Post Addison Circle	Dallas, TX	—		12,308	189,419	—	11,330	12,308	200,749	213,057	(24,380)	188,677	1998-2000	2016
Post Cole's Corner	Dallas, TX	—		13,030	14,383	—	2,394	13,030	16,777	29,807	(2,354)	27,453	1998	2016
Post Eastside	Dallas, TX	—		7,134	58,095	—	1,213	7,134	59,308	66,442	(7,908)	58,534	2008	2016
Post Gallery	Dallas, TX	—		4,391	7,910	—	894	4,391	8,804	13,195	(1,349)	11,846	1999	2016
Post Heights	Dallas, TX	—		26,245	37,922	—	1,160	26,245	39,082	65,327	(5,198)	60,129	1998-1999/2009	2016
Post Katy Trail	Dallas, TX	—		10,333	32,456	—	819	10,333	33,275	43,608	(3,806)	39,802	2010	2016
Post Legacy	Dallas, TX	—	(3)	6,575	55,277	—	3,630	6,575	58,907	65,482	(7,083)	58,399	2000	2016
Post Meridian	Dallas, TX	—		8,780	13,654	—	427	8,780	14,081	22,861	(1,921)	20,940	1991	2016
Post Sierra at Frisco Bridges	Dallas, TX	—		6,777	32,553	—	830	6,777	33,383	40,160	(4,943)	35,217	2009	2016
Post Square	Dallas, TX	—		13,178	24,048	—	2,059	13,178	26,107	39,285	(3,124)	36,161	1996	2016
Post Uptown Village	Dallas, TX	—		34,974	33,213	—	4,541	34,974	37,754	72,728	(5,119)	67,609	1995/2000	2016
Post Vineyard	Dallas, TX	—		7,966	7,471	—	1,040	7,966	8,511	16,477	(1,097)	15,380	1996	2016
Post Vintage	Dallas, TX	—		13,621	8,608	—	1,517	13,621	10,125	23,746	(1,366)	22,380	1993	2016
Post Worthington	Dallas, TX	—		13,713	43,268	—	1,552	13,713	44,820	58,533	(5,426)	53,107	1993/2008	2016
Watermark	Dallas, TX	—	(2)	960	14,438	—	3,130	960	17,568	18,528	(9,253)	9,275	2002	2004
Colonial Grand at Bear Creek	Euless, TX	—		6,453	30,048	—	3,199	6,453	33,247	39,700	(10,099)	29,601	1998	2013
Colonial Grand at Fairview	Fairview, TX	—		2,171	35,077	—	1,161	2,171	36,238	38,409	(8,941)	29,468	2012	2013
La Valencia at Starwood	Frisco, TX	—		3,240	26,069	—	1,851	3,240	27,920	31,160	(9,131)	22,029	2009	2010
Colonial Reserve at Frisco Bridges	Frisco, TX	—		1,968	34,018	—	1,642	1,968	35,660	37,628	(8,643)	28,985	2013	2013
Colonial Village at Grapevine	Grapevine, TX	—		2,351	29,757	—	6,465	2,351	36,222	38,573	(10,022)	28,551	1985/86	2013
Greenwood Forest	Houston, TX	—		3,465	23,482	—	1,150	3,465	24,632	28,097	(5,897)	22,200	1994	2013
Legacy Pines	Houston, TX	—	(2)	2,157	19,066	(15)	4,170	2,142	23,236	25,378	(12,904)	12,474	1999	2003
Park Place (Houston)	Houston, TX	—		2,061	15,830	—	3,264	2,061	19,094	21,155	(8,596)	12,559	1996	2007
Post Midtown Square	Houston, TX	—		19,038	89,570	—	2,602	19,038	92,172	111,210	(11,984)	99,226	1999/2013	2016
Post 510	Houston, TX	—		7,227	33,366	—	426	7,227	33,792	41,019	(4,713)	36,306	2014	2016
Post Afton Oaks	Houston, TX	—		11,503	65,469	—	3,515	11,503	68,984	80,487	(10,736)	69,751	2017	2016
Ranchstone	Houston, TX	—		1,480	14,807	—	2,941	1,480	17,748	19,228	(7,772)	11,456	1996	2007
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	4,199	1,968	24,127	26,095	(11,050)	15,045	1999	2006
Retreat at Vintage Park	Houston, TX	—	(3)	8,211	40,352	—	1,092	8,211	41,444	49,655	(5,573)	44,082	2014	2014
Yale at 6th	Houston, TX	—	(1)	13,107	62,764	—	1,345	13,107	64,109	77,216	(6,319)	70,897	2015	2016
Cascade at Fall Creek	Humble, TX	—		5,985	40,011	—	3,312	5,985	43,323	49,308	(17,998)	31,310	2007	2007
Bella Casita	Irving, TX	—	(2)	2,521	26,432	—	2,560	2,521	28,992	31,513	(9,293)	22,220	2007	2010
Remington Hills	Irving, TX	—		4,390	21,822	—	12,278	4,390	34,100	38,490	(9,256)	29,234	1984	2013
Colonial Reserve at Las Colinas	Irving, TX	—	(1)	3,902	40,691	—	1,881	3,902	42,572	46,474	(10,301)	36,173	2006	2013
Colonial Grand at Valley Ranch	Irving, TX	22,286		5,072	37,397	—	13,157	5,072	50,554	55,626	(14,925)	40,701	1997	2013
Colonial Village at Oakbend	Lewisville, TX	—		5,598	28,616	—	5,009	5,598	33,625	39,223	(9,544)	29,679	1997	2013
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	4,769	1,130	32,827	33,957	(11,196)	22,761	2009	2010
Venue at Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	1,741	4,034	21,269	25,303	(4,668)	20,635	2000	2013
Cityscape at Market Center	Plano, TX	—		16,894	110,705	—	2,492	16,894	113,197	130,091	(14,691)	115,400	2013/15	2014
Highwood	Plano, TX	—		864	7,783	—	3,631	864	11,414	12,278	(7,893)	4,385	1983	1998
Los Rios Park	Plano, TX	—		3,273	28,823	—	6,921	3,273	35,744	39,017	(19,360)	19,657	2000	2003
Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	7,025	3,382	33,955	37,337	(16,567)	20,770	1999	2005
Copper Ridge	Roanoke, TX	—		3,336	—	—	21,806	3,336	21,806	25,142	(6,506)	18,636	2009	2008
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	2,376	5,511	38,617	44,128	(10,589)	33,539	2009	2013
Colonial Grand at Round Rock	Round Rock, TX	—		4,691	45,379	—	2,738	4,691	48,117	52,808	(12,809)	39,999	1997	2013
Colonial Village at Sierra Vista	Round Rock, TX	—		2,561	16,488	—	3,815	2,561	20,303	22,864	(6,188)	16,676	1999	2013
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	3,026	2,380	30,008	32,388	(9,674)	22,714	2009	2011
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	1,590	4,257	38,349	42,606	(5,411)	37,195	2014	2014
Haven at Blanco	San Antonio, TX	—		5,450	45,958	—	3,419	5,450	49,377	54,827	(13,066)	41,761	2010	2012
Stone Ranch at Westover Hills	San Antonio, TX	—		4,000	24,992	—	2,961	4,000	27,953	31,953	(9,964)	21,989	2009	2009
Cypresswood Court	Spring, TX	—	(2)	576	5,190	—	5,165	576	10,355	10,931	(6,378)	4,553	1984	1994
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	3,179	1,918	19,025	20,943	(9,804)	11,139	1996	2004
Green Tree Place	Woodlands, TX	—	(2)	539	4,850	—	3,929	539	8,779	9,318	(6,438)	2,880	1984	1994
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	1,193	11,044	37,882	48,926	(5,561)	43,365	2013	2014
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	3,565	5,280	34,906	40,186	(9,885)	30,301	2002	2012
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	2,549	4,842	24,226	29,068	(5,977)	23,091	1980	2013
Seasons at Celebrate Virginia	Fredericksburg, VA	—		14,490	32,083	—	40,065	14,490	72,148	86,638	(15,520)	71,118	2011	2011
Station Square at Cosner's Corner	Fredericksburg, VA	—		12,825	51,078	—	1,651	12,825	52,729	65,554	(7,962)	57,592	2013/16	2013
Apartments at Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	2,674	10,990	51,370	62,360	(7,440)	54,920	2012	2016
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	3,266	4,851	24,944	29,795	(6,757)	23,038	1986	2013
Colonial Village at West End	Glen Allen, VA	—		4,661	18,908	—	2,943	4,661	21,851	26,512	(5,919)	20,593	1987	2013
Township	Hampton, VA	—		1,509	8,189	—	8,663	1,509	16,852	18,361	(11,425)	6,936	1987	1995
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	4,768	6,733	33,989	40,722	(9,654)	31,068	1989	2013
Ashley Park	Richmond, VA	—		4,761	13,365	—	2,363	4,761	15,728	20,489	(4,968)	15,521	1988	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2019
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	3,662	6,021	32,666	38,687	(9,211)	29,476	1984	2013
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	6,079	4,930	41,677	46,607	(12,283)	34,324	2003	2011
Retreat at West Creek	Richmond, VA	—		7,112	36,136	—	1,957	7,112	38,093	45,205	(4,699)	40,506	2015	2015
Retreat at West Creek II	Richmond, VA	—		3,000	—	—	12,141	3,000	12,141	15,141	(859)	14,282	2017	2015
Radius	Newport News, VA	—		5,040	36,481	—	3,070	5,040	39,551	44,591	(4,966)	39,625	2012	2015
Post Carlyle Square	Washington D.C.	—		29,728	154,309	—	2,338	29,728	156,647	186,375	(18,306)	168,069	2006/13	2016
Post Corners at Trinity Center	Washington D.C.	—		7,664	70,012	—	2,011	7,664	72,023	79,687	(8,487)	71,200	1996	2016
Post Fallsgrove	Washington D.C.	—		17,524	58,896	—	2,783	17,524	61,679	79,203	(7,557)	71,646	2003	2016
Post Park	Washington D.C.	—		5,355	79,842	—	1,732	5,355	81,574	86,929	(12,442)	74,487	2010	2016
Post Pentagon Row	Washington D.C.	—		30,452	125,091	—	6,189	30,452	131,280	161,732	(16,006)	145,726	2001	2016
Post Tysons Corner	Washington D.C.	—		30,776	82,021	—	3,129	30,776	85,150	115,926	(10,043)	105,883	1990	2016
Total Residential Properties		145,473		1,820,078	9,941,939	5,286	1,691,471	1,825,364	11,633,410	13,458,774	(2,915,332)	10,543,442
Colonial Promenade at Huntsville Retail	Huntsville, AL	—		1,748	—	—	—	1,748	—	1,748	—	1,748	2017	2013
220 Riverside Retail	Jacksonville, FL	—		119	2,902	—	7	119	2,909	3,028	(40)	2,988	2015	2019
Allure in Buckhead Retail	Atlanta, GA	—		867	3,465	—	430	867	3,895	4,762	(928)	3,834	2012	2012
Highlands of West Village Retail	Smyrna, GA	—		2,500	8,446	908	1,356	3,408	9,802	13,210	(1,742)	11,468	2012	2014
The Denton Retail	Kansas City, MO	—		700	4,439	—	510	700	4,949	5,649	(606)	5,043	2014	2015
1225 South Church Retail	Charlotte, NC	—		43	199	9	242	52	441	493	(140)	353	2010	2010
Bella Casita at Las Colinas Retail	Irving, TX	—	(2)	46	186	—	164	46	350	396	(102)	294	2007	2010
Times Square at Craig Ranch Retail	McKinney, TX	—		253	1,310	—	3,551	253	4,861	5,114	(755)	4,359	2009	2010
Post Rocky Point Retail	Tampa, FL	—		34	51	—	272	34	323	357	(79)	278	1994-1996	2016
Post Training Facility	Atlanta, GA	—		1,092	968	—	32	1,092	1,000	2,092	(245)	1,847	1999	2016
Post Riverside Office	Atlanta, GA	—		9,680	22,108	—	8,435	9,680	30,543	40,223	(4,560)	35,663	1996	2016
Post Riverside Retail	Atlanta, GA	—		889	2,340	—	2,568	889	4,908	5,797	(499)	5,298	1996	2016
Post Harbour Place Retail	Tampa, FL	—		386	4,315	—	306	386	4,621	5,007	(571)	4,436	1997	2016
Post Soho Square Retail	Tampa, FL	—		268	4,033	—	6	268	4,039	4,307	(674)	3,633	2012	2016
Post Parkside Atlanta Retail	Atlanta, GA	—		426	1,089	—	21	426	1,110	1,536	(146)	1,390	1999	2016
Post Uptown Place Retail	Charlotte, NC	—		319	1,144	—	11	319	1,155	1,474	(159)	1,315	1998	2016
Post Uptown Leasing Center	Charlotte, NC	—		1,290	1,488	—	114	1,290	1,602	2,892	(186)	2,706	1998	2016
Post Park Maryland Retail	Washington D.C.	—		25	137	—	—	25	137	162	(14)	148	2007	2016
Post South End Retail	Charlotte, NC	—		470	1,289	—	121	470	1,410	1,880	(205)	1,675	2009	2016
Post Gateway Place Retail	Charlotte, NC	—		318	1,430	—	24	318	1,454	1,772	(222)	1,550	2000	2016
Post Parkside at Wade Retail	Raleigh, NC	—		317	4,552	—	71	317	4,623	4,940	(774)	4,166	2011	2016
Hue Retail	Raleigh, NC	—		—	2,129	—	65	—	2,194	2,194	(103)	2,091	2010	2018
Post Parkside Orlando Retail	Orlando, FL	—		742	11,924	—	1,119	742	13,043	13,785	(1,604)	12,181	1999	2016
Post Carlyle Square Retail	Washington D.C.	—		1,048	7,930	—	38	1,048	7,968	9,016	(1,002)	8,014	2006/16	2016
Post Coles Corner Retail	Dallas, TX	—		347	716	—	52	347	768	1,115	(117)	998	1998	2016
Post Square Retail	Dallas, TX	—		1,581	5,982	—	277	1,581	6,259	7,840	(810)	7,030	1996	2016
Post Worthington Retail	Dallas, TX	—		108	495	—	359	108	854	962	(64)	898	1993/2008	2016
Post Heights Retail	Dallas, TX	—		1,066	3,314	—	100	1,066	3,414	4,480	(475)	4,005	1997	2016
Post Eastside Retail	Dallas, TX	—		682	10,645	—	209	682	10,854	11,536	(1,417)	10,119	2008	2016
Post Addison Circle Retail	Dallas, TX	—		448	21,386	—	1,768	448	23,154	23,602	(3,551)	20,051	1998-2000	2016
Post Addison Circle Office	Dallas, TX	—		1,395	4,280	—	693	1,395	4,973	6,368	(977)	5,391	1998-2000	2016
Post Sierra Frisco Bridges Retail	Dallas, TX	—		779	6,593	—	557	779	7,150	7,929	(998)	6,931	2009	2016
Post Katy Trail Retail	Dallas, TX	—		465	4,883	—	35	465	4,918	5,383	(589)	4,794	2010	2016
Post Midtown Square Retail	Houston, TX	—		1,327	16,005	—	256	1,327	16,261	17,588	(1,984)	15,604	1999/2013	2016
Rise Condo Devel LP Retail	Houston, TX	—		—	2,280	—	—	—	2,280	2,280	(313)	1,967	1999/2013	2016
Post Legacy Retail	Dallas, TX	—		150	3,334	—	346	150	3,680	3,830	(428)	3,402	2000	2016
Post South Lamar Retail	Austin, TX	—		421	3,072	—	436	421	3,508	3,929	(427)	3,502	2011	2016
The Greene Retail	Greenville, SC	—		—	—	—	—	—	—	—	—	—	2019	2019
Total Retail / Commercial Properties		—		32,349	170,859	917	24,551	33,266	195,410	228,676	(27,506)	201,170
Copper Ridge II	Roanoke, TX	—		830	—	—	19,350	830	19,350	20,180	—	20,180	N/A	2008
MAA at Frisco Bridges II	Dallas, TX	—		6,100	—	—	37,491	6,100	37,491	43,591	—	43,591	N/A	2016
Novel Midtown	Phoenix, AZ	—		9,381	—	—	20,734	9,381	20,734	30,115	—	30,115	N/A	2019
Jefferson Sand Lake	Orlando, FL	—		7,704	—	—	7,695	7,704	7,695	15,399	—	15,399	N/A	2019
Westglenn	Denver, CO	—		8,077	—	—	9,398	8,077	9,398	17,475	—	17,475	N/A	2018
Long Point	Houston, TX	—		9,031	—	—	1,437	9,031	1,437	10,468	—	10,468	N/A	2018
336 N Orange	Orlando, FL	—		6,004	—	—	6,819	6,004	6,819	12,823	—	12,823	N/A	2018
Total Active Development Properties		—		47,127	—	—	102,924	47,127	102,924	150,051	—	150,051
Total Properties		145,473		1,899,554	10,112,798	6,203	1,818,946	1,905,757	11,931,744	13,837,501	(2,942,838)	10,894,663
Total Land Held for Future Developments		—		34,548	—	—	—	34,548	—	34,548	—	34,548	N/A	Various
Corporate Properties		—		—	—	—	26,658	—	26,658	26,658	(12,415)	14,243	Various	Various
Total Other		—		34,548	—	—	26,658	34,548	26,658	61,206	(12,415)	48,791
Total Real Estate Assets, net of Joint Ventures		$145,473		$1,934,102	$10,112,798	$6,203	$1,845,604	$1,940,305	$11,958,402	$13,898,707	$(2,955,253)	$10,943,454

(1)	Encumbered by a $172.0 million secured property mortgage, with a fixed interest rate of 4.44%, which matures on January 10, 2049.
(2)	Encumbered by a $121.1 million secured property mortgage, with a fixed interest rate of 5.08%, which matures on June 10, 2021.
(3)	Encumbered by a $191.3 million secured property mortgage, with a fixed interest rate of 4.43%, which matures on February 10, 2049.
(4)

The aggregate cost for federal income tax purposes was approximately $11.4 billion at December 31, 2019. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(5)

Depreciation is recognized on a straight-line basis over the estimated useful asset life, which ranges from eight to 40 years for land improvements and buildings, five years for furniture, fixtures and equipment and six months for the fair market value of residential leases.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III - Real Estate and Accumulated Depreciation

Years ended December 31, 2019, 2018 and 2017

The following table summarizes the Company’s changes in real estate investments and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	2019	2018	2017
Real estate investments:
Balance at beginning of year	$13,656,807	$13,292,039	$12,972,170
Acquisitions (1)	105,730	130,187	127,710
Less: FMV of leases included in acquisitions	(512)	(796)	(1,488)
Improvement and development	302,380	253,954	322,829
Assets held for sale	—	—	(5,321)
Disposition of real estate assets (2)	(165,698)	(18,577)	(123,861)
Balance at end of year	$13,898,707	$13,656,807	$13,292,039
Accumulated depreciation:
Balance at beginning of year	$2,549,287	$2,075,071	$1,674,801
Depreciation	493,674	485,654	463,590
Disposition of real estate assets (2)	(87,708)	(11,438)	(63,320)
Balance at end of year	$2,955,253	$2,549,287	$2,075,071

(1)	Includes non-cash activity related to acquisitions.
(2)	Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.