Form 10-Q
period 2020-03-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2020-05-07
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	May 4, 2020
Common Stock, $0.01 par value	114,351,140

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner.  Mid-America Apartment Communities, Inc. and its 96.6% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P.  Unless the context otherwise requires, all references in this report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders”.

As of March 31, 2020, MAA owned 114,279,662 OP Units (96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the periodic reports of MAA and the Operating Partnership, including the notes to the condensed consolidated financial statements, into this report results in the following benefits:

•	enhances investors’ understanding of MAA and the Operating Partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;
•

eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both MAA and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT.  Management operates MAA and the Operating Partnership as one business. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an umbrella partnership REIT, or UPREIT. MAA’s interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA’s percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA’s only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time to time); therefore, MAA’s primary function is acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

The presentation of MAA’s shareholders’ equity and the Operating Partnership’s capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership.  MAA’s shareholders’ equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive income and redeemable common stock.  The Operating Partnership’s capital may include common capital and preferred capital of the general partner (MAA), limited partners’ common capital and preferred capital, noncontrolling interest, accumulated other comprehensive income and redeemable common units.  Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

In order to highlight the material differences between MAA and the Operating Partnership, this Quarterly Report on Form 10-Q includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the condensed consolidated financial statements in Item 1 of this report;
•

certain accompanying notes to the condensed consolidated financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; Note 4 - MAA Equity and Note 5 - MAALP Capital; and Note 8 - Shareholders’ Equity of MAA and Note 9 - Partners’ Capital of MAALP;

•	the controls and procedures in Item 4 of this report; and
•	the certifications included as Exhibits 31 and 32 to this report.

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

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Real estate assets:
Land	$1,910,637	$1,905,757
Buildings and improvements and other	11,897,869	11,841,978
Development and capital improvements in progress	158,893	116,424
	13,967,399	13,864,159
Less: Accumulated depreciation	(3,080,449)	(2,955,253)
	10,886,950	10,908,906
Undeveloped land	34,548	34,548
Investment in real estate joint venture	43,686	43,674
Real estate assets, net	10,965,184	10,987,128

Cash and cash equivalents	34,508	20,476
Restricted cash	14,539	50,065
Other assets	141,746	172,781
Total assets	$11,155,977	$11,230,450

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,859,040	$3,828,201
Secured notes payable	624,653	626,397
Accrued expenses and other liabilities	445,452	472,262
Total liabilities	4,929,145	4,926,860

Redeemable common stock	11,267	14,131

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 114,279,662 and 114,246,393 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively (1)	1,140	1,140
Additional paid-in capital	7,170,148	7,166,073
Accumulated distributions in excess of net income	(1,160,944)	(1,085,479)
Accumulated other comprehensive loss	(12,934)	(13,178)
Total MAA shareholders’ equity	5,997,419	6,068,565
Noncontrolling interests - Operating Partnership units	211,498	214,647
Total Company's shareholders’ equity	6,208,917	6,283,212
Noncontrolling interests - consolidated real estate entities	6,648	6,247
Total equity	6,215,565	6,289,459
Total liabilities and equity	$11,155,977	$11,230,450

(1)

Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 are 109,354 and 107,162, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenues:
Rental and other property revenues	$418,098	$401,178
Expenses:
Operating expense, excluding real estate taxes and insurance	91,368	89,793
Real estate taxes and insurance	61,804	59,584
Depreciation and amortization	126,388	122,789
Total property operating expenses	279,560	272,166
Property management expenses	14,643	13,842
General and administrative expenses	13,264	12,337
Interest expense	43,482	45,700
Loss on sale of depreciable real estate assets	29	13
Loss (gain) on sale of non-depreciable real estate assets	376	(8,963)
Other non-operating expense (income)	28,532	(119)
Income before income tax expense	38,212	66,202
Income tax expense	(667)	(641)
Income from continuing operations before real estate joint venture activity	37,545	65,561
Income from real estate joint venture	407	397
Net income	37,952	65,958
Net income attributable to noncontrolling interests	1,304	2,298
Net income available for shareholders	36,648	63,660
Dividends to MAA Series I preferred shareholders	922	922
Net income available for MAA common shareholders	$35,726	$62,738

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.31	$0.55

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.31	$0.55

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2020	2019
Net income	$37,952	$65,958
Other comprehensive (loss) income:
Unrealized loss from derivative instruments	—	(2,456)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	253	(745)
Total comprehensive income	38,205	62,757
Less: Comprehensive income attributable to noncontrolling interests	(1,313)	(2,185)
Comprehensive income attributable to MAA	$36,892	$60,572

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2020	2019
Net income	$37,952	$65,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,657	123,082
Loss on sale of depreciable real estate assets	29	13
Loss (gain) on sale of non-depreciable real estate assets	376	(8,963)
Loss on embedded derivative in preferred shares	27,638	524
Stock compensation expense	5,288	4,785
Amortization of debt issuance costs, discounts and premiums	1,157	1,747
Net change in operating accounts and other operating activities	(38,495)	(32,468)
Net cash provided by operating activities	160,602	154,678

Cash flows from investing activities:
Purchases of real estate and other assets	(5,004)	(13,595)
Capital improvements, development and other	(84,610)	(53,214)
Distributions from real estate joint ventures	—	43
Contributions to affiliates	(900)	—
Proceeds from disposition of real estate assets	525	13,882
Net cash used in investing activities	(89,989)	(52,884)

Cash flows from financing activities:
Proceeds from revolving credit facility	130,000	145,000
Repayments of revolving credit facility	(30,000)	(610,000)
Net repayments of commercial paper	(70,000)	—
Proceeds from notes payable	—	490,435
Principal payments on notes payable	(1,740)	(1,847)
Payment of deferred financing costs	—	(4,705)
Distributions to noncontrolling interests	(4,067)	(3,947)
Dividends paid on common shares	(114,270)	(109,324)
Dividends paid on preferred shares	(922)	(922)
Net change in other financing activities	(1,108)	1,230
Net cash used in financing activities	(92,107)	(94,080)

Net (decrease) increase in cash, cash equivalents and restricted cash	(21,494)	7,714
Cash, cash equivalents and restricted cash, beginning of period	70,541	51,673
Cash, cash equivalents and restricted cash, end of period	$49,047	$59,387

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,508	$44,623
Restricted cash	14,539	14,764
Total cash, cash equivalents and restricted cash	$49,047	$59,387

Supplemental disclosure of cash flow information:
Interest paid	$25,730	$18,322
Income taxes paid	34	59

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$450	$336
Accrued construction in progress	25,878	15,155
Interest capitalized	1,391	388

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except unit data)

	March 31, 2020	December 31, 2019
Assets
Real estate assets:
Land	$1,910,637	$1,905,757
Buildings and improvements and other	11,897,869	11,841,978
Development and capital improvements in progress	158,893	116,424
	13,967,399	13,864,159
Less: Accumulated depreciation	(3,080,449)	(2,955,253)
	10,886,950	10,908,906
Undeveloped land	34,548	34,548
Investment in real estate joint venture	43,686	43,674
Real estate assets, net	10,965,184	10,987,128

Cash and cash equivalents	34,508	20,476
Restricted cash	14,539	50,065
Other assets	141,746	172,781
Total assets	$11,155,977	$11,230,450

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,859,040	$3,828,201
Secured notes payable	624,653	626,397
Accrued expenses and other liabilities	445,452	472,262
Due to general partner	19	19
Total liabilities	4,929,164	4,926,879

Redeemable common units	11,267	14,131

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of March 31, 2020 and December 31, 2019, respectively	66,840	66,840
General partner, 114,279,662 and 114,246,393 OP Units outstanding as of March 31, 2020 and December 31, 2019, respectively (1)	5,943,891	6,015,290
Limited partners, 4,058,657 and 4,067,174 OP Units outstanding as of March 31, 2020 and December 31, 2019, respectively (1)	211,498	214,647
Accumulated other comprehensive loss	(13,331)	(13,584)
Total operating partners’ capital	6,208,898	6,283,193
Noncontrolling interests - consolidated real estate entities	6,648	6,247
Total equity	6,215,546	6,289,440
Total liabilities and equity	$11,155,977	$11,230,450

(1)

Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 are 109,354 and 107,162, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2020	2019
Revenues:
Rental and other property revenues	$418,098	$401,178
Expenses:
Operating expense, excluding real estate taxes and insurance	91,368	89,793
Real estate taxes and insurance	61,804	59,584
Depreciation and amortization	126,388	122,789
Total property operating expenses	279,560	272,166
Property management expenses	14,643	13,842
General and administrative expenses	13,264	12,337
Interest expense	43,482	45,700
Loss on sale of depreciable real estate assets	29	13
Loss (gain) on sale of non-depreciable real estate assets	376	(8,963)
Other non-operating expense (income)	28,532	(119)
Income before income tax expense	38,212	66,202
Income tax expense	(667)	(641)
Income from continuing operations before real estate joint venture activity	37,545	65,561
Income from real estate joint venture	407	397
Net income	37,952	65,958
Distributions to MAALP preferred unitholders	922	922
Net income available for MAALP common unitholders	$37,030	$65,036

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.31	$0.55

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.31	$0.55

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2020	2019
Net income	$37,952	$65,958
Other comprehensive (loss) income:
Unrealized loss from derivative instruments	—	(2,456)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	253	(745)
Comprehensive income attributable to MAALP	$38,205	$62,757

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2020	2019
Net income	$37,952	$65,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,657	123,082
Loss on sale of depreciable real estate assets	29	13
Loss (gain) on sale of non-depreciable real estate assets	376	(8,963)
Loss on embedded derivative in preferred shares	27,638	524
Stock compensation expense	5,288	4,785
Amortization of debt issuance costs, discounts and premiums	1,157	1,747
Net change in operating accounts and other operating activities	(38,495)	(32,468)
Net cash provided by operating activities	160,602	154,678

Cash flows from investing activities:
Purchases of real estate and other assets	(5,004)	(13,595)
Capital improvements, development and other	(84,610)	(53,214)
Distributions from real estate joint ventures	—	43
Contributions to affiliates	(900)	—
Proceeds from disposition of real estate assets	525	13,882
Net cash used in investing activities	(89,989)	(52,884)

Cash flows from financing activities:
Proceeds from revolving credit facility	130,000	145,000
Repayments of revolving credit facility	(30,000)	(610,000)
Net repayments of commercial paper	(70,000)	—
Proceeds from notes payable	—	490,435
Principal payments on notes payable	(1,740)	(1,847)
Payment of deferred financing costs	—	(4,705)
Distributions paid on common units	(118,337)	(113,271)
Distributions paid on preferred units	(922)	(922)
Net change in other financing activities	(1,108)	1,230
Net cash used in financing activities	(92,107)	(94,080)

Net (decrease) increase in cash, cash equivalents and restricted cash	(21,494)	7,714
Cash, cash equivalents and restricted cash, beginning of period	70,541	51,673
Cash, cash equivalents and restricted cash, end of period	$49,047	$59,387

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,508	$44,623
Restricted cash	14,539	14,764
Total cash, cash equivalents and restricted cash	$49,047	$59,387

Supplemental disclosure of cash flow information:
Interest paid	$25,730	$18,322
Income taxes paid	34	59

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$25,878	$15,155
Interest capitalized	1,391	388

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

As of March 31, 2020, MAA owned 114,279,662 OP Units (or 96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

Management believes combining the notes to the condensed consolidated financial statements of MAA and the Operating Partnership results in the following benefits:

•	enhances a readers’ understanding of MAA and the Operating Partnership by enabling the reader to view the business as a whole in the same manner that management views and operates the business;
•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MAA and the Operating Partnership; and
•	creates time and cost efficiencies through the preparation of one combined set of notes instead of two separate sets.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT.  Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership.  Management believes it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company.  MAA and the Operating Partnership are structured as an umbrella partnership REIT, or UPREIT. MAA’s interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA’s percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners.  MAA’s only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time to time); therefore, MAA’s primary function is acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of the Company’s real estate assets.  Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the business through the Operating Partnership’s operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

The presentations of MAA’s shareholders’ equity and the Operating Partnership’s capital are the principal areas of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership.  MAA’s shareholders’ equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, treasury shares, accumulated other comprehensive income and redeemable common stock.  The Operating Partnership’s capital may include common capital and preferred capital of the general partner (MAA), limited partners’ common capital and preferred capital, noncontrolling interest, accumulated other comprehensive income and redeemable common units.  Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of March 31, 2020, the Company owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture.  As of March 31, 2020, the Company had seven development communities under construction totaling 2,108 apartment units.  Total expected costs for the seven development projects are $489.5 million, of which $184.6 million had been incurred through March 31, 2020.  MAA expects to complete two of these developments in 2020, four developments in 2021 and one development in 2022. As of March 31, 2020, thirty-two of the Company’s apartment communities include retail components with approximately 630,000 square feet of gross leasable space.  In addition, as of March 31, 2020, the Company also had four commercial properties with approximately 260,000 square feet of combined gross leasable area.  The Company’s apartment communities and commercial properties were located across 16 states and the District of Columbia as of March 31, 2020.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC.  The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership and all other subsidiaries in which MAA has a controlling financial interest. MAA owns, directly or indirectly, approximately 80% to 100% of all consolidated subsidiaries, including the Operating Partnership.  The condensed consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest.  MAALP owns, directly or indirectly, 80% to 100% of all consolidated subsidiaries.  In management’s opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company invests in entities which may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE.  A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns.  MAALP is classified as a VIE, because the limited partners lack substantive kick-out rights and substantive participating rights.  The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary.  In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including, but not limited to, those activities that most significantly impact the VIE’s economic performance and which party controls such activities.  The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence, but does not have the ability to exercise control.  The factors considered in determining whether the Company has the ability to exercise control include ownership of voting interests and participatory rights of investors (see “Investments in Unconsolidated Affiliates” below).

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to the Condensed Consolidated Statements of Operations. Prior year amounts have been changed to conform to the Company’s current year presentation.  As a result of these reclassifications, $0.8 million of expenses previously reported as “General and administrative expenses” for the three months ended March 31, 2019 have been reclassified to the “Other non-operating expense (income)” line item of the Condensed Consolidated Statements of Operations in this report.

Noncontrolling Interests

As of March 31, 2020, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities.  The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s two consolidated real estate entities are owned by private real estate companies that are generally responsible for the development and construction of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest.  The entities were determined to be VIE’s with the Company designated as the primary beneficiary.  As a result, the accounts of the entities are consolidated by the Company.  As of March 31, 2020, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $53.1 million and $4.9 million, respectively.  As of December 31, 2019, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $46.0 million and $3.2 million, respectively.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and two technology-focused limited partnerships that qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investment in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $43.7 million as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company’s investments in the technology-focused limited partnerships were $13.9 million and $13.1 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2020, the Company was committed until February 2025 to make additional capital contributions totaling $23.8 million if and when called by the general partners of the limited partnerships.

Fair Value Measurements

The Company applies the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets, to its disclosure of the fair value of financial instruments, principally indebtedness and to its derivative financial instruments.  Fair value disclosures required under ASC Topic 820 as well as the Company’s derivative accounting policies are summarized in Note 7 utilizing the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the assets or liability.

Revenue Recognition

The Company primarily leases multifamily residential apartments to residents under operating leases generally due on a monthly basis with terms of approximately one year or less.  Rental revenues are recognized in accordance with ASC Topic 842, Leases, using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term.  Rental revenues represent approximately 93% of the Company’s total revenues and include gross rents charged less adjustments for concessions and bad debt.  Approximately 6% of the Company’s total revenues represent non-lease reimbursable property revenues from its residents for utility reimbursements, which are generally recognized and due on a monthly basis as residents obtain control of the service over the term of the lease.  The remaining 1% of the Company’s total revenues represents other non-lease property revenues primarily driven by nonrefundable fees and commissions.

In accordance with ASC Topic 842, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported on a combined basis in the line item “Rental revenues”, as presented in the disaggregation of the Company’s revenues in Note 11.  Other non-lease property revenues are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognized outside of the scope of ASC Topic 842 to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Other non-lease property revenues are reported in the line item “Other property revenues”, as presented in the disaggregation of the Company’s revenues in Note 11.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as an operating lease in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis.  As of March 31, 2020 and December 31, 2019, right-of-use assets recorded within “Other assets” totaled $53.4 million and $53.8 million, respectively, and related lease obligations recorded within “Accrued expenses and other liabilities” totaled $32.8 million and $33.1 million, respectively, in the Condensed Consolidated Balance Sheets.  As of March 31, 2020, the Company’s operating leases had a weighted average remaining lease term of approximately 32 years and a weighted average discount rate of approximately 4.4%. Lease expense recognized for the three months ended March 31, 2020 and 2019 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2020 and 2019 was also immaterial.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments.  The ASU requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables.  Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted.  In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under ASC Topic 842 from the scope of the new credit losses standard. The Company adopted the standard on January 1, 2020. The adoption of ASU No. 2016-13 did not result in significant changes in the accounting for the Company’s approach to estimate credit losses on financial assets, as substantially all of the Company’s financial assets are operating lease receivables.

2.Earnings per Common Share of MAA

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

For the three months ended March 31, 2020 and 2019, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Calculation of Earnings per common share - basic
Net income	$37,952	$65,958
Net income attributable to noncontrolling interests	(1,304)	(2,298)
Unvested restricted stock (allocation of earnings)	(50)	(87)
Preferred dividends	(922)	(922)
Net income available for MAA common shareholders, adjusted	$35,676	$62,651

Weighted average common shares - basic	114,111	113,726
Earnings per common share - basic	$0.31	$0.55

Calculation of Earnings per common share - diluted
Net income	$37,952	$65,958
Net income attributable to noncontrolling interests (1)	(1,304)	(2,298)
Preferred dividends	(922)	(922)
Net income available for MAA common shareholders, adjusted	$35,726	$62,738

Weighted average common shares - basic	114,111	113,726
Effect of dilutive securities	383	207
Weighted average common shares - diluted	114,494	113,933
Earnings per common share - diluted	$0.31	$0.55

(1)	For the three months ended March 31, 2020 and 2019, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three months ended March 31, 2020 and 2019, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended March 31,
	2020	2019
Calculation of Earnings per common unit - basic
Net income	$37,952	$65,958
Unvested restricted stock (allocation of earnings)	(50)	(87)
Preferred unit distributions	(922)	(922)
Net income available for MAALP common unitholders, adjusted	$36,980	$64,949

Weighted average common units - basic	118,176	117,837
Earnings per common unit - basic	$0.31	$0.55

Calculation of Earnings per common unit - diluted
Net income	$37,952	$65,958
Preferred unit distributions	(922)	(922)
Net income available for MAALP common unitholders, adjusted	$37,030	$65,036

Weighted average common units - basic	118,176	117,837
Effect of dilutive securities	383	207
Weighted average common units - diluted	118,559	118,044
Earnings per common unit - diluted	$0.31	$0.55

4.MAA Equity

Changes in MAA’s total equity and its components for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2019	$9	$1,140	$7,166,073	$(1,085,479)	$(13,178)	$214,647	$6,247	$6,289,459
Net income	—	—	—	36,648	—	1,304	—	37,952
Other comprehensive income - derivative instruments	—	—	—	—	244	9	—	253
Issuance and registration of common shares	—	—	39	—	—	—	—	39
Shares repurchased and retired	—	—	(1,727)	—	—	—	—	(1,727)
Exercise of stock options	—	—	71	—	—	—	—	71
Shares issued in exchange for common units	—	—	450	—	—	(450)	—	—
Redeemable stock fair market value adjustment	—	—	—	3,111	—	—	—	3,111
Adjustment for noncontrolling interests in Operating Partnership	—	—	(47)	—	—	47	—	—
Amortization of unearned compensation	—	—	5,289	—	—	—	—	5,289
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.00 per share)	—	—	—	(114,302)	—	—	—	(114,302)
Dividends on noncontrolling interests units ($1.00 per unit)	—	—	—	—	—	(4,059)	—	(4,059)
Contribution from noncontrolling interest	—	—	—	—	—	—	401	401
EQUITY BALANCE MARCH 31, 2020	$9	$1,140	$7,170,148	$(1,160,944)	$(12,934)	$211,498	$6,648	$6,215,565

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2018	$9	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189
Net income	—	—	—	63,660	—	2,298	—	65,958
Other comprehensive loss - derivative instruments	—	—	—	—	(3,088)	(113)	—	(3,201)
Issuance and registration of common shares	—	1	1,128	—	—	—	—	1,129
Shares repurchased and retired	—	—	(3,023)	—	—	—	—	(3,023)
Exercise of stock options	—	—	208	—	—	—	—	208
Shares issued in exchange for common units	—	—	336	—	—	(336)	—	—
Redeemable stock fair market value adjustment	—	—	—	(1,351)	—	—	—	(1,351)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(60)	—	—	60	—	—
Amortization of unearned compensation	—	—	4,785	—	—	—	—	4,785
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.96 per share)	—	—	—	(109,392)	—	—	—	(109,392)
Dividends on noncontrolling interests units ($0.96 per unit)	—	—	—	—	—	(3,941)	—	(3,941)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,860	2,860
EQUITY BALANCE MARCH 31, 2019	$9	$1,137	$7,141,544	$(1,037,268)	$(3,300)	$218,011	$5,166	$6,325,299

5.MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2019	$214,647	$6,015,290	$66,840	$(13,584)	$6,247	$6,289,440
Net income	1,304	35,726	922	—	—	37,952
Other comprehensive income - derivative instruments	—	—	—	253	—	253
Issuance of units	—	39	—	—	—	39
Units repurchased and retired	—	(1,727)	—	—	—	(1,727)
Exercise of unit options	—	71	—	—	—	71
General partnership units issued in exchange for limited partnership units	(450)	450	—	—	—	—
Redeemable units fair market value adjustment	—	3,111	—	—	—	3,111
Adjustment for limited partners’ capital at redemption value	56	(56)	—	—	—	—
Amortization of unearned compensation	—	5,289	—	—	—	5,289
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.00 per unit)	(4,059)	(114,302)	—	—	—	(118,361)
Contribution from noncontrolling interest	—	—	—	—	401	401
CAPITAL BALANCE MARCH 31, 2020	$211,498	$5,943,891	$66,840	$(13,331)	$6,648	$6,215,546

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170
Net income	2,298	62,738	922	—	—	65,958
Other comprehensive loss - derivative instruments	—	—	—	(3,201)	—	(3,201)
Issuance of units	—	1,129	—	—	—	1,129
Units repurchased and retired	—	(3,023)	—	—	—	(3,023)
Exercise of unit options	—	208	—	—	—	208
General partnership units issued in exchange for limited partnership units	(336)	336	—	—	—	—
Redeemable units fair market value adjustment	—	(1,351)	—	—	—	(1,351)
Adjustment for limited partners’ capital at redemption value	(53)	53	—	—	—	—
Amortization of unearned compensation	—	4,785	—	—	—	4,785
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.96 per unit)	(3,941)	(109,392)	—	—	—	(113,333)
Contribution from noncontrolling interest	—	—	—	—	2,860	2,860
CAPITAL BALANCE MARCH 31, 2019	$218,011	$6,038,625	$66,840	$(3,362)	$5,166	$6,325,280

6.Borrowings

The following table summarizes the Company’s outstanding debt as of March 31, 2020 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$100,000	1.7%	5/20/2023
Variable rate commercial paper program	—	—	—
Fixed rate senior notes	3,472,000	3.9%	7/19/2026
Variable rate term loan	300,000	2.5%	3/1/2022
Debt issuance costs, discounts, premiums and fair market value adjustments	(12,960)
Total unsecured debt	$3,859,040	3.7%
Secured debt
Fixed rate property mortgages	$628,077	4.5%	4/17/2037
Debt issuance costs and fair market value adjustments	(3,424)
Total secured debt	$624,653	4.5%
Total outstanding debt	$4,483,693	3.8%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which is referred to as the Credit Facility.  The Credit Facility replaced MAALP’s previous unsecured revolving credit facility, and it includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid, and as of March 31, 2020, the interest rate was 1.7%. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of March 31, 2020, MAALP had $100 million outstanding under the Credit Facility with another $2.7 million of capacity used to support outstanding letters of credit.

Unsecured Commercial Paper

In May 2019, MAALP established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million.  As of March 31, 2020, MAALP had no balance outstanding under the commercial paper program. For the three months ended March 31, 2020, the average daily borrowings outstanding under the commercial paper program were $67.9 million.

Unsecured Senior Notes

As of March 31, 2020, MAALP had $3.25 billion of publicly issued unsecured senior notes outstanding and $222.0 million of privately placed unsecured senior notes outstanding.  The unsecured senior notes had maturities at issuance ranging from ten to twelve years, with a weighted average of 6.3 years remaining until maturity as of March 31, 2020.

Unsecured Term Loan

As of March 31, 2020, MAALP maintained one term loan with a syndicate of banks, led by Wells Fargo. The term loan has a balance of $300.0 million and matures in March 2022.  The term loan has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company’s credit ratings.

Secured Property Mortgages

As of March 31, 2020, MAALP had $628.1 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.50% and a weighted average maturity in 2037.

Guarantees

As of March 31, 2020, MAA fully and unconditionally guaranteed $222.0 million of the privately placed senior unsecured notes issued by MAALP.

7.Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of March 31, 2020 and December 31, 2019, totaled $4.1 billion and had estimated fair values of $4.4 billion and $4.5 billion (excluding prepayment penalties) as of March 31, 2020 and December 31, 2019, respectively.  The carrying values of variable rate debt (excluding the effect of interest rate swap agreements) as of March 31, 2020 and December 31, 2019, totaled $0.4 billion and had estimated fair values of $0.4 billion (excluding prepayment penalties) as of March 31, 2020 and December 31, 2019.  The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of March 31, 2020, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8).  The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 and at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations.  As a result of adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset during the three months ended March 31, 2020, the fair value of the embedded derivative asset decreased to $8.9 million as of March 31, 2020 as compared to $36.5 million as of December 31, 2019.

Periodically, the Company uses interest rate swaps to add stability to interest expense and to manage, or hedge, its exposure to interest rate movements associated with anticipated future debt transactions and variable rate debt. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Management incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, the Company considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Based on guidance issued by the FASB, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

As of March 31, 2020, the Company did not have any outstanding interest rate derivatives designated as cash flow hedges of interest rate risk. The fair value of interest rate derivative contracts designated as hedging instruments recorded in “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2019 was $0.1 million.  The Company’s interest rate derivative contracts designated as hedging instruments and their related gains and losses are reported in “Net change in operating accounts and other operating activities” in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and embedded derivative held as of March 31, 2020 and December 31, 2019 were classified as Level 2 in the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive (loss) income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship.  Amounts reported in “Accumulated other comprehensive (loss) income” related to derivatives designated as qualifying cash flow hedges are reclassified to interest expense as interest payments are made on the Company’s variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $1.1 million will be reclassified to earnings as an increase to “Interest expense”, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative		Location of (Loss) Gain Reclassified from Accumulated	Net (Loss) Gain Reclassified from Accumulated OCL into Interest Expense(1)
Three months ended March 31,	2020	2019	OCL into Income	2020	2019
Interest rate contracts	$—	$(2,456)	Interest expense	$(253)	$745
(1)	See the Condensed Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in	Loss Recognized in Earnings on Derivative
Three months ended March 31,	Income on Derivative	2020	2019
Preferred stock embedded derivative	Other non-operating expense (income)	$(27,638)	$(524)

8.Shareholders’ Equity of MAA

As of March 31, 2020, 114,279,662 shares of common stock of MAA and 4,058,657 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,338,319 common shares and units.  As of March 31, 2019, 113,916,208 shares of common stock of MAA and 4,105,171 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,021,379 common shares and units. Options to purchase 19,845 shares of MAA’s common stock were outstanding as of March 31, 2020, compared to 87,788 outstanding options as of March 31, 2019. During the three months ended March 31, 2020 and 2019, MAA issued 918 common shares and 2,827 common shares, respectively, related to the exercise of stock options. These exercises resulted in net proceeds of $0.1 million and $0.2 million, respectively.

Preferred Stock

As of March 31, 2020, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

Description	Outstanding Shares	Liquidation Preference(1)	Optional Redemption Date	Redemption Price(2)	Stated Dividend Yield	Approximate Dividend Rate
Series I	867,846	$50.00	10/1/2026	$50.00	8.50%	$4.25
(1)	The total liquidation preference for the outstanding preferred stock is $43.4 million.
(2)	The redemption price is the price at which the preferred stock is redeemable, at MAA’s option, for cash.

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

During the three months ended March 31, 2020 and 2019, MAA did not sell any shares of common stock under its ATM program.  As of March 31, 2020, there were 3.9 million shares remaining to be issued under the ATM program.

9.Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units.  As of March 31, 2020, there were 118,338,319 OP Units outstanding, 114,279,662, or 96.6%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner.  The remaining 4,058,657 OP Units were Class A OP Units owned by Class A limited partners.  As of March 31, 2019, there were 118,021,379 OP Units outstanding, 113,916,208, or 96.5%, of which were owned by MAA and 4,105,171 of which were owned by the Class A limited partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of MAALP subject to the restrictions specifically contained within MAALP’s agreement of limited partnership, or the Partnership Agreement.  Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness and securing such indebtedness by mortgage, deed of trust, pledge or other lien on MAALP’s assets; and distribution of MAALP’s cash or other assets in accordance with the Partnership Agreement.  MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable.  The general partner may delegate these and other powers granted if the general partner remains in supervision of the designee.

Under the Partnership Agreement, MAALP may issue Class A OP Units and Class B OP Units.  Class A OP Units are any OP Units other than Class B OP Units, while Class B OP Units are those issued to or held by MAALP’s general partner or any of its subsidiaries.  In general, the limited partners do not have the power to participate in the management or control of MAALP’s business except in limited circumstances, including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement.  The transferability of Class A OP Units is also limited by the Partnership Agreement.

Net income of MAALP (after allocations to preferred ownership interests) is allocated to the general partner and limited partners based on their respective ownership percentages of MAALP.  Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners.  The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to MAALP in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued.  Likewise, if MAA repurchases or redeems outstanding shares of common stock, MAALP generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock.  At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of MAALP.  Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

As of March 31, 2020, a total of 4,058,657 Class A OP Units were outstanding and redeemable for 4,058,657 shares of MAA common stock, with an approximate value of $418.2 million, based on the closing price of MAA’s common stock on March 31, 2020 of $103.03 per share.  As of March 31, 2019, a total of 4,105,171 Class A OP Units were outstanding and redeemable for 4,105,171 shares of MAA common stock, with an approximate value of $448.8 million, based on the closing price of MAA’s common stock on March 31, 2019 of $109.33 per share.  MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of March 31, 2020, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units.  The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of March 31, 2020, 867,846 units of the MAALP Series I preferred units were outstanding.

10.Commitments and Contingencies

Leases

The Company’s leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters.  Both leases contain stated rent increases that generally compensate for the impact of inflation.  The Company also has other commitments related to immaterial office and equipment operating leases.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of March 31, 2020 (in thousands):

Operating Leases
2020	$2,121
2021	2,854
2022	2,885
2023	2,875
2024	2,853
Thereafter	65,863
Total minimum lease payments	79,451
Net present value adjustments	(46,637)
Operating lease obligations	$32,814

Legal Proceedings

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division.  In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs.  The lawsuit alleges that the Company (but not Post Properties (see the description of the Brown class action lawsuit below)) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent.  The plaintiffs are seeking monetary damages and attorneys’ fees and costs.  In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment.  Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class.  In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification.  In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. The Company also intends to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted.  The Company will continue to vigorously defend the action and pursue such appeals.  Management estimates that the Company’s maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $54.6 million, which includes both potential damages and attorneys’ fees but excludes any prejudgment interest that may be awarded.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties’ primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division.  The lawsuit alleges that Post Properties (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019.  The plaintiffs are seeking monetary damages and attorney’s fees and costs.  In September 2018, the District Court certified a class proposed by the plaintiff.  Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class.  In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification. In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. The Company also intends to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted.  The Company will continue to vigorously defend the action and pursue such appeals.  Management estimates that the Company’s maximum exposure in the lawsuit, given the class certification and summary judgment ruling, is $8.4 million, which includes both potential damages and attorneys’ fees but excludes any prejudgment interest that may be awarded.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business operations.  Matters which arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance.  While the resolution of these other matters cannot be predicted with certainty, management does not currently believe that such matters, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the event of a negative outcome.

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

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involves a series of complex judgments about future events.  Among the factors considered in this assessment, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, management’s experience in similar matters, the facts available to management at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim.  Management’s assessment of these factors may change over time as individual proceedings or claims progress.  For matters where management is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are ultimately expected to be resolved through negotiation and settlement have not reached the point where management believes a reasonable estimate of loss, or range of loss, can be made.  The Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

As of March 31, 2020 and December 31, 2019, the Company’s accrual for loss contingencies relating to unresolved legal matters was $8.6 million in the aggregate.  The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11.Segment Information

As of March 31, 2020, the Company owned and operated 299 multifamily apartment communities in 16 different states from which it derived all significant sources of earnings and operating cash flows.  The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants.

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

Revenues and NOI for each reportable segment for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Revenues:
Same Store
Rental revenues	$389,707	$373,465
Other property revenues	2,655	3,066
Total Same Store revenues	392,362	376,531
Non-Same Store and Other
Rental revenues	25,700	24,475
Other property revenues	36	172
Total Non-Same Store and Other revenues	25,736	24,647
Total rental and other property revenues	$418,098	$401,178
Net Operating Income:
Same Store NOI	$249,287	$237,838
Non-Same Store and Other NOI	15,639	13,963
Total NOI	264,926	251,801
Depreciation and amortization	(126,388)	(122,789)
Property management expenses	(14,643)	(13,842)
General and administrative expenses	(13,264)	(12,337)
Interest expense	(43,482)	(45,700)
Loss on sale of depreciable real estate assets	(29)	(13)
(Loss) gain on sale of non-depreciable real estate assets	(376)	8,963
Other non-operating (expense) income	(28,532)	119
Income tax expense	(667)	(641)
Income from real estate joint venture	407	397
Net income attributable to noncontrolling interests	(1,304)	(2,298)
Dividends to MAA Series I preferred shareholders	(922)	(922)
Net income available for MAA common shareholders	$35,726	$62,738

Assets for each reportable segment as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Same Store	$9,893,148	$9,975,880
Non-Same Store and Other	1,107,843	1,049,029
Corporate assets	154,986	205,541
Total assets	$11,155,977	$11,230,450

12.Real Estate Acquisitions and Dispositions

The following table reflects the Company’s acquisition activity for the three months ended March 31, 2020:

Land Acquisition	Market	Acres	Date Acquired
Georgetown	Austin, TX	22	January 2020

The Company did not dispose of any apartment communities, land parcels or commercial properties during the three months ended March 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.6% interest as of March 31, 2020. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of March 31, 2020, we owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had seven development communities under construction.  In addition, as of March 31, 2020, we owned four commercial properties, and 32 of our apartment communities included retail components.  Our apartment communities and commercial properties are located across 16 states and the District of Columbia.

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

Risks Associated with Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods.  Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, any statements regarding the potential impact of the COVID-19 pandemic on our business, any statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as any statements regarding lease pricing, revenue and expense growth, occupancy, interest rate or other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements:

•	COVID-19 pandemic and measures taken or that may be taken by federal, state and local governmental authorities to combat the spread of the disease;
•

inability to generate sufficient cash flows due to unfavorable economic and market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

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

•	inability to attract and retain qualified personnel;
•	cyber liability or potential liability for breaches of our or our service providers’ information technology systems, or business operations disruptions;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory developments;
•	extreme weather, natural disasters, disease outbreak and public health events;
•	legal proceedings relating to various issues, which, among other things, could result in a class action lawsuit;
•	compliance costs associated with numerous federal, state and local laws and regulations, including those costs associated with laws requiring access for disabled persons; and
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

Overview of the Three Months Ended March 31, 2020

For the three months ended March 31, 2020, net income available for MAA common shareholders was $35.7 million as compared to $62.7 million for the three months ended March 31, 2019.  Results for the three months ended March 31, 2020 included $27.6 million of expense related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares.  Results for the three months ended March 31, 2019 included $0.5 million of expense related to the adjustment of the embedded derivative. Revenues for the three months ended March 31, 2020 increased 4.2% as compared to the three months ended March 31, 2019, driven by a 4.2% increase in our Same Store segment and a 4.4% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2020 increased by 2.5% as compared to the three months ended March 31, 2019, driven by a 3.2% increase in our Same Store segment. The drivers of these increases are discussed below in the “Results of Operations” section.

Recent Developments – COVID-19

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to significantly reduced economic activity and a surge in unemployment throughout the United States, including the markets where our properties are located, and there could be a sustained period of economic slowdown, the severity of which is uncertain.

In March 2020, we began to take steps to respond to the COVID-19 pandemic. Although closed to the public, our on-site property leasing offices have been open on a virtual basis, operating with full staff to serve existing residents and prospective new customers. In addition, to assist our residents who have lost wages or compensation due to the COVID-19 pandemic, we have offered these residents an amendment to their lease that provides payment flexibility of up to 60 days for April and May 2020 rent, waives late fees and interest charges under the lease, and reflects our agreement not to pursue remedies for nonpayment of April and May 2020 rent under the lease.

Our balance sheet remains very strong, with low leverage, significant availability from our unsecured revolving credit facility and limited near-term debt maturities and funding obligations.

Trends

During the three months ended March 31, 2020, we continued to be favorably impacted by in-place rents and the contribution to average effective rent per unit growth. The average effective rent per unit for our Same Store portfolio continued to increase, up 4.2% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

In addition, during the three months ended March 31, 2020, we maintained strong physical occupancy.  Average physical occupancy for our Same Store portfolio was 95.7% for the three months ended March 31, 2020, which compares to average physical occupancy of 95.9% achieved during the three months ended March 31, 2019.  Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban and downtown/central business district locations, with various monthly rent price points, will perform well in “up” cycles as well as weather “down” cycles better. Through our investment in 36 defined markets, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent pricing points.

The COVID-19 pandemic continues to disrupt the United States economy and we cannot predict when an economic recovery will occur. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth.  The “stay-at-home” orders and social distancing implemented in response to the pandemic continue to drive unemployment higher and also limit the number of people looking to change their current living situation. We expect the current environment to contribute to lower rent collections than normal in the second quarter of 2020 and also reduce the demand for apartments, likely driving rents on new leases lower than rents in place as of the end of the first quarter. Current elevated supply levels could further impact rent growth for our portfolio, particularly for apartment communities located in urban submarkets.  Properties in suburban submarkets have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets.

Our focus during this challenging time is on working with residents who have been financially impacted by the pandemic on rent payment flexibility. At a portfolio level, our focus is on using our pricing system to maintain strong occupancy. As noted above, average physical occupancy for our Same Store portfolio for the three months ended March 31, 2020 was 95.7%, which we believe positions us well to manage through the current environment.

Markets throughout the country have been impacted differently by the pandemic with certain markets expected to be in some level of “stay-at-home” for longer periods of time than other markets. As we move through this uncertain time, we believe that our portfolio strategy of maintaining a diversity of markets, submarkets, product types, and price points will serve the company better in this environment than a more concentrated portfolio profile.

While access to the financial markets has been disrupted by the COVID-19 pandemic, we believe we currently have the ability to raise capital through the debt and equity markets. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively impact our ability to access capital necessary to fund our operations or refinance maturing debt.

Results of Operations

For the three months ended March 31, 2020, we achieved net income available for MAA common shareholders of $35.7 million, a 43.1% decrease as compared to the three months ended March 31, 2019, and total revenue growth of $16.9 million, representing a 4.2% increase in property revenues as compared to the three months ended March 31, 2019.  The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Property Revenues

The following table reflects our property revenues by segment for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31,
	2020	2019	Increase	% Increase
Same Store	$392,362	$376,531	$15,831	4.2%
Non-Same Store and Other	25,736	24,647	1,089	4.4%
Total	$418,098	$401,178	$16,920	4.2%

The increase in property revenues for our Same Store segment for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was the primary driver of total property revenue growth.  The Same Store segment generated a 4.2% increase in revenues for the three months ended March 31, 2020, primarily a result of average effective rent per unit growth of 4.2% as compared to the three months ended March 31, 2019.  The increase in property revenues from the Non-Same Store and Other segment for the three months ended March 31, 2020 as compared to three months ended March 31, 2019 was primarily the result of continued lease-up of completed development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses.  The following table reflects our property operating expenses by segment for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31,
	2020	2019	Increase	% Increase
Same Store	$143,075	$138,693	$4,382	3.2%
Non-Same Store and Other	10,097	10,684	(587)	(5.5)%
Total	$153,172	$149,377	$3,795	2.5%

The increase in property operating expenses for our Same Store segment for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily driven by increases in real estate tax expense of $1.8 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2020 was $126.4 million, an increase of $3.6 million as compared to the three months ended March 31, 2019. The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities made after March 31, 2019 in the normal course of business through March 31, 2020.

Other Income and Expenses

Property management expenses for the three months ended March 31, 2020 were $14.6 million, an increase of $0.8 million as compared to the three months ended March 31, 2019.  General and administrative expenses for the three months ended March 31, 2020 were $13.3 million, an increase of $0.9 million as compared to the three months ended March 31, 2019.

Interest expense for the three months ended March 31, 2020 was $43.5 million, a decrease of $2.2 million as compared to the three months ended March 31, 2019. The decrease was primarily due to decreased average daily debt outstanding as well as an increase in capitalized interest during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.  The increase in the capitalized interest expense was due to an increase in the number of development projects.

During the three months ended March 31, 2019, we sold a land parcel resulting in a $9.0 million gain on sale of non-depreciable assets.  No land parcels were sold during the three months ended March 31, 2020.

Other non-operating expense (income) for the three months ended March 31, 2020 was $28.5 million, an increase of $28.7 million as compared to the three months ended March 31, 2019.  The increase was primarily driven by $27.6 million of expense related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares during the three months ended March 31, 2020, compared to the recognition of $0.5 million of expense related to the adjustment of the embedded derivative during the three months ended March 31, 2019.  During the three months ended March 31, 2020, we recognized an immaterial amount of COVID-19 related expenses in other non-operating expense (income).

Funds from Operations and Core Funds from Operations

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

FFO should not be considered as an alternative to net income available for MAA common stockholders or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Investment Trusts’, or NAREIT’s, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares, loss or gain on sale of non-depreciable assets, adjustments for gains or losses from unconsolidated limited partnerships, net casualty gain or loss, loss or gain on debt extinguishment, non-routine legal costs and settlements, COVID-19 related costs and mark-to-market debt adjustments. While our definition of Core FFO may be similar to others in the industry, our methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to Net income available for MAA common shareholders as an indicator of operating performance. We believe that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the three months ended March 31, 2020 and 2019, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,
	2020	2019
Net income available for MAA common shareholders	$35,726	$62,738
Depreciation and amortization of real estate assets	124,846	121,210
Loss on sale of depreciable real estate assets	29	13
Depreciation and amortization of real estate assets of real estate joint venture	152	145
Net income attributable to noncontrolling interests	1,304	2,298
FFO attributable to the Company	162,057	186,404
Loss on embedded derivative in preferred shares(1)	27,638	524
Loss (gain) on sale of non-depreciable real estate assets	376	(8,963)
Loss from unconsolidated limited partnerships(1)	77	145
Net casualty loss (gain) and other settlement proceeds(1)	847	(1,544)
(Gain) loss on debt extinguishment(1)	(1)	8
Non-routine legal costs and settlements(1)	40	816
COVID-19 related costs(1)	196	—
Mark-to-market debt adjustment(2)	(34)	(85)
Core FFO	$191,196	$177,305
(1)	Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)	Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO for the three months ended March 31, 2020 was $191.2 million, an increase of $13.9 million as compared to the three months ended March 31, 2019, primarily as a result of an increase in property revenues of $16.9 million and decreased interest expense of $2.2 million. The increases to Core FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $3.8 million, general and administrative expenses of $0.9 million and property management expenses of $0.8 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $160.6 million for the three months ended March 31, 2020 as compared to $154.7 million for the three months ended March 31, 2019.  The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Investing Activities

Net cash used in investing activities was $90.0 million for the three months ended March 31, 2020 as compared to $52.9 million for the three months ended March 31, 2019.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the three months ended March 31,		Increase (Decrease)
	2020	2019	in Net Cash
Purchases of real estate and other assets	$(5,004)	$(13,595)	$8,591
Capital improvements, development and other	(84,610)	(53,214)	(31,396)
Proceeds from disposition of real estate assets	525	13,882	(13,357)

The decrease in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.  The increase in cash outflows for capital improvements, development and other was primarily driven by increased development capital spend during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in cash inflows related to proceeds from disposition of real estate assets was primarily due to the nature of the real estate assets sold during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Financing Activities

Net cash used in financing activities was $92.1 million for the three months ended March 31, 2020 as compared to $94.1 million for the three months ended March 31, 2019.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the three months ended March 31,		Increase (Decrease)
	2020	2019	in Net Cash
Net change in revolving credit facility	$100,000	$(465,000)	$565,000
Net change in commercial paper	(70,000)	—	(70,000)
Proceeds from notes payable	—	490,435	(490,435)
Dividends paid on common shares	(114,270)	(109,324)	(4,946)

The increase in cash inflows related to the net change in revolving credit facility resulted from the increase in net borrowings of $100.0 million during the three months ended March 31, 2020, as compared to the decrease in net borrowings of $465.0 million during the three months ended March 31, 2019.  The increase in cash outflows related to the net change in commercial paper resulted from the decrease in net borrowings of $70.0 million on our unsecured commercial paper program during the three months ended March 31, 2020; there was no commercial paper program in place during the three months ended March 31, 2019. The decrease in cash inflows related to proceeds from notes payable primarily resulted from the issuance of $300.0 million of senior unsecured notes and $191.3 million of secured property mortgages during the three months ended March 31, 2019; no notes were issued during the three months ended March 31, 2020. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $1.00 per share during the three months ended March 31, 2020, as compared to the dividend rate of $0.96 per share during the three months ended March 31, 2019.

Equity

As of March 31, 2020, MAA owned 114,279,662 OP Units, comprising a 96.6% limited partnership interest in MAALP, while the remaining 4,058,657 outstanding OP Units were held by limited partners of MAALP other than MAA.  Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.  In addition, MAA has registered under the Securities Act 4,058,657 shares of its common stock that, as of March 31, 2020, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

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

During the three months ended March 31, 2020 and 2019, MAA did not sell any shares of common stock under its ATM program. As of March 31, 2020, there were 3.9 million shares remaining under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule reflects our fixed and variable rate debt outstanding as of March 31, 2020 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$3,472,000	6.3	3.9%
Variable rate revolving credit facility and term loan	400,000	0.1	2.3%
Debt issuance costs, discounts, premiums and fair market value adjustments	(12,960)
Total unsecured rate maturity	$3,859,040	5.7	3.7%
Secured debt
Fixed rate property mortgages	$628,077	17.1	4.5%
Debt issuance costs and fair market value adjustments	(3,424)
Total secured rate maturity	$624,653	17.1	4.5%
Total debt	$4,483,693	7.3	3.8%
Total fixed rate debt	$4,084,085	7.9	4.0%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of March 31, 2020 (dollars in thousands):

	Revolving Credit Facility & Comm. Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Other Unsecured	Secured	Total
2020	$—	$—	$—	$136,829	$136,829
2021	—	—	72,686	120,352	193,038
2022	—	248,993	416,421	—	665,414
2023	100,000	347,657	12,227	—	459,884
2024	—	396,639	19,952	—	416,591
2025	—	395,676	—	7,774	403,450
2026	—	—	—	—	—
2027	—	594,395	—	—	594,395
2028	—	395,022	—	—	395,022
2029	—	562,761	—	—	562,761
Thereafter	—	296,611	—	359,698	656,309
Total	$100,000	$3,237,754	$521,286	$624,653	$4,483,693

(1)

There were no borrowings outstanding under MAALP’s unsecured commercial paper program as of March 31, 2020.  Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $500.0 million.  For the three months ended March 31, 2020, average daily borrowings outstanding under the commercial paper program were $67.9 million.

(2)

There was $100.0 million in outstanding borrowings under MAALP’s $1.0 billion unsecured revolving credit facility as of March 31, 2020.  The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of March 31, 2020 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2020	$136,829	4.3%
2021	193,038	5.2%
2022	365,806	3.6%
2023	359,884	4.2%
2024	416,591	4.0%
2025	403,450	4.2%
2026	—	—
2027	594,395	3.7%
2028	395,022	4.2%
2029	562,761	3.7%
Thereafter	656,309	3.8%
Total	$4,084,085	4.0%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, MAALP closed on a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which we refer to as the Credit Facility.  The Credit Facility replaced our previous unsecured revolving credit facility and includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid.  The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of March 31, 2020, there was $100.0 million outstanding under the Credit Facility, while $2.7 million of capacity was being used to support outstanding letters of credit.  The Credit Facility serves as our primary source of short-term liquidity.

In May 2019, MAALP established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of March 31, 2020, there were no borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of March 31, 2020, we had $3.3 billion of publicly issued unsecured senior notes outstanding.

As of March 31, 2020, we also had $222.0 million of privately placed unsecured senior notes outstanding.

Unsecured Term Loan

As of March 31, 2020, we maintained one unsecured term loan with a syndicate of banks, led by Wells Fargo. The term loan has a balance of $300.0 million, matures in March 2022, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company’s credit ratings. As of March 31, 2020, this loan was bearing interest at a rate of one month LIBOR plus 0.95%.

Secured Property Mortgages

We maintain secured property mortgages with the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and various life insurance companies.  These mortgages are usually fixed rate and can range from five to 30 years in maturity.  As of March 31, 2020, we had $628.1 million of secured property mortgages with a weighted average interest rate of 4.50%.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2020 and 2019, we had an ownership interest in a limited liability company, which owns one apartment community comprised of 269 units, located in Washington, D.C.  We also had ownership interests in two limited partnerships as of March 31, 2020. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of March 31, 2020 and 2019, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

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

We will renegotiate our insurance programs effective July 1, 2020. We believe that the current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

Inflation

Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases.  The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for discussions of our critical accounting policies.  During the three months ended March 31, 2020, there were no material changes to these policies.  For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of March 31, 2020, 26.9% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes.  As of March 31, 2020, 91.1% of our outstanding debt was subject to fixed rates, and we did not have any outstanding interest rate swaps.  We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.  There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

Item 4.Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of March 31, 2020.  Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of March 31, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a purported class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that we (but not Post Properties (see the description of the Brown class action lawsuit below)) charged late fees at our Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent.  The plaintiffs are seeking monetary damages and attorneys’ fees and costs. In September 2018, the District Court certified a class proposed by the plaintiffs.  Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court’s order granting class certification.  In September 2019, the Fifth Circuit Court of Appeals heard our oral arguments.  We intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

In April 2017, plaintiff Nathaniel Brown, on behalf of a purported class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties’ primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. The plaintiffs are seeking monetary damages and attorneys’ fees and costs. In September 2018, the District Court certified a class proposed by the plaintiff. Additionally, in September 2018, the District Court denied our motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted our petition to review the District Court’s order granting class certification.  In September 2019, the Fifth Circuit Court of Appeals heard our oral arguments.  We intend to appeal the District Court’s order granting plaintiff’s motion for summary judgment to the Fifth Circuit Court of Appeals if permission to appeal is granted. We will continue to vigorously defend the action and pursue such appeals.

In addition, we are subject to various other legal proceedings arising in the course of our business operations. While no assurances can be given, we do not currently believe that any of these other outstanding matters will have a material adverse effect on our financial condition, results of operations or cash flows in the event of a negative outcome.

Item 1A.	Risk Factors.

Other than the risk factor set forth below, there have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

The COVID-19 pandemic and mitigation efforts to control the spread of the disease have and are expected to continue to materially impact our business, and our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to COVID-19.

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on March 13, 2020, the President of the United States proclaimed that the COVID-19 outbreak in the United States constitutes a national emergency. Continued widespread infection in the United States is a possibility. Extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, have led to significantly reduced economic activity and a surge in unemployment throughout the United States, including the markets where our properties are located, and there could be a sustained period of economic slowdown, the severity of which is uncertain.  Some economists are predicting the United States may enter a recession because of the COVID-19 pandemic.

Our ability to lease our apartments and collect rental revenues is dependent upon national, regional and local economic conditions, particularly unemployment levels and personal income levels.  As unemployment rises and incomes fall, fewer people, including both current and prospective residents, may be able to afford our apartment communities, and it may be difficult for some of our residents to make timely rental payments to us under their leases. To assist our residents who have lost wages or compensation due to the COVID-19 pandemic, we have offered these residents an amendment to their lease that provides payment flexibility of up to 60 days for April and May 2020 rent, waives late fees and interest charges under the lease, and reflects our agreement not to pursue remedies for nonpayment of April and May 2020 rent under the lease.  Whether we extend similar arrangements to defer rent will be determined in the future taking into account facts and circumstances at that particular time.

The ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations and cash flows that are difficult to predict. Such adverse impacts will depend on, among other factors:

•	our residents’ ability or willingness to pay rent in full on a timely basis;
•

federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent;

•

our ability to renew leases or relet units on favorable terms or at all, including as a result of unfavorable economic and market conditions in those markets where our apartment communities are located;

•

our ability to lease or relet units due to social distancing or other restrictions intended to prevent the spread of COVID-19 that may frustrate our leasing activities, which, for example, have led us to close property amenities and prohibit walk-in traffic in our property leasing offices;

•

our ability to successfully complete the lease up of properties in our lease up portfolio and attain expected rental and occupancy rates on the originally anticipated schedule due to social distancing or other restrictions intended to prevent the spread of COVID-19 that may frustrate our leasing activities, which, for example, have led us to close property amenities and prohibit public access in our property leasing offices;

•

our ability to complete the construction of properties in our development portfolio due to social distancing or other restrictions intended to prevent the spread of COVID-19 that may slow down or temporarily halt our construction activities;

•

our ability to continue our apartment unit redevelopment programs and attain increased rental rates for renovated or upgraded units due to social distancing or other restrictions intended to prevent the spread of COVID-19, which, for example, caused us to temporarily suspend our apartment unit redevelopment activities as of April 2020;

•

the possibility that one or more of our apartment communities could become a cluster site for COVID-19 infections, which could negatively impact our reputation and occupancy levels and result in operational losses due to reduced rental demand;

•

severe and prolonged disruption and instability in the financial markets, including the debt and equity capital markets, which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions (or a refusal or failure of one or more lenders under our unsecured revolving credit facility to fund their respective financing commitment to us), which may affect our ability to access capital necessary to fund our business operations or refinance maturing debt on a timely basis, on attractive terms or at all, which would adversely affect our ability to meet liquidity and capital expenditure requirements;

•	sustained stock market volatility that negatively affects the market price of our securities, including market conditions unrelated to our operating performance or prospects; and
•	our ability to manage our business to the extent our management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work.

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us.  However, the rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operation and cash flows, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(3)
January 1, 2020 - January 31, 2020	12,235	$130.29	—	4,000,000
February 1, 2020 - February 29, 2020	—	$—	—	4,000,000
March 1, 2020 - March 31, 2020	1,491	$89.18	—	4,000,000
Total	13,726		—	4,000,000

(1)

The shares reflected in this column are shares of MAA’s common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares under the Second Amended and Restated 2013 Stock Incentive Plan.

(2)	The price per share is based on the closing price of MAA’s common stock as of the date of determination of the statutory minimum for federal and state tax obligations.
(3)	This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.
Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference)

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 7, 2020	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	May 7, 2020		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)