Form 10-Q
period 2020-06-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2020-07-31
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	July 27, 2020
Common Stock, $0.01 par value	114,365,203

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2020 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner.  Mid-America Apartment Communities, Inc. and its 96.6% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P.  Unless the context otherwise requires, all references in this report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders”.

As of June 30, 2020, MAA owned 114,365,203 OP Units (96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Real estate assets:
Land	$1,910,655	$1,905,757
Buildings and improvements and other	11,960,028	11,841,978
Development and capital improvements in progress	196,824	116,424
	14,067,507	13,864,159
Less: Accumulated depreciation	(3,206,943)	(2,955,253)
	10,860,564	10,908,906
Undeveloped land	34,548	34,548
Investment in real estate joint venture	43,590	43,674
Real estate assets, net	10,938,702	10,987,128

Cash and cash equivalents	19,667	20,476
Restricted cash	15,927	50,065
Other assets	157,017	172,781
Total assets	$11,131,313	$11,230,450

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,849,784	$3,828,201
Secured notes payable	622,824	626,397
Accrued expenses and other liabilities	473,795	472,262
Total liabilities	4,946,403	4,926,860

Redeemable common stock	13,333	14,131

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 114,365,203 and 114,246,393 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively (1)	1,140	1,140
Additional paid-in capital	7,168,886	7,166,073
Accumulated distributions in excess of net income	(1,202,536)	(1,085,479)
Accumulated other comprehensive loss	(12,665)	(13,178)
Total MAA shareholders’ equity	5,954,834	6,068,565
Noncontrolling interests - Operating Partnership units	209,894	214,647
Total Company’s shareholders’ equity	6,164,728	6,283,212
Noncontrolling interests - consolidated real estate entities	6,849	6,247
Total equity	6,171,577	6,289,459
Total liabilities and equity	$11,131,313	$11,230,450

(1)

Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 are 116,272 and 107,162, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property revenues	$413,026	$407,390	$831,124	$808,568
Expenses:
Operating expenses, excluding real estate taxes and insurance	95,555	96,172	186,923	185,965
Real estate taxes and insurance	61,916	57,970	123,720	117,554
Depreciation and amortization	127,190	123,944	253,578	246,733
Total property operating expenses	284,661	278,086	564,221	550,252
Property management expenses	11,730	13,454	26,373	27,296
General and administrative expenses	10,557	10,398	23,821	22,735
Interest expense	42,118	45,936	85,600	91,636
(Gain) loss on sale of depreciable real estate assets	(2)	—	27	13
(Gain) loss on sale of non-depreciable real estate assets	(5)	(297)	371	(9,260)
Other non-operating (income) expense	(14,643)	(4,575)	13,889	(4,694)
Income before income tax expense	78,610	64,388	116,822	130,590
Income tax expense	(1,200)	(682)	(1,867)	(1,323)
Income from continuing operations before real estate joint venture activity	77,410	63,706	114,955	129,267
Income from real estate joint venture	318	435	725	832
Net income	77,728	64,141	115,680	130,099
Net income attributable to noncontrolling interests	2,666	2,224	3,970	4,522
Net income available for shareholders	75,062	61,917	111,710	125,577
Dividends to MAA Series I preferred shareholders	922	922	1,844	1,844
Net income available for MAA common shareholders	$74,140	$60,995	$109,866	$123,733

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.65	$0.53	$0.96	$1.09

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.65	$0.53	$0.96	$1.09

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$77,728	$64,141	$115,680	$130,099
Other comprehensive (loss) income:
Unrealized loss from derivative instruments	—	(5,426)	—	(7,882)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	278	(578)	531	(1,323)
Total comprehensive income	78,006	58,137	116,211	120,894
Less: Comprehensive income attributable to noncontrolling interests	(2,675)	(2,012)	(3,988)	(4,197)
Comprehensive income attributable to MAA	$75,331	$56,125	$112,223	$116,697

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2020	2019
Net income	$115,680	$130,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,105	247,266
Loss on sale of depreciable real estate assets	27	13
Loss (gain) on sale of non-depreciable real estate assets	371	(9,260)
Loss (gain) on embedded derivative in preferred shares	15,945	(4,070)
Stock compensation expense	8,150	8,237
Amortization of debt issuance costs, discounts and premiums	2,290	3,468
Net change in operating accounts and other operating activities	(6,953)	(7,286)
Net cash provided by operating activities	389,615	368,467

Cash flows from investing activities:
Purchases of real estate and other assets	(5,004)	(19,596)
Capital improvements, development and other	(191,850)	(133,354)
Distributions from real estate joint ventures	84	184
Contributions to affiliates	(1,725)	(2,700)
Proceeds from disposition of real estate assets	660	14,640
Net cash used in investing activities	(197,835)	(140,826)

Cash flows from financing activities:
Proceeds from revolving credit facility	180,000	545,000
Repayments of revolving credit facility	(180,000)	(1,085,000)
Net proceeds from commercial paper	20,000	367,000
Proceeds from notes payable	—	490,435
Principal payments on notes payable	(3,483)	(303,672)
Payment of deferred financing costs	(31)	(9,048)
Distributions to noncontrolling interests	(8,126)	(7,886)
Dividends paid on common shares	(228,618)	(218,758)
Dividends paid on preferred shares	(1,844)	(1,844)
Net change in other financing activities	(4,625)	2,143
Net cash used in financing activities	(226,727)	(221,630)

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,947)	6,011
Cash, cash equivalents and restricted cash, beginning of period	70,541	51,673
Cash, cash equivalents and restricted cash, end of period	$35,594	$57,684

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$19,667	$40,972
Restricted cash	15,927	16,712
Total cash, cash equivalents and restricted cash	$35,594	$57,684

Supplemental disclosure of cash flow information:
Interest paid	$84,623	$84,972
Income taxes paid	120	2,452

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$450	$1,157
Accrued construction in progress	18,991	21,063
Interest capitalized	3,019	1,093

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except unit data)

	June 30, 2020	December 31, 2019
Assets
Real estate assets:
Land	$1,910,655	$1,905,757
Buildings and improvements and other	11,960,028	11,841,978
Development and capital improvements in progress	196,824	116,424
	14,067,507	13,864,159
Less: Accumulated depreciation	(3,206,943)	(2,955,253)
	10,860,564	10,908,906
Undeveloped land	34,548	34,548
Investment in real estate joint venture	43,590	43,674
Real estate assets, net	10,938,702	10,987,128

Cash and cash equivalents	19,667	20,476
Restricted cash	15,927	50,065
Other assets	157,017	172,781
Total assets	$11,131,313	$11,230,450

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,849,784	$3,828,201
Secured notes payable	622,824	626,397
Accrued expenses and other liabilities	473,795	472,262
Due to general partner	19	19
Total liabilities	4,946,422	4,926,879

Redeemable common units	13,333	14,131

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of June 30, 2020 and December 31, 2019, respectively	66,840	66,840
General partner, 114,365,203 and 114,246,393 OP Units outstanding as of June 30, 2020 and December 31, 2019, respectively (1)	5,901,028	6,015,290
Limited partners, 4,058,657 and 4,067,174 OP Units outstanding as of June 30, 2020 and December 31, 2019, respectively (1)	209,894	214,647
Accumulated other comprehensive loss	(13,053)	(13,584)
Total operating partners’ capital	6,164,709	6,283,193
Noncontrolling interests - consolidated real estate entities	6,849	6,247
Total equity	6,171,558	6,289,440
Total liabilities and equity	$11,131,313	$11,230,450

(1)

Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 are 116,272 and 107,162, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property revenues	$413,026	$407,390	$831,124	$808,568
Expenses:
Operating expenses, excluding real estate taxes and insurance	95,555	96,172	186,923	185,965
Real estate taxes and insurance	61,916	57,970	123,720	117,554
Depreciation and amortization	127,190	123,944	253,578	246,733
Total property operating expenses	284,661	278,086	564,221	550,252
Property management expenses	11,730	13,454	26,373	27,296
General and administrative expenses	10,557	10,398	23,821	22,735
Interest expense	42,118	45,936	85,600	91,636
(Gain) loss on sale of depreciable real estate assets	(2)	—	27	13
(Gain) loss on sale of non-depreciable real estate assets	(5)	(297)	371	(9,260)
Other non-operating (income) expense	(14,643)	(4,575)	13,889	(4,694)
Income before income tax expense	78,610	64,388	116,822	130,590
Income tax expense	(1,200)	(682)	(1,867)	(1,323)
Income from continuing operations before real estate joint venture activity	77,410	63,706	114,955	129,267
Income from real estate joint venture	318	435	725	832
Net income	77,728	64,141	115,680	130,099
Distributions to MAALP preferred unitholders	922	922	1,844	1,844
Net income available for MAALP common unitholders	$76,806	$63,219	$113,836	$128,255

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.65	$0.53	$0.96	$1.09

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.65	$0.53	$0.96	$1.09

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$77,728	$64,141	$115,680	$130,099
Other comprehensive (loss) income:
Unrealized loss from derivative instruments	—	(5,426)	—	(7,882)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	278	(578)	531	(1,323)
Comprehensive income attributable to MAALP	$78,006	$58,137	$116,211	$120,894

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2020	2019
Net income	$115,680	$130,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,105	247,266
Loss on sale of depreciable real estate assets	27	13
Loss (gain) on sale of non-depreciable real estate assets	371	(9,260)
Loss (gain) on embedded derivative in preferred shares	15,945	(4,070)
Stock compensation expense	8,150	8,237
Amortization of debt issuance costs, discounts and premiums	2,290	3,468
Net change in operating accounts and other operating activities	(6,953)	(7,286)
Net cash provided by operating activities	389,615	368,467

Cash flows from investing activities:
Purchases of real estate and other assets	(5,004)	(19,596)
Capital improvements, development and other	(191,850)	(133,354)
Distributions from real estate joint ventures	84	184
Contributions to affiliates	(1,725)	(2,700)
Proceeds from disposition of real estate assets	660	14,640
Net cash used in investing activities	(197,835)	(140,826)

Cash flows from financing activities:
Proceeds from revolving credit facility	180,000	545,000
Repayments of revolving credit facility	(180,000)	(1,085,000)
Net proceeds from commercial paper	20,000	367,000
Proceeds from notes payable	—	490,435
Principal payments on notes payable	(3,483)	(303,672)
Payment of deferred financing costs	(31)	(9,048)
Distributions paid on common units	(236,744)	(226,644)
Distributions paid on preferred units	(1,844)	(1,844)
Net change in other financing activities	(4,625)	2,143
Net cash used in financing activities	(226,727)	(221,630)

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,947)	6,011
Cash, cash equivalents and restricted cash, beginning of period	70,541	51,673
Cash, cash equivalents and restricted cash, end of period	$35,594	$57,684

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$19,667	$40,972
Restricted cash	15,927	16,712
Total cash, cash equivalents and restricted cash	$35,594	$57,684

Supplemental disclosure of cash flow information:
Interest paid	$84,623	$84,972
Income taxes paid	120	2,452

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$18,991	$21,063
Interest capitalized	3,019	1,093

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

Unless the context otherwise requires, all references to the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P.  Unless the context otherwise requires, all references to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries.  Unless the context otherwise requires, the references to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P., together with its consolidated subsidiaries.  “Common stock” refers to the common stock of MAA and, unless the context otherwise requires, “shareholders” refers to the holders of shares of MAA’s common stock.  The common units of limited partnership interests in the Operating Partnership are referred to as “OP Units,” and the holders of the OP Units are referred to as “common unitholders”.

As of June 30, 2020, MAA owned 114,365,203 OP Units (or 96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of June 30, 2020, the Company owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture.  As of June 30, 2020, the Company had six development communities under construction totaling 1,940 apartment units once complete.  Total expected costs for the six development projects are $459.5 million, of which $215.8 million had been incurred through June 30, 2020.  MAA expects to complete one of these developments in 2020, four developments in 2021 and one development in 2022. As of June 30, 2020, thirty-two of the Company’s apartment communities included retail components with approximately 630,000 square feet of gross leasable space.  In addition, as of June 30, 2020, the Company had four commercial properties with approximately 260,000 square feet of combined gross leasable area.  The Company’s apartment communities and commercial properties were located across 16 states and the District of Columbia as of June 30, 2020.

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

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to the Condensed Consolidated Statements of Operations. Prior year amounts have been changed to conform to the Company’s current year presentation.  As a result of these reclassifications, $0.2 million and $1.0 million of expenses previously reported as “General and administrative expenses” for the three and six months ended June 30, 2019, respectively, have been reclassified to the “Other non-operating (income) expense” line item of the Condensed Consolidated Statements of Operations in this report.

Noncontrolling Interests

As of June 30, 2020, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities.  The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s two consolidated real estate entities are owned by private real estate companies that are generally responsible for the development and construction of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest.  The entities were determined to be VIE’s with the Company designated as the primary beneficiary.  As a result, the accounts of the entities are consolidated by the Company.  As of June 30, 2020, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $77.2 million and $8.4 million, respectively.  As of December 31, 2019, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $46.0 million and $3.2 million, respectively.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and two technology-focused limited partnerships that qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investment in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $43.6 million and $43.7 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company’s investments in the technology-focused limited partnerships were $19.7 million and $13.1 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2020, the Company was committed until February 2025 to make additional capital contributions totaling $23.0 million if and when called by the general partners of the limited partnerships.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis.  As of June 30, 2020 and December 31, 2019, right-of-use assets recorded within “Other assets” totaled $50.6 million and $53.8 million, respectively, and related lease obligations recorded within “Accrued expenses and other liabilities” totaled $32.5 million and $33.1 million, respectively, in the Condensed Consolidated Balance Sheets.  As of June 30, 2020, the Company’s operating leases had a weighted average remaining lease term of approximately 31 years and a weighted average discount rate of approximately 4.4%. Lease expense recognized for the three and six months ended June 30, 2020 and 2019 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2020 and 2019 was also immaterial.

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

For the three and six months ended June 30, 2020 and 2019, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Calculation of Earnings per common share - basic
Net income	$77,728	$64,141	$115,680	$130,099
Net income attributable to noncontrolling interests	(2,666)	(2,224)	(3,970)	(4,522)
Unvested restricted stock (allocation of earnings)	(100)	(96)	(151)	(184)
Preferred dividends	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$74,040	$60,899	$109,715	$123,549

Weighted average common shares - basic	114,204	113,838	114,158	113,783
Earnings per common share - basic	$0.65	$0.53	$0.96	$1.09

Calculation of Earnings per common share - diluted
Net income	$77,728	$64,141	$115,680	$130,099
Net income attributable to noncontrolling interests (1)	(2,666)	(2,224)	(3,970)	(4,522)
Preferred dividends	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$74,140	$60,995	$109,866	$123,733

Weighted average common shares - basic	114,204	113,838	114,158	113,783
Effect of dilutive securities	234	249	324	211
Weighted average common shares - diluted	114,438	114,087	114,482	113,994
Earnings per common share - diluted	$0.65	$0.53	$0.96	$1.09

(1)	For the three and six months ended June 30, 2020 and 2019, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and six months ended June 30, 2020 and 2019, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Calculation of Earnings per common unit - basic
Net income	$77,728	$64,141	$115,680	$130,099
Unvested restricted stock (allocation of earnings)	(100)	(96)	(151)	(184)
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$76,706	$63,123	$113,685	$128,071

Weighted average common units - basic	118,263	117,935	118,220	117,886
Earnings per common unit - basic	$0.65	$0.53	$0.96	$1.09

Calculation of Earnings per common unit - diluted
Net income	$77,728	$64,141	$115,680	$130,099
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$76,806	$63,219	$113,836	$128,255

Weighted average common units - basic	118,263	117,935	118,220	117,886
Effect of dilutive securities	234	249	324	211
Weighted average common units - diluted	118,497	118,184	118,544	118,097
Earnings per common unit - diluted	$0.65	$0.53	$0.96	$1.09

4.MAA Equity

Changes in MAA’s total equity and its components for the three months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2020	$9	$1,140	$7,170,148	$(1,160,944)	$(12,934)	$211,498	$6,648	$6,215,565
Net income	—	—	—	75,062	—	2,666	—	77,728
Other comprehensive income - derivative instruments	—	—	—	—	269	9	—	278
Issuance and registration of common shares	—	—	(416)	—	—	—	—	(416)
Shares repurchased and retired	—	—	(3,930)	—	—	—	—	(3,930)
Exercise of stock options	—	—	—	—	—	—	—	—
Redeemable stock fair market value adjustment	—	—	—	(1,297)	—	—	—	(1,297)
Adjustment for noncontrolling interests in Operating Partnership	—	—	220	—	—	(220)	—	—
Amortization of unearned compensation	—	—	2,864	—	—	—	—	2,864
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.00 per share)	—	—	—	(114,435)	—	—	—	(114,435)
Dividends on noncontrolling interests units ($1.00 per unit)	—	—	—	—	—	(4,059)	—	(4,059)
Contribution from noncontrolling interest	—	—	—	—	—	—	201	201
EQUITY BALANCE JUNE 30, 2020	$9	$1,140	$7,168,886	$(1,202,536)	$(12,665)	$209,894	$6,849	$6,171,577

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2019	$9	$1,137	$7,141,544	$(1,037,268)	$(3,300)	$218,011	$5,166	$6,325,299
Net income	—	—	—	61,917	—	2,224	—	64,141
Other comprehensive loss - derivative instruments	—	—	—	—	(5,792)	(212)	—	(6,004)
Issuance and registration of common shares	—	1	(520)	—	—	—	—	(519)
Shares repurchased and retired	—	—	(701)	—	—	—	—	(701)
Exercise of stock options	—	—	1,032	—	—	—	—	1,032
Shares issued in exchange for common units	—	—	821	—	—	(821)	—	—
Shares issued in exchange for redeemable stock	—	—	575	—	—	—	—	575
Redeemable stock fair market value adjustment	—	—	—	(835)	—	—	—	(835)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(127)	—	—	127	—	—
Amortization of unearned compensation	—	—	3,452	—	—	—	—	3,452
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.96 per share)	—	—	—	(109,557)	—	—	—	(109,557)
Dividends on noncontrolling interests units ($0.96 per unit)	—	—	—	—	—	(3,925)	—	(3,925)
Contribution from noncontrolling interest	—	—	—	—	—	—	490	490
EQUITY BALANCE JUNE 30, 2019	$9	$1,138	$7,146,076	$(1,086,665)	$(9,092)	$215,404	$5,656	$6,272,526

Changes in MAA’s total equity and its components for the six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2019	$9	$1,140	$7,166,073	$(1,085,479)	$(13,178)	$214,647	$6,247	$6,289,459
Net income	—	—	—	111,710	—	3,970	—	115,680
Other comprehensive income - derivative instruments	—	—	—	—	513	18	—	531
Issuance and registration of common shares	—	—	(377)	—	—	—	—	(377)
Shares repurchased and retired	—	—	(5,657)	—	—	—	—	(5,657)
Exercise of stock options	—	—	71	—	—	—	—	71
Shares issued in exchange for common units	—	—	450	—	—	(450)	—	—
Redeemable stock fair market value adjustment	—	—	—	1,814	—	—	—	1,814
Adjustment for noncontrolling interests in Operating Partnership	—	—	173	—	—	(173)	—	—
Amortization of unearned compensation	—	—	8,153	—	—	—	—	8,153
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($2.00 per share)	—	—	—	(228,737)	—	—	—	(228,737)
Dividends on noncontrolling interests units ($2.00 per unit)	—	—	—	—	—	(8,118)	—	(8,118)
Contribution from noncontrolling interest	—	—	—	—	—	—	602	602
EQUITY BALANCE JUNE 30, 2020	$9	$1,140	$7,168,886	$(1,202,536)	$(12,665)	$209,894	$6,849	$6,171,577

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2018	$9	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189
Net income	—	—	—	125,577	—	4,522	—	130,099
Other comprehensive loss - derivative instruments	—	—	—	—	(8,880)	(325)	—	(9,205)
Issuance and registration of common shares	—	2	608	—	—	—	—	610
Shares repurchased and retired	—	—	(3,724)	—	—	—	—	(3,724)
Exercise of stock options	—	—	1,240	—	—	—	—	1,240
Shares issued in exchange for common units	—	—	1,157	—	—	(1,157)	—	—
Shares issued in exchange for redeemable stock	—	—	575	—	—	—	—	575
Redeemable stock fair market value adjustment	—	—	—	(2,186)	—	—	—	(2,186)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(187)	—	—	187	—	—
Amortization of unearned compensation	—	—	8,237	—	—	—	—	8,237
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($1.92 per share)	—	—	—	(218,949)	—	—	—	(218,949)
Dividends on noncontrolling interests units ($1.92 per unit)	—	—	—	—	—	(7,866)	—	(7,866)
Contribution from noncontrolling interest	—	—	—	—	—	—	3,350	3,350
EQUITY BALANCE JUNE 30, 2019	$9	$1,138	$7,146,076	$(1,086,665)	$(9,092)	$215,404	$5,656	$6,272,526

5.MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2020	$211,498	$5,943,891	$66,840	$(13,331)	$6,648	$6,215,546
Net income	2,666	74,140	922	—	—	77,728
Other comprehensive income - derivative instruments	—	—	—	278	—	278
Issuance of units	—	(416)	—	—	—	(416)
Units repurchased and retired	—	(3,930)	—	—	—	(3,930)
Exercise of unit options	—	—	—	—	—	—
General partnership units issued in exchange for limited partnership units	—	—	—	—	—	—
Redeemable units fair market value adjustment	—	(1,297)	—	—	—	(1,297)
Adjustment for limited partners’ capital at redemption value	(211)	211	—	—	—	—
Amortization of unearned compensation	—	2,864	—	—	—	2,864
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.00 per unit)	(4,059)	(114,435)	—	—	—	(118,494)
Contribution from noncontrolling interest	—	—	—	—	201	201
CAPITAL BALANCE JUNE 30, 2020	$209,894	$5,901,028	$66,840	$(13,053)	$6,849	$6,171,558

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2019	$218,011	$6,038,625	$66,840	$(3,362)	$5,166	$6,325,280
Net income	2,224	60,995	922	—	—	64,141
Other comprehensive loss - derivative instruments	—	—	—	(6,004)	—	(6,004)
Issuance of units	—	(519)	—	—	—	(519)
Units repurchased and retired	—	(701)	—	—	—	(701)
Exercise of unit options	—	1,032	—	—	—	1,032
General partnership units issued in exchange for limited partnership units	(821)	821	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575
Redeemable units fair market value adjustment	—	(835)	—	—	—	(835)
Adjustment for limited partners’ capital at redemption value	(85)	85	—	—	—	—
Amortization of unearned compensation	—	3,452	—	—	—	3,452
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.96 per unit)	(3,925)	(109,557)	—	—	—	(113,482)
Contribution from noncontrolling interest	—	—	—	—	490	490
CAPITAL BALANCE JUNE 30, 2019	$215,404	$5,993,973	$66,840	$(9,366)	$5,656	$6,272,507

Changes in MAALP’s total capital and its components for the six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2019	$214,647	$6,015,290	$66,840	$(13,584)	$6,247	$6,289,440
Net income	3,970	109,866	1,844	—	—	115,680
Other comprehensive income - derivative instruments	—	—	—	531	—	531
Issuance of units	—	(377)	—	—	—	(377)
Units repurchased and retired	—	(5,657)	—	—	—	(5,657)
Exercise of unit options	—	71	—	—	—	71
General partnership units issued in exchange for limited partnership units	(450)	450	—	—	—	—
Redeemable units fair market value adjustment	—	1,814	—	—	—	1,814
Adjustment for limited partners’ capital at redemption value	(155)	155	—	—	—	—
Amortization of unearned compensation	—	8,153	—	—	—	8,153
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($2.00 per unit)	(8,118)	(228,737)	—	—	—	(236,855)
Contribution from noncontrolling interest	—	—	—	—	602	602
CAPITAL BALANCE JUNE 30, 2020	$209,894	$5,901,028	$66,840	$(13,053)	$6,849	$6,171,558

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170
Net income	4,522	123,733	1,844	—	—	130,099
Other comprehensive loss - derivative instruments	—	—	—	(9,205)	—	(9,205)
Issuance of units	—	610	—	—	—	610
Units repurchased and retired	—	(3,724)	—	—	—	(3,724)
Exercise of unit options	—	1,240	—	—	—	1,240
General partnership units issued in exchange for limited partnership units	(1,157)	1,157	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575
Redeemable units fair market value adjustment	—	(2,186)	—	—	—	(2,186)
Adjustment for limited partners’ capital at redemption value	(138)	138	—	—	—	—
Amortization of unearned compensation	—	8,237	—	—	—	8,237
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($1.92 per unit)	(7,866)	(218,949)	—	—	—	(226,815)
Contribution from noncontrolling interest	—	—	—	—	3,350	3,350
CAPITAL BALANCE JUNE 30, 2019	$215,404	$5,993,973	$66,840	$(9,366)	$5,656	$6,272,507

6.Borrowings

The following table summarizes the Company’s outstanding debt as of June 30, 2020 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$—	—	—
Variable rate commercial paper program	90,000	0.4%	7/7/2020
Fixed rate senior notes	3,472,000	3.9%	7/19/2026
Variable rate term loan	300,000	1.1%	3/1/2022
Debt issuance costs, discounts, premiums and fair market value adjustments	(12,216)
Total unsecured debt	$3,849,784	3.6%
Secured debt
Fixed rate property mortgages	$626,334	4.5%	5/3/2037
Debt issuance costs and fair market value adjustments	(3,510)
Total secured debt	$622,824	4.5%
Total outstanding debt	$4,472,608	3.7%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which is referred to as the Credit Facility.  The Credit Facility replaced MAALP’s previous unsecured revolving credit facility, and it includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of June 30, 2020, there was no outstanding balance under the Credit Facility, while $3.1 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

In May 2019, MAALP established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million.  As of June 30, 2020, MAALP had $90.0 million outstanding under the commercial paper program. For the three months ended June 30, 2020, the average daily borrowings outstanding under the commercial paper program were $65.0 million.

Unsecured Senior Notes

As of June 30, 2020, MAALP had $3.3 billion of publicly issued unsecured senior notes outstanding and $222.0 million of privately placed unsecured senior notes outstanding.  The unsecured senior notes had maturities at issuance ranging from ten to twelve years, with a weighted average of 6.1 years remaining until maturity as of June 30, 2020.

Unsecured Term Loan

As of June 30, 2020, MAALP maintained one term loan with a syndicate of banks led by Wells Fargo. The term loan has a balance of $300.0 million and matures in March 2022.  The term loan has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company’s credit ratings.

Secured Property Mortgages

As of June 30, 2020, MAALP had $626.3 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.50% and a weighted average maturity in 2037.

Guarantees

As of June 30, 2020, MAA fully and unconditionally guaranteed $222.0 million of the privately placed unsecured senior notes issued by MAALP.

7.Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of June 30, 2020 and December 31, 2019, totaled $4.1 billion and had estimated fair values of $4.6 billion and $4.5 billion (excluding prepayment penalties) as of June 30, 2020 and December 31, 2019, respectively. The carrying values of variable rate debt (excluding the effect of interest rate swap agreements) as of June 30, 2020 and December 31, 2019, totaled $0.4 billion and had estimated fair values of $0.4 billion (excluding prepayment penalties) as of June 30, 2020 and December 31, 2019. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 30, 2020, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8).  The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 and at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations.  As a result of adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset during the six months ended June 30, 2020, the fair value of the embedded derivative asset decreased to $20.5 million as of June 30, 2020 as compared to $36.5 million as of December 31, 2019.

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

As of June 30, 2020, the Company did not have any outstanding interest rate derivatives designated as cash flow hedges of interest rate risk. The fair value of interest rate derivative contracts designated as hedging instruments recorded in “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2019 was $0.1 million.  The Company’s interest rate derivative contracts designated as hedging instruments and their related gains and losses are reported in “Net change in operating accounts and other operating activities” in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and embedded derivative held as of June 30, 2020 and December 31, 2019 were classified as Level 2 in the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship.  Amounts reported in “Accumulated other comprehensive loss” related to derivatives designated as qualifying cash flow hedges are reclassified to interest expense as interest payments are made on the Company’s variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $1.1 million will be reclassified to earnings as an increase to “Interest expense”, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative		Location of (Loss) Gain Reclassified from Accumulated	Net (Loss) Gain Reclassified from Accumulated OCL into Interest Expense(1)
Three months ended June 30,	2020	2019	OCL into Income	2020	2019
Interest rate contracts	$—	$(5,426)	Interest expense	$(278)	$578
Six months ended June 30,
Interest rate contracts	$—	$(7,882)	Interest expense	$(531)	$1,323

(1)	See the Condensed Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in Earnings on Derivative
Three months ended June 30,	Income on Derivative	2020	2019
Preferred stock embedded derivative	Other non-operating (income) expense	$11,693	$4,594
Six months ended June 30,
Preferred stock embedded derivative	Other non-operating (income) expense	$(15,945)	$4,070

8.Shareholders’ Equity of MAA

As of June 30, 2020, 114,365,203 shares of common stock of MAA and 4,058,657 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,423,860 common shares and units.  As of June 30, 2019, 114,043,089 shares of common stock of MAA and 4,090,083 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,133,172 common shares and units. Options to purchase 19,845 shares of MAA’s common stock were outstanding as of June 30, 2020, compared to 60,442 outstanding options as of June 30, 2019. During the six months ended June 30, 2020 and 2019, MAA issued 918 common shares and 20,718 common shares, respectively, related to the exercise of stock options. These exercises resulted in net proceeds of $0.1 million and $1.2 million, respectively.

Preferred Stock

As of June 30, 2020, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

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

During the six months ended June 30, 2020 and 2019, MAA did not sell any shares of common stock under its ATM program.  As of June 30, 2020, 3.9 million shares remained issuable under the ATM program.

9.Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units.  As of June 30, 2020, there were 118,423,860 OP Units outstanding, 114,365,203, or 96.6%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner.  The remaining 4,058,657 OP Units were Class A OP Units owned by Class A limited partners.  As of June 30, 2019, there were 118,133,172 OP Units outstanding, 114,043,089, or 96.5%, of which were owned by MAA and 4,090,083 of which were owned by the Class A limited partners.

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

As of June 30, 2020, a total of 4,058,657 Class A OP Units were outstanding and redeemable for 4,058,657 shares of MAA common stock, with an approximate value of $465.4 million, based on the closing price of MAA’s common stock on June 30, 2020 of $114.67 per share.  As of June 30, 2019, a total of 4,090,083 Class A OP Units were outstanding and redeemable for 4,090,083 shares of MAA common stock, with an approximate value of $481.6 million, based on the closing price of MAA’s common stock on June 28, 2019 of $117.76 per share.  MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of June 30, 2020, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units.  The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of June 30, 2020, 867,846 units of the MAALP Series I preferred units were outstanding.

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

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of June 30, 2020 (in thousands):

Operating Leases
2020	$1,415
2021	2,854
2022	2,885
2023	2,875
2024	2,853
Thereafter	65,863
Total minimum lease payments	78,745
Net present value adjustments	(46,237)
Operating lease obligations	$32,508

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

As of June 30, 2020 and December 31, 2019, the Company’s accrual for loss contingencies relating to unresolved legal matters was $8.5 million and $8.6 million in the aggregate, respectively.  The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11.Segment Information

As of June 30, 2020, the Company owned and operated 299 multifamily apartment communities in 16 different states from which it derived all significant sources of earnings and operating cash flows.  The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants.

The following reflects the two reportable segments for the Company:

•	Same Store communities are communities that the Company has owned and have been stabilized for at least a full 12 months.
•

Non-Same Store and Other includes recently acquired communities, communities in development or lease-up, communities that have been identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in Non-Same Store and Other are non-multifamily activities.

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

Revenues and NOI for each reportable segment for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Same Store
Rental revenues	$386,581	$378,146	$776,288	$751,611
Other property revenues	3,313	3,616	5,968	6,682
Total Same Store revenues	389,894	381,762	782,256	758,293
Non-Same Store and Other
Rental revenues	23,039	25,433	48,739	49,908
Other property revenues	93	195	129	367
Total Non-Same Store and Other revenues	23,132	25,628	48,868	50,275
Total rental and other property revenues	$413,026	$407,390	$831,124	$808,568
Net Operating Income:
Same Store NOI	$242,713	$238,016	$492,000	$475,854
Non-Same Store and Other NOI	12,842	15,232	28,481	29,195
Total NOI	255,555	253,248	520,481	505,049
Depreciation and amortization	(127,190)	(123,944)	(253,578)	(246,733)
Property management expenses	(11,730)	(13,454)	(26,373)	(27,296)
General and administrative expenses	(10,557)	(10,398)	(23,821)	(22,735)
Interest expense	(42,118)	(45,936)	(85,600)	(91,636)
Gain (loss) on sale of depreciable real estate assets	2	—	(27)	(13)
Gain (loss) on sale of non-depreciable real estate assets	5	297	(371)	9,260
Other non-operating income (expense)	14,643	4,575	(13,889)	4,694
Income tax expense	(1,200)	(682)	(1,867)	(1,323)
Income from real estate joint venture	318	435	725	832
Net income attributable to noncontrolling interests	(2,666)	(2,224)	(3,970)	(4,522)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders	$74,140	$60,995	$109,866	$123,733

Assets for each reportable segment as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Same Store	$9,823,436	$9,975,880
Non-Same Store and Other	1,146,811	1,049,029
Corporate assets	161,066	205,541
Total assets	$11,131,313	$11,230,450

12.Real Estate Acquisitions and Dispositions

The following table reflects the Company’s acquisition activity for the six months ended June 30, 2020:

Land Acquisition	Market	Acres	Date Acquired
Georgetown	Austin, TX	22	January 2020

The Company did not dispose of any apartment communities, land parcels or commercial properties during the six months ended June 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.6% interest as of June 30, 2020. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of June 30, 2020, we owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had six development communities under construction.  In addition, as of June 30, 2020, we owned four commercial properties, and 32 of our apartment communities included retail components.  Our apartment communities and commercial properties were located across 16 states and the District of Columbia as of June 30, 2020.

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

Risks Associated with Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods.  Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements regarding the potential impact of the COVID-19 pandemic on our business, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “target,” “outlook,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

•	inability to attract and retain qualified personnel;
•	cyber liability or potential liability for breaches of our or our service providers’ information technology systems, or business operations disruptions;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory developments;
•	extreme weather, natural disasters, disease outbreak and public health events;
•	legal proceedings relating to various issues, which, among other things, could result in a class action lawsuit;
•	compliance costs associated with numerous federal, state and local laws and regulations, including those costs associated with laws requiring access for disabled persons; and
•	other risks identified in this Quarterly Report on Form 10-Q and in other reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events, circumstances or changes in expectations after the date on which this Quarterly Report on Form 10-Q is filed.

Overview of the Three Months Ended June 30, 2020

For the three months ended June 30, 2020, net income available for MAA common shareholders was $74.1 million as compared to $61.0 million for the three months ended June 30, 2019.  Results for the three months ended June 30, 2020 included $11.7 million of non-cash income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $4.3 million of non-cash income, net of tax, related to gains recognized from an unconsolidated limited partnership.  Results for the three months ended June 30, 2019 included $4.6 million of non-cash income related to the embedded derivative in the preferred shares. Revenues for the three months ended June 30, 2020 increased 1.4% as compared to the three months ended June 30, 2019, driven by a 2.1% increase in our Same Store segment, partially offset by a 9.7% decrease in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2020 increased by 2.2% as compared to the three months ended June 30, 2019, driven by a 2.4% increase in our Same Store segment. The drivers of these increases are discussed below in the “Results of Operations” section.

COVID-19 Developments

In these unprecedented times, we believe the best way we can help our residents is to work with those who have lost wages or compensation due to the COVID-19 pandemic so that they can remain in their homes. We have offered these impacted residents amendments to their leases that provided varying degrees of payment flexibility with respect to April, May, June and July rent and waived late fees and interest charges under the original lease for rent that was deferred under a lease amendment.

Our on-site leasing offices have remained open throughout the COVID-19 pandemic. As governmental authorities began issuing orders and directives to combat the spread of COVID-19, our leasing offices transitioned to operate on a virtual basis, with full staff still on-site to continue serving current and prospective new residents.  To support our associates who continued to work on-site on a daily basis, we provided those associates with enhanced leave and sick time policies, enhanced flextime arrangements and additional COVID-19 paid time off, among other benefits. In addition, we made modifications to our health and retirement plans to assist all of our associates and their families during this time of crisis.  In May, we resumed normal operations at our on-site leasing offices, once again permitting public access and walk-in traffic, subject to social distancing restrictions. Likewise, in May, we began reopening property amenities as permitted by governmental orders, directives and guidelines.

Our balance sheet remains very strong, with low leverage, significant availability from our unsecured revolving credit facility and limited near-term debt maturities and funding obligations.

Trends

During the three months ended June 30, 2020, revenue growth for our Same Store portfolio continued to be favorably impacted by in-place rents and the contribution to average effective rent per unit growth. The average effective rent per unit for our Same Store portfolio continued to increase from the prior year, up 3.4% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This growth was partially offset by lower occupancy and lower rent and fee collections as compared to the more normal operating conditions for the three months ended June 30, 2019. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

In addition, during the three months ended June 30, 2020, we maintained strong physical occupancy.  Average physical occupancy for our Same Store portfolio was 95.4% for the three months ended June 30, 2020, which compares to average physical occupancy of 96.0% achieved during the three months ended June 30, 2019.  Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

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

The COVID-19 pandemic continues to disrupt the United States economy and we cannot predict when an economic recovery will occur. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth.  Government restrictions implemented in response to the pandemic continue to drive high unemployment and also limit the number of people looking to change their current living situation. We expect this environment could contribute to lower rent collections than normal in the third quarter of 2020 and also continue to suppress demand for apartments, likely driving rent growth on new leases and renewals lower than it would be in a more normal economic environment. Current elevated supply levels could further impact rent growth for our portfolio, particularly for apartment communities located in urban submarkets.  Properties in suburban submarkets have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets.

Our focus during this challenging time has been on working with residents who have been financially impacted by the pandemic on rent payment flexibility. At a portfolio level, we have focused on using our pricing system to maintain strong occupancy. As noted above, average physical occupancy for our Same Store portfolio for the three months ended June 30, 2020 was 95.4%, which we believe positions us well to manage through the current environment.

Markets throughout the country have been impacted differently by the pandemic and the individual market economies continue to be at various stages of reopening and we expect them to stay this way for some period of time. Further, as COVID-19 cases continue to rise in most areas of the country including markets where we operate, we are unable to predict if economies will continue to remain open or if they will be disrupted again in the near future.  As we move through this uncertain time, we believe that our portfolio strategy of maintaining a diversity of markets, submarkets, product types, and price points will serve the company better in this environment than a more concentrated portfolio profile.

While access to the financial markets was initially disrupted by the COVID-19 pandemic, access has returned, particularly for high credit borrowers, and we believe we currently have the ability to raise capital through the debt and equity markets as necessary. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively impact our ability to access capital necessary to fund our operations or refinance maturing debt.

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

For the three months ended June 30, 2020, we achieved net income available for MAA common shareholders of $74.1 million, a 21.6% increase as compared to the three months ended June 30, 2019, and total revenue growth of $5.6 million, representing a 1.4% increase in property revenues as compared to the three months ended June 30, 2019.  The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Property Revenues

The following table reflects our property revenues by segment for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30,
	2020	2019	Increase	% Increase
Same Store	$389,894	$381,762	$8,132	2.1%
Non-Same Store and Other	23,132	25,628	(2,496)	(9.7)%
Total	$413,026	$407,390	$5,636	1.4%

The increase in property revenues for our Same Store segment for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was the primary driver of total property revenue growth.  The Same Store segment generated a 2.1% increase in revenues for the three months ended June 30, 2020, primarily a result of average effective rent per unit growth of 3.4% as compared to the three months ended June 30, 2019.  The decrease in property revenues from the Non-Same Store and Other segment for the three months ended June 30, 2020 as compared to three months ended June 30, 2019 was primarily the result of decreased revenues from our retail properties and from the disposition of our five multifamily properties located in the Little Rock, Arkansas market during the fourth quarter of 2019, which marked our exit from that particular market, These decreases were partially offset by increased revenues from recently completed development properties and 2019 multifamily acquisitions.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30,
	2020	2019	Increase	% Increase
Same Store	$147,181	$143,746	$3,435	2.4%
Non-Same Store and Other	10,290	10,396	(106)	(1.0)%
Total	$157,471	$154,142	$3,329	2.2%

The increase in property operating expenses for our Same Store segment for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily driven by increases in real estate tax expense of $2.5 million, in addition to increases in marketing and insurance expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2020 was $127.2 million, an increase of $3.2 million as compared to the three months ended June 30, 2019. The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities made after June 30, 2019 in the normal course of business through June 30, 2020.

Other Income and Expenses

Property management expenses for the three months ended June 30, 2020 were $11.7 million, a decrease of $1.7 million as compared to the three months ended June 30, 2019. General and administrative expenses for the three months ended June 30, 2020 were $10.6 million, an increase of $0.2 million as compared to the three months ended June 30, 2019.

Interest expense for the three months ended June 30, 2020 was $42.1 million, a decrease of $3.8 million as compared to the three months ended June 30, 2019. The decrease was primarily due to decreased average daily debt outstanding as well as an increase in capitalized interest during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.  The increase in the capitalized interest expense was due to an increase in the number of development projects.

During the three months ended June 30, 2019, we sold a land parcel resulting in a $0.3 million gain on sale of non-depreciable assets.  No land parcels were sold during the three months ended June 30, 2020.

Other non-operating (income) expense for the three months ended June 30, 2020 was $14.6 million of income, an increase of $10.1 million as compared to the three months ended June 30, 2019. The increase was primarily driven by $11.7 million of non-cash income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares during the three months ended June 30, 2020, compared to the recognition of $4.6 million of non-cash income related to the adjustment of the embedded derivative during the three months ended June 30, 2019. During the three months ended June 30, 2020, we also recognized $5.0 million of non-cash income from an unconsolidated limited partnership and $2.4 million of COVID-19 related expenses in other non-operating (income) expense. Our COVID-19 related expenses consisted primarily of additional cleaning supplies, contract labor and COVID-19 related leave.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

For the six months ended June 30, 2020, we achieved net income available for MAA common shareholders of $109.9 million, a 11.2% decrease as compared to the six months ended June 30, 2019, and total revenue growth of $22.6 million, representing a 2.8% increase in property revenues as compared to the six months ended June 30, 2019. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Property Revenues

The following table reflects our property revenues by segment for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,
	2020	2019	Increase	% Increase
Same Store	$782,256	$758,293	$23,963	3.2%
Non-Same Store and Other	48,868	50,275	(1,407)	(2.8)%
Total	$831,124	$808,568	$22,556	2.8%

The increase in property revenues for our Same Store segment for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was the primary driver of total property revenue growth. The Same Store segment generated a 3.2% increase in revenues for the six months ended June 30, 2020, primarily a result of average effective rent per unit growth of 3.8% as compared to the six months ended June 30, 2019. The decrease in property revenues from the Non-Same Store and Other segment for the six months ended June 30, 2020 as compared to six months ended June 30, 2019 was primarily the result of decreased revenues from our retail properties and from our exit from the Little Rock, Arkansas market during the fourth quarter of 2019.  These decreases were partially offset by increased revenues from recently completed development properties and 2019 multifamily acquisitions.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,
	2020	2019	Increase	% Increase
Same Store	$290,256	$282,439	$7,817	2.8%
Non-Same Store and Other	20,387	21,080	(693)	(3.3)%
Total	$310,643	$303,519	$7,124	2.3%

The increase in property operating expenses for our Same Store segment for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily driven by increases in real estate tax expense of $4.4 million, in addition to increases in marketing and insurance expenses.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2020 was $253.6 million, an increase of $6.8 million as compared to the six months ended June 30, 2019. The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities made after June 30, 2019 in the normal course of business through June 30, 2020.

Other Income and Expenses

Property management expenses for the six months ended June 30, 2020 were $26.4 million, a decrease of $0.9 million as compared to the six months ended June 30, 2019. General and administrative expenses for the six months ended June 30, 2020 were $23.8 million, an increase of $1.1 million as compared to the six months ended June 30, 2019.

Interest expense for the six months ended June 30, 2020 was $85.6 million, a decrease of $6.0 million as compared to the six months ended June 30, 2019. The decrease was primarily due to decreased average daily debt outstanding as well as an increase in capitalized interest during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.  The increase in the capitalized interest expense was due to an increase in the number of development projects.

During the six months ended June 30, 2019, we sold two land parcels resulting in a $9.3 million gain on sale of non-depreciable assets. No land parcels were sold during the six months ended June 30, 2020.

Other non-operating (income) expense for the six months ended June 30, 2020 was $13.9 million of expense, an increase of $18.6 million as compared to the six months ended June 30, 2019. The increase was primarily driven by $15.9 million of expense related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares during the six months ended June 30, 2020, compared to the recognition of $4.1 million of income related to the adjustment of the embedded derivative during the six months ended June 30, 2019. During the six months ended June 30, 2020, we also recognized $4.9 million of income from an unconsolidated limited partnership and $2.6 million of COVID-19 related expenses in other non-operating (income) expense. Our COVID-19 related expenses consisted primarily of additional cleaning supplies, contract labor and COVID-19 related leave.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares, gain or loss on sale of non-depreciable assets, adjustments for gains or losses from unconsolidated limited partnerships, net casualty gain or loss, gain or loss on debt extinguishment, non-routine legal costs and settlements, COVID-19 related costs and mark-to-market debt adjustments. While our definition of Core FFO may be similar to others in the industry, our methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to Net income available for MAA common shareholders as an indicator of operating performance. We believe that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the three and six months ended June 30, 2020 and 2019, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income available for MAA common shareholders	$74,140	$60,995	$109,866	$123,733
Depreciation and amortization of real estate assets	125,668	122,323	250,514	243,533
(Gain) loss on sale of depreciable real estate assets	(2)	—	27	13
Depreciation and amortization of real estate assets of real estate joint venture	153	166	305	311
Net income attributable to noncontrolling interests	2,666	2,224	3,970	4,522
FFO attributable to the Company	202,625	185,708	364,682	372,112
(Gain) loss on embedded derivative in preferred shares(1)	(11,693)	(4,594)	15,945	(4,070)
(Gain) loss on sale of non-depreciable real estate assets	(5)	(297)	371	(9,260)
(Gain) loss from unconsolidated limited partnerships, net of tax(1)(2)	(4,262)	179	(4,185)	324
Net casualty (gain) loss and other settlement proceeds(1)	(151)	(309)	696	(1,853)
Loss (gain) on debt extinguishment(1)	—	47	(1)	55
Non-routine legal costs and settlements(1)	—	200	40	1,016
COVID-19 related costs(1)(3)	2,411	—	2,607	—
Mark-to-market debt adjustment(4)	(58)	(86)	(92)	(171)
Core FFO	$188,867	$180,848	$380,063	$358,153

(1)	Included in “Other non-operating (income) expense” in the Condensed Consolidated Statements of Operations.
(2)	For the three and six months ended June 30, 2020, $5.0 million and $4.9 million, respectively, of gains from unconsolidated limited partnerships are offset by $0.7 million of income tax expense.
(3)	Non-recurring additional costs resulting from the COVID-19 pandemic, consisting primarily of additional cleaning supplies, contract labor and COVID-19 related leave.
(4)	Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO for the three months ended June 30, 2020 was $188.9 million, an increase of $8.0 million as compared to the three months ended June 30, 2019, primarily as a result of an increase in property revenues of $5.6 million, decreased interest expense of $3.8 million and decreased property management expenses of $1.7 million. The increases to Core FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $3.3 million and general and administrative expenses of $0.2 million.

Core FFO for the six months ended June 30, 2020 was $380.1 million, an increase of $21.9 million as compared to the six months ended June 30, 2019, primarily as a result of an increase in property revenues of $22.6 million, decreased interest expense of $6.0 million and decreased property management expenses of $0.9 million. The increases to Core FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $7.1 million and general and administrative expenses of $1.1 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $389.6 million for the six months ended June 30, 2020 as compared to $368.5 million for the six months ended June 30, 2019.  The increase in operating cash flows was primarily driven by our operating performance.

Investing Activities

Net cash used in investing activities was $197.8 million for the six months ended June 30, 2020 as compared to $140.8 million for the six months ended June 30, 2019.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the six months ended June 30,		Increase (Decrease)
	2020	2019	in Net Cash
Purchases of real estate and other assets	$(5,004)	$(19,596)	$14,592
Capital improvements, development and other	(191,850)	(133,354)	(58,496)
Proceeds from disposition of real estate assets	660	14,640	(13,980)

The decrease in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.  The increase in cash outflows for capital improvements, development and other was primarily driven by increased development capital spend during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in cash inflows related to proceeds from disposition of real estate assets was primarily due to the nature of the real estate assets sold during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Financing Activities

Net cash used in financing activities was $226.7 million for the six months ended June 30, 2020 as compared to $221.6 million for the six months ended June 30, 2019.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the six months ended June 30,		Increase (Decrease)
	2020	2019	in Net Cash
Net change in revolving credit facility	$—	$(540,000)	$540,000
Net change in commercial paper	20,000	367,000	(347,000)
Proceeds from notes payable	—	490,435	(490,435)
Principal payments on notes payable	(3,483)	(303,672)	300,189
Dividends paid on common shares	(228,618)	(218,758)	(9,860)

The decrease in cash outflows related to the net change in revolving credit facility resulted from no net borrowings during the six months ended June 30, 2020, as compared to the decrease in net borrowings of $540.0 million during the six months ended June 30, 2019.  The decrease in cash inflows related to the net change in commercial paper resulted from the increase in net borrowings of $20.0 million on our commercial paper program during the six months ended June 30, 2020, as compared to the increase of $367.0 million on our commercial paper program during the six months ended June 30, 2019.  The decrease in cash inflows related to proceeds from notes payable primarily resulted from the issuance of $300.0 million of senior notes and $191.3 million of property mortgages during the six months ended June 30, 2019; no such notes or mortgages were issued during the six months ended June 30, 2020.  The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of a $300.0 million term loan during the six months ended June 30, 2019; no debt was retired during the six months ended June 30, 2020.  The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $2.00 per share during the six months ended June 30, 2020, as compared to the dividend rate of $1.92 per share during the six months ended June 30, 2019.

Equity

As of June 30, 2020, MAA owned 114,365,203 OP Units, comprising a 96.6% limited partnership interest in MAALP, while the remaining 4,058,657 outstanding OP Units were held by limited partners of MAALP other than MAA.  Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.  In addition, MAA has registered under the Securities Act 4,058,657 shares of its common stock that, as of June 30, 2020, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

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

During the six months ended June 30, 2020 and 2019, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2020, 3.9 million shares remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule reflects our fixed and variable rate debt outstanding as of June 30, 2020 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$3,472,000	6.1	3.9%
Variable rate commercial paper and term loan	390,000	0.1	1.0%
Debt issuance costs, discounts, premiums and fair market value adjustments	(12,216)
Total unsecured rate maturity	$3,849,784	5.5	3.6%
Secured debt
Fixed rate property mortgages	$626,334	16.9	4.5%
Debt issuance costs and fair market value adjustments	(3,510)
Total secured rate maturity	$622,824	16.9	4.5%
Total debt	$4,472,608	7.0	3.7%
Total fixed rate debt	$4,082,949	7.7	4.0%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of June 30, 2020 (dollars in thousands):

	Revolving Credit Facility & Comm. Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Other Unsecured	Secured	Total
2020	$90,000	$—	$—	$135,836	$225,836
2021	—	—	72,698	119,836	192,534
2022	—	249,088	416,490	—	665,578
2023	—	347,824	12,228	—	360,052
2024	—	396,808	19,956	—	416,764
2025	—	395,836	—	7,452	403,288
2026	—	—	—	—	—
2027	—	594,590	—	—	594,590
2028	—	395,174	—	—	395,174
2029	—	562,415	—	—	562,415
Thereafter	—	296,677	—	359,700	656,377
Total	$90,000	$3,238,412	$521,372	$622,824	$4,472,608

(1)

The $90.0 million maturing in 2020 reflects the principal outstanding under MAALP’s unsecured commercial paper program as of June 30, 2020.  Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $500.0 million.  For the three months ended June 30, 2020, average daily borrowings outstanding under the commercial paper program were $65.0 million.

(2)

There were no borrowings outstanding under MAALP’s $1.0 billion unsecured revolving credit facility as of June 30, 2020.  The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of June 30, 2020 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2020	$135,836	4.3%
2021	192,534	5.2%
2022	365,919	3.6%
2023	360,052	4.2%
2024	416,764	4.0%
2025	403,288	4.2%
2026	—	—
2027	594,590	3.7%
2028	395,174	4.2%
2029	562,415	3.7%
Thereafter	656,377	3.8%
Total	$4,082,949	4.0%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, MAALP closed on a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which we refer to as the Credit Facility.  The Credit Facility replaced our previous unsecured revolving credit facility and includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid.  The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of June 30, 2020, there was no outstanding balance under the Credit Facility, while $3.1 million of capacity was used to support outstanding letters of credit.  The Credit Facility serves as our primary source of short-term liquidity.

In May 2019, MAALP established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of June 30, 2020, there was $90.0 million outstanding under the commercial paper program.

Unsecured Senior Notes

As of June 30, 2020, we had $3.3 billion of publicly issued unsecured senior notes and $222.0 million of privately placed unsecured senior notes outstanding.

Unsecured Term Loan

As of June 30, 2020, we maintained one unsecured term loan with a syndicate of banks, led by Wells Fargo. The term loan has a balance of $300.0 million, matures in March 2022, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on the Company’s credit ratings. As of June 30, 2020, this loan was bearing interest at a rate of one month LIBOR plus 0.95%.

Secured Property Mortgages

We maintain secured property mortgages with the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and various life insurance companies.  These mortgages are usually fixed rate and can range from five to 30 years in maturity.  As of June 30, 2020, we had $626.3 million of secured property mortgages with a weighted average interest rate of 4.50%.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we had an ownership interest in a limited liability company that owns one apartment community comprised of 269 units, located in Washington, D.C.  We also had ownership interests in two limited partnerships as of June 30, 2020. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of June 30, 2020 and 2019, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

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

We renegotiated our insurance programs effective July 1, 2020. We believe that the current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

Inflation

Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases.  The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for discussions of our critical accounting policies.  During the six months ended June 30, 2020, there were no material changes to these policies.  For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of June 30, 2020, 24.8% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes.  As of June 30, 2020, 91.3% of our outstanding debt was subject to fixed rates, and we did not have any outstanding interest rate swaps.  We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.  There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

Item 4.Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of June 30, 2020.  Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of June 30, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Extraordinary actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, led to significantly reduced economic activity and a surge in unemployment throughout the United States, including the markets where our properties are located. In April 2020, the national unemployment rate reached its highest level since the Great Depression, and in June 2020, the National Bureau of Economic Research officially declared that the United States had fallen into a recession. The duration and severity of this economic slowdown remain uncertain. Much of the Unites States economy is now in the process of reopening but, at the same time, the pandemic is intensifying in most areas of the country.  Accordingly, some jurisdictions have rolled back reopening plans, and more widespread reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations remains a possibility. Additionally, the federal emergency unemployment benefit is scheduled to expire at end of July 2020, although state unemployment benefits may remain available.

Our ability to lease our apartments and collect rental revenues is dependent upon national, regional and local economic conditions, particularly unemployment levels and personal income levels.  As unemployment rises and incomes fall, fewer people, including both current and prospective residents, may be able to afford our apartment communities, and it may be difficult for some of our residents to make timely rental payments to us under their leases. To assist our residents who have lost wages or compensation due to the COVID-19 pandemic, we have offered these residents amendments to their leases that provided varying degrees of payment flexibility with respect to April, May, June and July 2020 rent and waived late fees and interest charges under the original lease for rent that was deferred under the lease amendment.  Whether we extend similar arrangements to defer rent will be determined in the future taking into account facts and circumstances at that particular time.

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

•	our ability to lease or relet units due to social distancing or other restrictions intended to prevent the spread of COVID-19 that may frustrate our leasing activities;
•

our ability to successfully complete the lease up of properties in our lease up portfolio and attain expected rental and occupancy rates on the originally anticipated schedule due to social distancing or other restrictions intended to prevent the spread of COVID-19 that may frustrate our leasing activities;

•

our ability to complete the construction of properties in our development portfolio due to social distancing or other restrictions intended to prevent the spread of COVID-19 that may slow down or temporarily halt our construction activities;

•

our ability to continue our apartment unit redevelopment programs and attain increased rental rates for renovated or upgraded units due to social distancing or other restrictions intended to prevent the spread of COVID-19;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(3)
April 1, 2020 - April 30, 2020	40,396	$97.30	—	4,000,000
May 1, 2020 - May 31, 2020	—	$—	—	4,000,000
June 1, 2020 - June 30, 2020	—	$—	—	4,000,000
Total	40,396		—	4,000,000

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	July 30, 2020	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	July 30, 2020		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)