Form 10-Q
period 2020-09-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2020-10-29
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	October 26, 2020
Common Stock, $0.01 par value	114,369,812

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2020 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner.  Mid-America Apartment Communities, Inc. and its 96.6% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2020, MAA owned 114,369,812 OP Units (96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

•	the condensed consolidated financial statements in Part 1, Item 1 of this report;
•

certain accompanying notes to the condensed consolidated financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; Note 4 - MAA Equity and Note 5 - MAALP Capital; and Note 8 - Shareholders’ Equity of MAA and Note 9 - Partners’ Capital of MAALP;

•	the controls and procedures in Part 1, Item 4 of this report; and
•	the certifications included as Exhibits 31 and 32 to this report.

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

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Real estate assets:
Land	$1,909,343	$1,905,757
Buildings and improvements and other	12,037,042	11,841,978
Development and capital improvements in progress	220,685	116,424
	14,167,070	13,864,159
Less: Accumulated depreciation	(3,316,710)	(2,955,253)
	10,850,360	10,908,906
Undeveloped land	34,548	34,548
Investment in real estate joint venture	43,467	43,674
Real estate assets, net	10,928,375	10,987,128

Cash and cash equivalents	18,407	20,476
Restricted cash	9,182	50,065
Other assets	172,740	172,781
Total assets	$11,128,704	$11,230,450

Liabilities and equity
Liabilities:
Unsecured notes payable	$3,939,425	$3,828,201
Secured notes payable	486,169	626,397
Accrued expenses and other liabilities	570,014	472,262
Total liabilities	4,995,608	4,926,860

Redeemable common stock	13,841	14,131

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 114,369,812 and 114,246,393 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively (1)	1,140	1,140
Additional paid-in capital	7,173,391	7,166,073
Accumulated distributions in excess of net income	(1,258,072)	(1,085,479)
Accumulated other comprehensive loss	(12,396)	(13,178)
Total MAA shareholders’ equity	5,904,072	6,068,565
Noncontrolling interests - Operating Partnership units	208,072	214,647
Total Company’s shareholders’ equity	6,112,144	6,283,212
Noncontrolling interests - consolidated real estate entities	7,111	6,247
Total equity	6,119,255	6,289,459
Total liabilities and equity	$11,128,704	$11,230,450

(1)

Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 are 119,374 and 107,162, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property revenues	$423,199	$415,632	$1,254,323	$1,224,200
Expenses:
Operating expenses, excluding real estate taxes and insurance	105,108	100,319	292,031	286,284
Real estate taxes and insurance	64,706	59,220	188,426	176,774
Depreciation and amortization	127,679	124,684	381,257	371,417
Total property operating expenses	297,493	284,223	861,714	834,475
Property management expenses	12,691	13,899	39,064	41,195
General and administrative expenses	11,360	10,225	35,181	32,960
Interest expense	41,010	44,513	126,610	136,149
(Gain) loss on sale of depreciable real estate assets	(20)	(1,000)	7	(987)
Gain on sale of non-depreciable real estate assets	(1,366)	—	(995)	(9,260)
Other non-operating (income) expense	(242)	(18,800)	13,647	(23,494)
Income before income tax expense	62,273	82,572	179,095	213,162
Income tax expense	(665)	(1,491)	(2,532)	(2,814)
Income from continuing operations before real estate joint venture activity	61,608	81,081	176,563	210,348
Income from real estate joint venture	428	378	1,153	1,210
Net income	62,036	81,459	177,716	211,558
Net income attributable to noncontrolling interests	2,126	2,814	6,096	7,336
Net income available for shareholders	59,910	78,645	171,620	204,222
Dividends to MAA Series I preferred shareholders	922	922	2,766	2,766
Net income available for MAA common shareholders	$58,988	$77,723	$168,854	$201,456

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.52	$0.68	$1.48	$1.77

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.52	$0.68	$1.47	$1.77

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$62,036	$81,459	$177,716	$211,558
Other comprehensive income (loss):
Unrealized loss from derivative instruments	—	(5,562)	—	(13,444)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	279	(411)	810	(1,734)
Total comprehensive income	62,315	75,486	178,526	196,380
Less: Comprehensive income attributable to noncontrolling interests	(2,136)	(2,619)	(6,124)	(6,816)
Comprehensive income attributable to MAA	$60,179	$72,867	$172,402	$189,564

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2020	2019
Net income	$177,716	$211,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381,938	372,210
Loss (gain) on sale of depreciable real estate assets	7	(987)
Gain on sale of non-depreciable real estate assets	(995)	(9,260)
Loss (gain) on embedded derivative in preferred shares	14,603	(19,592)
Stock compensation expense	12,532	11,550
Amortization of debt issuance costs, discounts and premiums	3,595	4,706
Net change in operating accounts and other operating activities	54,489	51,353
Net cash provided by operating activities	643,885	621,538

Cash flows from investing activities:
Purchases of real estate and other assets	(5,004)	(22,860)
Capital improvements, development and other	(288,183)	(219,670)
Distributions from real estate joint ventures	207	365
Contributions to affiliates	(3,450)	(4,500)
Proceeds from disposition of real estate assets	3,278	15,984
Net cash used in investing activities	(293,152)	(230,681)

Cash flows from financing activities:
Proceeds from revolving credit facility	245,000	565,000
Repayments of revolving credit facility	(245,000)	(1,105,000)
Net (repayments of) proceeds from commercial paper	(35,000)	200,000
Proceeds from notes payable	447,593	760,003
Principal payments on notes payable	(440,222)	(468,635)
Payment of deferred financing costs	(4,196)	(11,530)
Distributions to noncontrolling interests	(11,993)	(11,813)
Dividends paid on common shares	(342,983)	(328,239)
Dividends paid on preferred shares	(2,766)	(2,766)
Net change in other financing activities	(4,118)	3,132
Net cash used in financing activities	(393,685)	(399,848)

Net decrease in cash, cash equivalents and restricted cash	(42,952)	(8,991)
Cash, cash equivalents and restricted cash, beginning of period	70,541	51,673
Cash, cash equivalents and restricted cash, end of period	$27,589	$42,682

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,407	$25,826
Restricted cash	9,182	16,856
Total cash, cash equivalents and restricted cash	$27,589	$42,682

Supplemental disclosure of cash flow information:
Interest paid	$109,527	$108,249
Income taxes paid	2,534	2,509

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$471	$1,993
Accrued construction in progress	41,443	14,652
Interest capitalized	4,783	1,847

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except unit data)

	September 30, 2020	December 31, 2019
Assets
Real estate assets:
Land	$1,909,343	$1,905,757
Buildings and improvements and other	12,037,042	11,841,978
Development and capital improvements in progress	220,685	116,424
	14,167,070	13,864,159
Less: Accumulated depreciation	(3,316,710)	(2,955,253)
	10,850,360	10,908,906
Undeveloped land	34,548	34,548
Investment in real estate joint venture	43,467	43,674
Real estate assets, net	10,928,375	10,987,128

Cash and cash equivalents	18,407	20,476
Restricted cash	9,182	50,065
Other assets	172,740	172,781
Total assets	$11,128,704	$11,230,450

Liabilities and capital
Liabilities:
Unsecured notes payable	$3,939,425	$3,828,201
Secured notes payable	486,169	626,397
Accrued expenses and other liabilities	570,014	472,262
Due to general partner	19	19
Total liabilities	4,995,627	4,926,879

Redeemable common units	13,841	14,131

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of September 30, 2020 and December 31, 2019, respectively	66,840	66,840
General partner, 114,369,812 and 114,246,393 OP Units outstanding as of September 30, 2020 and December 31, 2019, respectively (1)	5,849,987	6,015,290
Limited partners, 4,058,258 and 4,067,174 OP Units outstanding as of September 30, 2020 and December 31, 2019, respectively (1)	208,072	214,647
Accumulated other comprehensive loss	(12,774)	(13,584)
Total operating partners’ capital	6,112,125	6,283,193
Noncontrolling interests - consolidated real estate entities	7,111	6,247
Total equity	6,119,236	6,289,440
Total liabilities and equity	$11,128,704	$11,230,450

(1)

Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 are 119,374 and 107,162, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property revenues	$423,199	$415,632	$1,254,323	$1,224,200
Expenses:
Operating expenses, excluding real estate taxes and insurance	105,108	100,319	292,031	286,284
Real estate taxes and insurance	64,706	59,220	188,426	176,774
Depreciation and amortization	127,679	124,684	381,257	371,417
Total property operating expenses	297,493	284,223	861,714	834,475
Property management expenses	12,691	13,899	39,064	41,195
General and administrative expenses	11,360	10,225	35,181	32,960
Interest expense	41,010	44,513	126,610	136,149
(Gain) loss on sale of depreciable real estate assets	(20)	(1,000)	7	(987)
Gain on sale of non-depreciable real estate assets	(1,366)	—	(995)	(9,260)
Other non-operating (income) expense	(242)	(18,800)	13,647	(23,494)
Income before income tax expense	62,273	82,572	179,095	213,162
Income tax expense	(665)	(1,491)	(2,532)	(2,814)
Income from continuing operations before real estate joint venture activity	61,608	81,081	176,563	210,348
Income from real estate joint venture	428	378	1,153	1,210
Net income	62,036	81,459	177,716	211,558
Distributions to MAALP preferred unitholders	922	922	2,766	2,766
Net income available for MAALP common unitholders	$61,114	$80,537	$174,950	$208,792

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.52	$0.68	$1.48	$1.77

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.52	$0.68	$1.48	$1.77

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$62,036	$81,459	$177,716	$211,558
Other comprehensive income (loss):
Unrealized loss from derivative instruments	—	(5,562)	—	(13,444)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	279	(411)	810	(1,734)
Comprehensive income attributable to MAALP	$62,315	$75,486	$178,526	$196,380

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2020	2019
Net income	$177,716	$211,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381,938	372,210
Loss (gain) on sale of depreciable real estate assets	7	(987)
Gain on sale of non-depreciable real estate assets	(995)	(9,260)
Loss (gain) on embedded derivative in preferred shares	14,603	(19,592)
Stock compensation expense	12,532	11,550
Amortization of debt issuance costs, discounts and premiums	3,595	4,706
Net change in operating accounts and other operating activities	54,489	51,353
Net cash provided by operating activities	643,885	621,538

Cash flows from investing activities:
Purchases of real estate and other assets	(5,004)	(22,860)
Capital improvements, development and other	(288,183)	(219,670)
Distributions from real estate joint ventures	207	365
Contributions to affiliates	(3,450)	(4,500)
Proceeds from disposition of real estate assets	3,278	15,984
Net cash used in investing activities	(293,152)	(230,681)

Cash flows from financing activities:
Proceeds from revolving credit facility	245,000	565,000
Repayments of revolving credit facility	(245,000)	(1,105,000)
Net (repayments of) proceeds from commercial paper	(35,000)	200,000
Proceeds from notes payable	447,593	760,003
Principal payments on notes payable	(440,222)	(468,635)
Payment of deferred financing costs	(4,196)	(11,530)
Distributions paid on common units	(354,976)	(340,052)
Distributions paid on preferred units	(2,766)	(2,766)
Net change in other financing activities	(4,118)	3,132
Net cash used in financing activities	(393,685)	(399,848)

Net decrease in cash, cash equivalents and restricted cash	(42,952)	(8,991)
Cash, cash equivalents and restricted cash, beginning of period	70,541	51,673
Cash, cash equivalents and restricted cash, end of period	$27,589	$42,682

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,407	$25,826
Restricted cash	9,182	16,856
Total cash, cash equivalents and restricted cash	$27,589	$42,682

Supplemental disclosure of cash flow information:
Interest paid	$109,527	$108,249
Income taxes paid	2,534	2,509

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$41,443	$14,652
Interest capitalized	4,783	1,847

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

As of September 30, 2020, MAA owned 114,369,812 OP Units (or 96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of September 30, 2020, the Company owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture.  As of September 30, 2020, the Company had six development communities under construction totaling 1,940 apartment units once complete.  Total expected costs for the six development projects are $459.5 million, of which $264.0 million had been incurred through September 30, 2020.  MAA expects to complete one of these developments in

2020, four developments in 2021 and one development in 2022. As of September 30, 2020, thirty-two of the Company’s apartment communities included retail components with approximately 630,000 square feet of gross leasable space.  In addition, as of September 30, 2020, the Company had four commercial properties with approximately 260,000 square feet of combined gross leasable area.  The Company’s apartment communities and commercial properties were located across 16 states and the District of Columbia as of September 30, 2020.

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

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to the Condensed Consolidated Statements of Operations. Prior year amounts have been changed to conform to the Company’s current year presentation.  As a result of these reclassifications, $1.3 million and $2.3 million of expenses previously reported as “General and administrative expenses” for the three and nine months ended September 30, 2019, respectively, have been reclassified to the “Other non-operating (income) expense” line item of the Condensed Consolidated Statements of Operations in this report.

Noncontrolling Interests

As of September 30, 2020, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities.  The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s two consolidated real estate entities are owned by private real estate companies that are generally responsible for the development and construction of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest.  The entities were determined to be VIE’s with the Company designated as the primary beneficiary.  As a result, the accounts of the entities are consolidated by the Company.  As of September 30, 2020, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $96.0 million and $10.2 million, respectively.  As of December 31, 2019, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $46.0 million and $3.2 million, respectively.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and two technology-focused limited partnerships that qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investment in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $43.5 million and $43.7 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company’s investments in the technology-focused limited partnerships were $21.3 million and $13.1 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2020, the Company was committed until February 2025 to make additional capital contributions totaling $21.3 million if and when called by the general partners of the limited partnerships.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis.  As of September 30, 2020 and December 31, 2019, right-of-use assets recorded within “Other assets” totaled $50.1 million and $53.8 million, respectively, and related lease obligations recorded within “Accrued expenses and other liabilities” totaled $32.2 million and $33.1 million, respectively, in the Condensed Consolidated Balance Sheets.  As of September 30, 2020, the Company’s operating leases had a weighted average remaining lease term of approximately 31 years and a weighted average discount rate of approximately 4.4%. Lease expense recognized for the three and nine months ended September 30, 2020 and 2019 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2020 and 2019 was also immaterial.

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

For the three and nine months ended September 30, 2020 and 2019, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Calculation of Earnings per common share - basic
Net income	$62,036	$81,459	$177,716	$211,558
Net income attributable to noncontrolling interests	(2,126)	(2,814)	(6,096)	(7,336)
Unvested restricted stock (allocation of earnings)	(78)	(118)	(229)	(302)
Preferred dividends	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$58,910	$77,605	$168,625	$201,154

Weighted average common shares - basic	114,216	113,877	114,177	113,814
Earnings per common share - basic	$0.52	$0.68	$1.48	$1.77

Calculation of Earnings per common share - diluted
Net income	$62,036	$81,459	$177,716	$211,558
Net income attributable to noncontrolling interests (1)	(2,126)	(2,814)	(6,096)	(7,336)
Preferred dividends	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$58,988	$77,723	$168,854	$201,456

Weighted average common shares - basic	114,216	113,877	114,177	113,814
Effect of dilutive securities	252	260	310	238
Weighted average common shares - diluted	114,468	114,137	114,487	114,052
Earnings per common share - diluted	$0.52	$0.68	$1.47	$1.77

(1)	For the three and nine months ended September 30, 2020 and 2019, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and nine months ended September 30, 2020 and 2019, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Calculation of Earnings per common unit - basic
Net income	$62,036	$81,459	$177,716	$211,558
Unvested restricted stock (allocation of earnings)	(78)	(118)	(229)	(302)
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$61,036	$80,419	$174,721	$208,490

Weighted average common units - basic	118,274	117,958	118,238	117,910
Earnings per common unit - basic	$0.52	$0.68	$1.48	$1.77

Calculation of Earnings per common unit - diluted
Net income	$62,036	$81,459	$177,716	$211,558
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$61,114	$80,537	$174,950	$208,792

Weighted average common units - basic	118,274	117,958	118,238	117,910
Effect of dilutive securities	252	260	310	238
Weighted average common units - diluted	118,526	118,218	118,548	118,148
Earnings per common unit - diluted	$0.52	$0.68	$1.48	$1.77

4.MAA Equity

Changes in MAA’s total equity and its components for the three months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2020	$9	$1,140	$7,168,886	$(1,202,536)	$(12,665)	$209,894	$6,849	$6,171,577
Net income	—	—	—	59,910	—	2,126	—	62,036
Other comprehensive income - derivative instruments	—	—	—	—	269	10	—	279
Issuance and registration of common shares	—	—	33	—	—	—	—	33
Shares issued in exchange for common units	—	—	21	—	—	(21)	—	—
Redeemable stock fair market value adjustment	—	—	—	(155)	—	—	—	(155)
Adjustment for noncontrolling interests in Operating Partnership	—	—	71	—	—	(71)	—	—
Amortization of unearned compensation	—	—	4,380	—	—	—	—	4,380
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.00 per share)	—	—	—	(114,369)	—	—	—	(114,369)
Dividends on noncontrolling interests units ($1.00 per unit)	—	—	—	—	—	(3,866)	—	(3,866)
Contribution from noncontrolling interest	—	—	—	—	—	—	262	262
EQUITY BALANCE SEPTEMBER 30, 2020	$9	$1,140	$7,173,391	$(1,258,072)	$(12,396)	$208,072	$7,111	$6,119,255

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2019	$9	$1,138	$7,146,076	$(1,086,665)	$(9,092)	$215,404	$5,656	$6,272,526
Net income	—	—	—	78,645	—	2,814	—	81,459
Other comprehensive loss - derivative instruments	—	—	—	—	(5,778)	(195)	—	(5,973)
Issuance and registration of common shares	—	—	140	—	—	—	—	140
Exercise of stock options	—	—	(204)	—	—	—	—	(204)
Shares issued in exchange for common units	—	—	836	—	—	(836)	—	—
Redeemable stock fair market value adjustment	—	—	—	(1,269)	—	—	—	(1,269)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(272)	—	—	272	—	—
Amortization of unearned compensation	—	—	3,313	—	—	—	—	3,313
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($0.96 per share)	—	—	—	(109,503)	—	—	—	(109,503)
Dividends on noncontrolling interests units ($0.96 per unit)	—	—	—	—	—	(3,912)	—	(3,912)
Contribution from noncontrolling interest	—	—	—	—	—	—	955	955
EQUITY BALANCE SEPTEMBER 30, 2019	$9	$1,138	$7,149,889	$(1,119,714)	$(14,870)	$213,547	$6,611	$6,236,610

Changes in MAA’s total equity and its components for the nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2019	$9	$1,140	$7,166,073	$(1,085,479)	$(13,178)	$214,647	$6,247	$6,289,459
Net income	—	—	—	171,620	—	6,096	—	177,716
Other comprehensive income - derivative instruments	—	—	—	—	782	28	—	810
Issuance and registration of common shares	—	—	(344)	—	—	—	—	(344)
Shares repurchased and retired	—	—	(5,657)	—	—	—	—	(5,657)
Exercise of stock options	—	—	71	—	—	—	—	71
Shares issued in exchange for common units	—	—	471	—	—	(471)	—	—
Redeemable stock fair market value adjustment	—	—	—	1,659	—	—	—	1,659
Adjustment for noncontrolling interests in Operating Partnership	—	—	244	—	—	(244)	—	—
Amortization of unearned compensation	—	—	12,533	—	—	—	—	12,533
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($3.00 per share)	—	—	—	(343,106)	—	—	—	(343,106)
Dividends on noncontrolling interests units ($3.00 per unit)	—	—	—	—	—	(11,984)	—	(11,984)
Contribution from noncontrolling interest	—	—	—	—	—	—	864	864
EQUITY BALANCE SEPTEMBER 30, 2020	$9	$1,140	$7,173,391	$(1,258,072)	$(12,396)	$208,072	$7,111	$6,119,255

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2018	$9	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189
Net income	—	—	—	204,222	—	7,336	—	211,558
Other comprehensive loss - derivative instruments	—	—	—	—	(14,658)	(520)	—	(15,178)
Issuance and registration of common shares	—	2	748	—	—	—	—	750
Shares repurchased and retired	—	—	(3,724)	—	—	—	—	(3,724)
Exercise of stock options	—	—	1,036	—	—	—	—	1,036
Shares issued in exchange for common units	—	—	1,993	—	—	(1,993)	—	—
Shares issued in exchange for redeemable stock	—	—	575	—	—	—	—	575
Redeemable stock fair market value adjustment	—	—	—	(3,455)	—	—	—	(3,455)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(459)	—	—	459	—	—
Amortization of unearned compensation	—	—	11,550	—	—	—	—	11,550
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($2.88 per share)	—	—	—	(328,452)	—	—	—	(328,452)
Dividends on noncontrolling interests units ($2.88 per unit)	—	—	—	—	—	(11,778)	—	(11,778)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,305	4,305
EQUITY BALANCE SEPTEMBER 30, 2019	$9	$1,138	$7,149,889	$(1,119,714)	$(14,870)	$213,547	$6,611	$6,236,610

5.MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partners	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2020	$209,894	$5,901,028	$66,840	$(13,053)	$6,849	$6,171,558
Net income	2,126	58,988	922	—	—	62,036
Other comprehensive income - derivative instruments	—	—	—	279	—	279
Issuance of units	—	33	—	—	—	33
General partnership units issued in exchange for limited partnership units	(21)	21	—	—	—	—
Redeemable units fair market value adjustment	—	(155)	—	—	—	(155)
Adjustment for limited partners’ capital at redemption value	(61)	61	—	—	—	—
Amortization of unearned compensation	—	4,380	—	—	—	4,380
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.00 per unit)	(3,866)	(114,369)	—	—	—	(118,235)
Contribution from noncontrolling interest	—	—	—	—	262	262
CAPITAL BALANCE SEPTEMBER 30, 2020	$208,072	$5,849,987	$66,840	$(12,774)	$7,111	$6,119,236

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partners	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2019	$215,404	$5,993,973	$66,840	$(9,366)	$5,656	$6,272,507
Net income	2,814	77,723	922	—	—	81,459
Other comprehensive loss - derivative instruments	—	—	—	(5,973)	—	(5,973)
Issuance of units	—	140	—	—	—	140
Exercise of unit options	—	(204)	—	—	—	(204)
General partnership units issued in exchange for limited partnership units	(836)	836	—	—	—	—
Redeemable units fair market value adjustment	—	(1,269)	—	—	—	(1,269)
Adjustment for limited partners’ capital at redemption value	77	(77)	—	—	—	—
Amortization of unearned compensation	—	3,313	—	—	—	3,313
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($0.96 per unit)	(3,912)	(109,503)	—	—	—	(113,415)
Contribution from noncontrolling interest	—	—	—	—	955	955
CAPITAL BALANCE SEPTEMBER 30, 2019	$213,547	$5,964,932	$66,840	$(15,339)	$6,611	$6,236,591

Changes in MAALP’s total capital and its components for the nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partners	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests- Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2019	$214,647	$6,015,290	$66,840	$(13,584)	$6,247	$6,289,440
Net income	6,096	168,854	2,766	—	—	177,716
Other comprehensive income - derivative instruments	—	—	—	810	—	810
Issuance of units	—	(344)	—	—	—	(344)
Units repurchased and retired	—	(5,657)	—	—	—	(5,657)
Exercise of unit options	—	71	—	—	—	71
General partnership units issued in exchange for limited partnership units	(471)	471	—	—	—	—
Redeemable units fair market value adjustment	—	1,659	—	—	—	1,659
Adjustment for limited partners’ capital at redemption value	(216)	216	—	—	—	—
Amortization of unearned compensation	—	12,533	—	—	—	12,533
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($3.00 per unit)	(11,984)	(343,106)	—	—	—	(355,090)
Contribution from noncontrolling interest	—	—	—	—	864	864
CAPITAL BALANCE SEPTEMBER 30, 2020	$208,072	$5,849,987	$66,840	$(12,774)	$7,111	$6,119,236

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partners	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170
Net income	7,336	201,456	2,766	—	—	211,558
Other comprehensive loss - derivative instruments	—	—	—	(15,178)	—	(15,178)
Issuance of units	—	750	—	—	—	750
Units repurchased and retired	—	(3,724)	—	—	—	(3,724)
Exercise of unit options	—	1,036	—	—	—	1,036
General partnership units issued in exchange for limited partnership units	(1,993)	1,993	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575
Redeemable units fair market value adjustment	—	(3,455)	—	—	—	(3,455)
Adjustment for limited partners’ capital at redemption value	(61)	61	—	—	—	—
Amortization of unearned compensation	—	11,550	—	—	—	11,550
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($2.88 per unit)	(11,778)	(328,452)	—	—	—	(340,230)
Contribution from noncontrolling interest	—	—	—	—	4,305	4,305
CAPITAL BALANCE SEPTEMBER 30, 2019	$213,547	$5,964,932	$66,840	$(15,339)	$6,611	$6,236,591

6.Borrowings

The following table summarizes the Company’s outstanding debt as of September 30, 2020 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate revolving credit facility	$—	—	—
Variable rate commercial paper program	35,000	0.2%	10/2/2020
Fixed rate senior notes	3,922,000	3.6%	1/27/2027
Debt issuance costs, discounts, premiums and fair market value adjustments	(17,575)
Total unsecured debt	$3,939,425	3.6%
Secured debt
Fixed rate property mortgages	$489,595	4.6%	12/31/2041
Debt issuance costs and fair market value adjustments	(3,426)
Total secured debt	$486,169	4.6%
Total outstanding debt	$4,425,594	3.7%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which is referred to as the Credit Facility.  The Credit Facility replaced MAALP’s previous unsecured revolving credit facility, and it includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of September 30, 2020, there was no outstanding balance under the Credit Facility, while $3.4 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

In May 2019, MAALP established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million.  As of September 30, 2020, MAALP had $35.0 million outstanding under the commercial paper program. For the three months ended September 30, 2020, the average daily borrowings outstanding under the commercial paper program were $118.0 million.

Unsecured Senior Notes

As of September 30, 2020, MAALP had $3.7 billion of publicly issued unsecured senior notes outstanding and $222.0 million of privately placed unsecured senior notes outstanding.  The unsecured senior notes had maturities at issuance ranging from ten to twelve years, with a weighted average of 6.3 years remaining until maturity as of September 30, 2020.

In August 2020, MAALP publicly issued $450.0 million in aggregate principal amount of unsecured senior notes, maturing February 2031 with a coupon rate of 1.700% per annum, or the 2031 Notes.  The purchase price paid by the purchasers was 99.465% of the principal amount.  The 2031 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP.  Interest on the 2031 Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2021.  The net proceeds of the offering, after deducting the original issue discount, underwriting commissions and expenses of approximately $5.3 million in the aggregate, were $444.7 million.  The 2031 Notes have an effective interest rate of 1.76% and have been reflected net of discount and debt issuance costs in the Condensed Consolidated Balance Sheets as of September 30, 2020.

Unsecured Term Loan

In August 2020, MAALP retired a $300.0 million term loan with a syndicate of banks led by Wells Fargo due in March 2022.

Secured Property Mortgages

As of September 30, 2020, MAALP had $489.6 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.60% and a weighted average maturity in 2041.

In July 2020, MAALP retired $63.6 million of mortgages associated with three apartment communities at maturity and $72.2 million of mortgages associated with four apartment communities prior to their October 2020 maturities.

Guarantees

As of September 30, 2020, MAA fully and unconditionally guaranteed $222.0 million of the privately placed unsecured senior notes issued by MAALP.

7.Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of September 30, 2020 and December 31, 2019, totaled $4.4 billion and $4.1 billion, respectively, and had estimated fair values of $4.9 billion and $4.5 billion (excluding prepayment penalties) as of September 30, 2020 and December 31, 2019, respectively. The carrying values of variable rate debt (excluding the effect of interest rate swap agreements) as of September 30, 2020 and December 31, 2019, totaled $35.0 million and $370.0 million, respectively, and had estimated fair values of $35.0 million and $370.8 million (excluding prepayment penalties) as of September 30, 2020 and December 31, 2019, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset every 30 to 90 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2020, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8).  The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 and at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations.  As a result of adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset during the nine months ended September 30, 2020, the fair value of the embedded derivative asset decreased to $21.9 million as of September 30, 2020 as compared to $36.5 million as of December 31, 2019.

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

As of September 30, 2020, the Company did not have any outstanding interest rate derivatives designated as cash flow hedges of interest rate risk. The fair value of interest rate derivative contracts designated as hedging instruments recorded in “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2019 was $0.1 million.  The Company’s interest rate derivative contracts designated as hedging instruments and their related gains and losses are reported in “Net change in operating accounts and other operating activities” in the accompanying Condensed Consolidated Statements of Cash Flows.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and embedded derivative held as of September 30, 2020 and December 31, 2019 were classified as Level 2 in the fair value hierarchy.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative		Location of (Loss) Gain Reclassified from Accumulated	Net (Loss) Gain Reclassified from Accumulated OCL into Interest Expense(1)
Three months ended September 30,	2020	2019	OCL into Income	2020	2019
Interest rate contracts	$—	$(5,562)	Interest expense	$(279)	$411
Nine months ended September 30,
Interest rate contracts	$—	$(13,444)	Interest expense	$(810)	$1,734

(1)	See the Condensed Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in Earnings on Derivative
Three months ended September 30,	Income on Derivative	2020	2019
Preferred stock embedded derivative	Other non-operating (income) expense	$1,342	$15,522
Nine months ended September 30,
Preferred stock embedded derivative	Other non-operating (income) expense	$(14,603)	$19,592

8.Shareholders’ Equity of MAA

As of September 30, 2020, 114,369,812 shares of common stock of MAA and 4,058,258 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,428,070 common shares and units.  As of September 30, 2019, 114,065,859 shares of common stock of MAA and 4,074,277 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,140,136 common shares and units. Options to purchase 19,845 shares of MAA’s common stock were outstanding as of September 30, 2020, compared to 45,390 outstanding options as of September 30, 2019. During the nine months ended September 30, 2020 and 2019, MAA issued 918 common shares and 24,256 common shares, respectively, related to the exercise of stock options. These exercises resulted in net proceeds of $0.1 million and $1.0 million, respectively.

Preferred Stock

As of September 30, 2020, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

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

At-the-Market Share Offering Program

The Company has entered into separate distribution agreements with each of J.P. Morgan Securities LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to establish an at-the-market share offering program, or ATM program, allowing MAA to sell shares of its common stock from time to time into the existing market at current market prices or through negotiated transactions.  Under the ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA.  The ATM program currently has a maturity of September 2021.  MAA has no obligation to issue shares through the ATM program.

During the nine months ended September 30, 2020 and 2019, MAA did not sell any shares of common stock under its ATM program.  As of September 30, 2020, 3.9 million shares remained issuable under the ATM program.

9.Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units.  As of September 30, 2020, there were 118,428,070 OP Units outstanding, 114,369,812, or 96.6%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner.  The remaining 4,058,258 OP Units were Class A OP Units owned by Class A limited partners.  As of September 30, 2019, there were 118,140,136 OP Units outstanding, 114,065,859, or 96.6%, of which were owned by MAA and 4,074,277 of which were owned by the Class A limited partners.

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

As of September 30, 2020, a total of 4,058,258 Class A OP Units were outstanding and redeemable for 4,058,258 shares of MAA common stock, with an approximate value of $470.6 million, based on the closing price of MAA’s common stock on September 30, 2020 of $115.95 per share.  As of September 30, 2019, a total of 4,074,277 Class A OP Units were outstanding and redeemable for 4,074,277 shares of MAA common stock, with an approximate value of $529.7 million, based on the closing price of MAA’s common stock on September 30, 2019 of $130.01 per share.  MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of September 30, 2020, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units.  The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of September 30, 2020, 867,846 units of the MAALP Series I preferred units were outstanding.

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

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of September 30, 2020 (in thousands):

Operating Leases
2020	$707
2021	2,854
2022	2,885
2023	2,875
2024	2,853
Thereafter	65,863
Total minimum lease payments	78,037
Net present value adjustments	(45,856)
Operating lease obligations	$32,181

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

As of September 30, 2020 and December 31, 2019, the Company’s accrual for loss contingencies relating to unresolved legal matters was $7.4 million and $8.6 million in the aggregate, respectively.  The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11.Segment Information

As of September 30, 2020, the Company owned and operated 299 multifamily apartment communities in 16 different states from which it derived all significant sources of earnings and operating cash flows.  The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants.

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

Revenues and NOI for each reportable segment for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Same Store
Rental revenues	$394,556	$386,356	$1,170,844	$1,137,967
Other property revenues	3,044	3,244	9,012	9,926
Total Same Store revenues	397,600	389,600	1,179,856	1,147,893
Non-Same Store and Other
Rental revenues	25,465	25,917	74,204	75,825
Other property revenues	134	115	263	482
Total Non-Same Store and Other revenues	25,599	26,032	74,467	76,307
Total rental and other property revenues	$423,199	$415,632	$1,254,323	$1,224,200
Net Operating Income:
Same Store NOI	$238,702	$241,362	$730,702	$717,216
Non-Same Store and Other NOI	14,683	14,731	43,164	43,926
Total NOI	253,385	256,093	773,866	761,142
Depreciation and amortization	(127,679)	(124,684)	(381,257)	(371,417)
Property management expenses	(12,691)	(13,899)	(39,064)	(41,195)
General and administrative expenses	(11,360)	(10,225)	(35,181)	(32,960)
Interest expense	(41,010)	(44,513)	(126,610)	(136,149)
Gain (loss) on sale of depreciable real estate assets	20	1,000	(7)	987
Gain on sale of non-depreciable real estate assets	1,366	—	995	9,260
Other non-operating income (expense)	242	18,800	(13,647)	23,494
Income tax expense	(665)	(1,491)	(2,532)	(2,814)
Income from real estate joint venture	428	378	1,153	1,210
Net income attributable to noncontrolling interests	(2,126)	(2,814)	(6,096)	(7,336)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders	$58,988	$77,723	$168,854	$201,456

Assets for each reportable segment as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Same Store	$9,740,808	$9,975,880
Non-Same Store and Other	1,198,693	1,049,029
Corporate assets	189,203	205,541
Total assets	$11,128,704	$11,230,450

12.Real Estate Acquisitions and Dispositions

The following table reflects the Company’s acquisition activity for the nine months ended September 30, 2020:

Land Acquisition	Market	Acres	Date Acquired
Georgetown	Austin, TX	22	January 2020

The following table reflects the Company’s disposition activity for the nine months ended September 30, 2020:

Land Disposition	Market	Acres	Date Sold
Colonial Promenade	Huntsville, AL	27	September 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.6% interest as of September 30, 2020. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of September 30, 2020, we owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had six development communities under construction.  In addition, as of September 30, 2020, we owned four commercial properties, and 32 of our apartment communities included retail components.  Our apartment communities and commercial properties were located across 16 states and the District of Columbia as of September 30, 2020.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities undergoing extensive renovations, communities identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities.  Additional information regarding the composition of our segments is included in Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview of the Three Months Ended September 30, 2020

For the three months ended September 30, 2020, net income available for MAA common shareholders was $59.0 million as compared to $77.7 million for the three months ended September 30, 2019.  Results for the three months ended September 30, 2020 included $1.3 million of non-cash income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares.  Results for the three months ended September 30, 2019 included $15.5 million of non-cash income related to the embedded derivative in the MAA Series I preferred shares. Revenues for the three months ended September 30, 2020 increased 1.8% as compared to the three months ended September 30, 2019, driven by a 2.1% increase in our Same Store segment, partially offset by a 1.7% decrease in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2020 increased by 6.4% as compared to the three months ended September 30, 2019, driven by a 7.2% increase in our Same Store segment. The drivers of these increases are discussed below in the “Results of Operations” section.

COVID-19 Developments

We believe the best way we can continue to help our residents is to work with those who have lost wages or compensation due to the COVID-19 pandemic so that they can remain in their homes. We have offered these impacted residents amendments to their leases that provided varying degrees of payment flexibility with respect to rent and waived late fees and interest charges under the original lease for rent that was deferred under a lease amendment.

Our on-site leasing offices have remained open throughout the COVID-19 pandemic while adhering to orders and directives issued by state and local governments. During the third quarter of 2020, we continued normal operations at our on-site leasing offices, permitting public access and walk-in traffic, subject to social distancing restrictions. Further, property amenities were open as permitted by governmental orders, directives and guidelines. We continue to support our on-site associates with enhanced leave and sick time policies, enhanced flextime arrangements and additional COVID-19 paid time off, among other benefits.

We continue to monitor and comply with the various federal, state and local laws, orders and directives issued in response to the COVID-19 pandemic that affect apartment owners and operators, including the Temporary Halt in Residential Evictions to Prevent the Further Spread of COVID-19 issued by the Centers for Disease Control and Prevention in September 2020.

Trends

During the three months ended September 30, 2020, revenue growth for our Same Store portfolio continued to be favorably impacted by in-place rents and the contribution of average effective rent per unit growth. The average effective rent per unit for our Same Store portfolio continued to increase from the prior year, up 1.8% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This growth was partially offset by lower occupancy as compared to the more normal operating conditions for the three months ended September 30, 2019. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

In addition, for the three months ended September 30, 2020, average physical occupancy for our Same Store portfolio was 95.6%, which compares to average physical occupancy of 96.1% achieved during the three months ended September 30, 2019.  Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including inner loop, suburban and downtown/central business district locations, with various monthly rent price points, will perform well in “up” cycles as well as better weather “down” cycles. Through our investment in 36 defined markets, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent pricing points.

The COVID-19 pandemic continues to disrupt the United States economy and we cannot predict when an economic recovery will occur. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth.  Government restrictions implemented in response to the pandemic continue to drive high unemployment and limit the number of people looking to change their current living situation.  While our rent collections in the third quarter of 2020 slightly increased as compared to the rent collections in the second quarter of 2020, the current environment could contribute to lower rent collections in the fourth quarter of 2020 and continue to suppress demand for apartments, likely driving rent growth on new leases and renewals lower than it would be in a more normal economic environment. Current elevated supply levels could further affect rent growth for our portfolio, particularly for apartment communities located in urban submarkets.  Properties in suburban submarkets have been impacted somewhat less by supply, primarily because less new development has occurred in those submarkets.

Markets throughout the country have been impacted differently by the pandemic.  The individual market economies continue to be at various stages of reopening and we expect them to stay this way for some period. Further, as new COVID-19 infections continue to occur in most areas of the country including markets where we operate, we are unable to predict if economies will continue to remain open or if they will be disrupted again in the near future.  As we move through this uncertain time, we believe that our portfolio strategy of maintaining a diversity of markets, submarkets, product types, and price points will serve the company better in this environment than a more concentrated portfolio profile.

Our focus during this challenging time has been on working with residents who have been financially impacted by the pandemic on rent payment flexibility. At a portfolio level, we have focused on using our pricing system to maintain strong occupancy. As noted above, average physical occupancy for our Same Store portfolio for the three months ended September 30, 2020 was 95.6%, which we believe positions us well to manage through the current environment.

While access to the financial markets was initially disrupted by the COVID-19 pandemic, access has returned, particularly for high credit borrowers.  With our successful bond issuance in the third quarter of 2020, we showed our ability to efficiently raise capital through the debt market and believe we could do the same in the equity market as necessary. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance maturing debt.

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

For the three months ended September 30, 2020, we achieved net income available for MAA common shareholders of $59.0 million, a 24.1% decrease as compared to the three months ended September 30, 2019, and total revenue growth of $7.6 million, representing a 1.8% increase in property revenues as compared to the three months ended September 30, 2019.  The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Property Revenues

The following table reflects our property revenues by segment for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30,
	2020	2019	Increase	% Increase
Same Store	$397,600	$389,600	$8,000	2.1%
Non-Same Store and Other	25,599	26,032	(433)	(1.7)%
Total	$423,199	$415,632	$7,567	1.8%

The increase in property revenues for our Same Store segment for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was the primary driver of total property revenue growth.  The Same Store segment generated a 2.1% increase in revenues for the three months ended September 30, 2020, primarily a result of average effective rent per unit growth of 1.8% as compared to the three months ended September 30, 2019.  The decrease in property revenues from the Non-Same Store and Other segment for the three months ended September 30, 2020 as compared to three months ended September 30, 2019 was primarily the result of decreased revenues from our retail properties and from the disposition of our five multifamily properties located in the Little Rock, Arkansas market during the fourth quarter of 2019, which marked our exit from that particular market.  These decreases were partially offset by increased revenues from recently completed development properties and 2019 multifamily acquisitions.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30,
	2020	2019	Increase	% Increase
Same Store	$158,898	$148,238	$10,660	7.2%
Non-Same Store and Other	10,916	11,301	(385)	(3.4)%
Total	$169,814	$159,539	$10,275	6.4%

The increase in property operating expenses for our Same Store segment for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily driven by increases in real estate tax expense of $3.0 million, insurance expense of $2.1 million, utility expense of $1.8 million, and marketing expense of $1.7 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2020 was $127.7 million, an increase of $3.0 million as compared to the three months ended September 30, 2019. The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities completed after September 30, 2019 in the normal course of business through September 30, 2020.

Other Income and Expenses

Property management expenses for the three months ended September 30, 2020 were $12.7 million, a decrease of $1.2 million as compared to the three months ended September 30, 2019. General and administrative expenses for the three months ended September 30, 2020 were $11.4 million, an increase of $1.1 million as compared to the three months ended September 30, 2019.

Interest expense for the three months ended September 30, 2020 was $41.0 million, a decrease of $3.5 million as compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease of 27 basis points in our effective interest rate and an increase in capitalized interest during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.  The decrease in our effective interest rate was primarily due to debt retirements subsequent to the third quarter of 2019 and through August 2020, which were retired with proceeds from unsecured debt issuances with lower effective interest rates over the same period.  The increase in the capitalized interest expense was due to an increase in the number of development projects.

During the three months ended September 30, 2020, we sold a land parcel resulting in a $1.4 million gain on sale of non-depreciable assets.  No land parcels were sold during the three months ended September 30, 2019.

Other non-operating (income) expense for the three months ended September 30, 2020 was $0.2 million of income, a decrease of $18.6 million as compared to the three months ended September 30, 2019. The decrease was primarily driven by $1.3 million of non-cash income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares during the three months ended September 30, 2020, compared to the recognition of $15.5 million of non-cash income related to the adjustment of the embedded derivative during the three months ended September 30, 2019. During the three months ended September 30, 2020, we also recognized $0.4 million of COVID-19 related expenses and recognized $0.1 million of non-cash expense from an unconsolidated limited partnership in other non-operating (income) expense compared to $4.3 million of non-cash income from an unconsolidated limited partnership during the three months ended September 30, 2019.  Our COVID-19 related expenses consisted primarily of cleaning supplies, contract labor and COVID-19 related leave.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

For the nine months ended September 30, 2020, we achieved net income available for MAA common shareholders of $168.9 million, a 16.2% decrease as compared to the nine months ended September 30, 2019, and total revenue growth of $30.1 million, representing a 2.5% increase in property revenues as compared to the nine months ended September 30, 2019. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Property Revenues

The following table reflects our property revenues by segment for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,
	2020	2019	Increase	% Increase
Same Store	$1,179,856	$1,147,893	$31,963	2.8%
Non-Same Store and Other	74,467	76,307	(1,840)	(2.4)%
Total	$1,254,323	$1,224,200	$30,123	2.5%

The increase in property revenues for our Same Store segment for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was the primary driver of total property revenue growth. The Same Store segment generated a 2.8% increase in revenues for the nine months ended September 30, 2020, primarily a result of average effective rent per unit growth of 3.1% as compared to the nine months ended September 30, 2019. The decrease in property revenues from the Non-Same Store and Other segment for the nine months ended September 30, 2020 as compared to nine months ended September 30, 2019 was primarily the result of decreased revenues from our retail properties and from our exit from the Little Rock, Arkansas market during the fourth quarter of 2019.  These decreases were partially offset by increased revenues from recently completed development properties and 2019 multifamily acquisitions.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,
	2020	2019	Increase	% Increase
Same Store	$449,154	$430,677	$18,477	4.3%
Non-Same Store and Other	31,303	32,381	(1,078)	(3.3)%
Total	$480,457	$463,058	$17,399	3.8%

The increase in property operating expenses for our Same Store segment for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily driven by increases in real estate tax expense of $7.3 million, utilities expense of $3.1 million, marketing expense of $3.0 million, and insurance expense of $2.8 million.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2020 was $381.3 million, an increase of $9.8 million as compared to the nine months ended September 30, 2019. The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities completed after September 30, 2019 in the normal course of business through September 30, 2020.

Other Income and Expenses

Property management expenses for the nine months ended September 30, 2020 were $39.1 million, a decrease of $2.1 million as compared to the nine months ended September 30, 2019. General and administrative expenses for the nine months ended September 30, 2020 were $35.2 million, an increase of $2.2 million as compared to the nine months ended September 30, 2019.

Interest expense for the nine months ended September 30, 2020 was $126.6 million, a decrease of $9.5 million as compared to the nine months ended September 30, 2019. The decrease was primarily due to a decrease of 10 basis points in our effective interest rate, an increase in capitalized interest and a decrease in average daily debt outstanding during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.  The decrease in our effective interest rate was primarily due to debt retirements subsequent to the third quarter of 2019 and through August 2020, which were retired with proceeds from unsecured debt issuances with lower effective interest rates over the same period.  The increase in the capitalized interest expense was due to an increase in the number of development projects.

Gain on sale of non-depreciable assets during the nine months ended September 30, 2020 was $1.0 million, primarily driven by the sale of one land parcel in the third quarter of 2020. During the nine months ended September 30, 2019, we sold two land parcels resulting in a $9.3 million gain on sale of non-depreciable assets.

Other non-operating (income) expense for the nine months ended September 30, 2020 was $13.6 million of expense, as compared to $23.5 million of income for the nine months ended September 30, 2019. The increase was primarily driven by $14.6 million of non-cash expense related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares during the nine months ended September 30, 2020, compared to the recognition of $19.6 million of non-cash income related to the adjustment of the embedded derivative during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we also recognized $4.8 million of non-cash income from an unconsolidated limited partnership and $3.0 million of COVID-19 related expenses in other non-operating (income) expense compared to $4.0 million of non-cash income from an unconsolidated limited partnership during nine months ended September 30, 2019. Our COVID-19 related expenses consisted primarily of cleaning supplies, contract labor and COVID-19 related leave.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the three and nine months ended September 30, 2020 and 2019, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income available for MAA common shareholders	$58,988	$77,723	$168,854	$201,456
Depreciation and amortization of real estate assets	125,916	123,171	376,430	366,704
(Gain) loss on sale of depreciable real estate assets	(20)	(1,000)	7	(987)
Depreciation and amortization of real estate assets of real estate joint venture	153	154	458	465
Net income attributable to noncontrolling interests	2,126	2,814	6,096	7,336
FFO attributable to the Company	187,163	202,862	551,845	574,974
(Gain) loss on embedded derivative in preferred shares(1)	(1,342)	(15,522)	14,603	(19,592)
Gain on sale of non-depreciable real estate assets	(1,366)	—	(995)	(9,260)
Loss (gain) from unconsolidated limited partnerships, net of tax(1)(2)	100	(3,493)	(4,085)	(3,169)
Net casualty loss (gain) and other settlement proceeds(1)	511	(46)	1,207	(1,899)
Loss on debt extinguishment(1)	345	5	344	60
Non-routine legal costs and settlements(1)	—	1,260	40	2,276
COVID-19 related costs(1)(3)	376	—	2,983	—
Mark-to-market debt adjustment(4)	83	(51)	(9)	(222)
Core FFO	$185,870	$185,015	$565,933	$543,168

(1)	Included in “Other non-operating (income) expense” in the Condensed Consolidated Statements of Operations.
(2)

For the nine months ended September 30, 2020, $4.8 million of gains from unconsolidated limited partnerships are offset by $0.7 million of income tax expense.  For the three and nine months ended September 30, 2019, $4.3 million and $4.0 million, respectively, of gains from unconsolidated limited partnerships are offset by $0.8 million of income tax expense.

(3)	Non-recurring additional costs resulting from the COVID-19 pandemic, consisting primarily of additional cleaning supplies, contract labor and COVID-19 related leave.
(4)	Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO for the three months ended September 30, 2020 was $185.9 million, an increase of $0.9 million as compared to the three months ended September 30, 2019, primarily as a result of an increase in property revenues of $7.6 million, and decreases in interest expense of $3.5 million and property management expenses of $1.2 million. The increases to Core FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $10.3 million and general and administrative expenses of $1.1 million.

Core FFO for the nine months ended September 30, 2020 was $565.9 million, an increase of $22.8 million as compared to the nine months ended September 30, 2019, primarily as a result of an increase in property revenues of $30.1 million, and decreases in interest expense of $9.5 million and property management expenses of $2.1 million. The increases to Core FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $17.4 million and general and administrative expenses of $2.2 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $643.9 million for the nine months ended September 30, 2020 as compared to $621.5 million for the nine months ended September 30, 2019.  The increase in operating cash flows was primarily driven by our operating performance.

Investing Activities

Net cash used in investing activities was $293.2 million for the nine months ended September 30, 2020 as compared to $230.7 million for the nine months ended September 30, 2019.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		Increase (Decrease)
	2020	2019	in Net Cash
Purchases of real estate and other assets	$(5,004)	$(22,860)	$17,856
Capital improvements, development and other	(288,183)	(219,670)	(68,513)
Proceeds from disposition of real estate assets	3,278	15,984	(12,706)

The decrease in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.  The increase in cash outflows for capital improvements, development and other was primarily driven by increased development capital spend during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease in cash inflows related to proceeds from disposition of real estate assets was primarily due to the nature of the real estate assets sold during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Financing Activities

Net cash used in financing activities was $393.7 million for the nine months ended September 30, 2020 as compared to $399.8 million for the nine months ended September 30, 2019.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		Increase (Decrease)
	2020	2019	in Net Cash
Net change in revolving credit facility	$—	$(540,000)	$540,000
Net change in commercial paper	(35,000)	200,000	(235,000)
Proceeds from notes payable	447,593	760,003	(312,410)
Principal payments on notes payable	(440,222)	(468,635)	28,413
Dividends paid on common shares	(342,983)	(328,239)	(14,744)

The decrease in cash outflows related to the net change in revolving credit facility resulted from no net borrowings during the nine months ended September 30, 2020, as compared to the decrease in net borrowings of $540.0 million during the nine months ended September 30, 2019.  The decrease in cash inflows related to the net change in commercial paper resulted from the decrease in net borrowings of $35.0 million on our commercial paper program during the nine months ended September 30, 2020, as compared to the increase in net borrowings of $200.0 million on our commercial paper program during the nine months ended September 30, 2019.  The decrease in cash inflows related to proceeds from notes payable primarily resulted from the issuance of $450.0 million of senior notes during the nine months ended September 30, 2020, as compared to the issuance of $550.0 million of senior notes and $191.3 million of property mortgages during the nine months ended September 30, 2019.  The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of a $300.0 million term loan and $135.7 million of property mortgages during the nine months ended September 30, 2020, as compared to the retirement of $450.0 million in term loans and $13.2 million of property mortgages during the nine months ended September 30, 2019.  The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $3.00 per share during the nine months ended September 30, 2020, as compared to the dividend rate of $2.88 per share during the nine months ended September 30, 2019.

Equity

As of September 30, 2020, MAA owned 114,369,812 OP Units, comprising a 96.6% limited partnership interest in MAALP, while the remaining 4,058,258 outstanding OP Units were held by limited partners of MAALP other than MAA.  Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.  In addition, MAA has registered under the Securities Act 4,058,258 shares of its common stock that, as of September 30, 2020, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

We have entered into separate distribution agreements with each of J.P. Morgan Securities LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to establish an ATM program allowing MAA to sell shares of its common stock from time to time into the existing market at current market prices or through negotiated transactions.  Under the ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA.  The ATM program currently has a maturity of September 2021.  MAA has no obligation to issue shares through the ATM program.

During the nine months ended September 30, 2020 and 2019, MAA did not sell any shares of common stock under its ATM program. As of September 30, 2020, 3.9 million shares remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt

The following schedule reflects our fixed and variable rate debt outstanding as of September 30, 2020 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$3,922,000	6.3	3.6%
Variable rate commercial paper	35,000	0.1	0.2%
Debt issuance costs, discounts, premiums and fair market value adjustments	(17,575)
Total unsecured rate maturity	$3,939,425	6.3	3.6%
Secured debt
Fixed rate property mortgages	$489,595	21.3	4.6%
Debt issuance costs and fair market value adjustments	(3,426)
Total secured rate maturity	$486,169	21.3	4.6%
Total debt	$4,425,594	7.9	3.7%
Total fixed rate debt	$4,390,594	8.0	3.7%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of September 30, 2020 (dollars in thousands):

	Revolving Credit Facility & Comm. Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Other Unsecured	Secured	Total
2020	$35,000	$—	$—	$—	$35,000
2021	—	—	72,711	119,312	192,023
2022	—	249,182	116,849	—	366,031
2023	—	347,992	12,230	—	360,222
2024	—	397,010	19,958	—	416,968
2025	—	396,030	—	7,125	403,155
2026	—	—	—	—	—
2027	—	594,785	—	—	594,785
2028	—	395,326	—	—	395,326
2029	—	562,082	—	—	562,082
Thereafter	—	740,270	—	359,732	1,100,002
Total	$35,000	$3,682,677	$221,748	$486,169	$4,425,594

(1)

The $35.0 million maturing in 2020 reflects the principal outstanding under MAALP’s unsecured commercial paper program as of September 30, 2020.  Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $500.0 million.  For the three months ended September 30, 2020, average daily borrowings outstanding under the commercial paper program were $118.0 million.

(2)

There were no borrowings outstanding under MAALP’s $1.0 billion unsecured revolving credit facility as of September 30, 2020.  The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of September 30, 2020 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2021	$192,023	5.2%
2022	366,031	3.6%
2023	360,222	4.2%
2024	416,968	4.0%
2025	403,155	4.2%
2026	—	—
2027	594,785	3.7%
2028	395,326	4.2%
2029	562,082	3.7%
Thereafter	1,100,002	3.0%
Total	$4,390,594	3.7%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, MAALP closed on a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which we refer to as the Credit Facility.  The Credit Facility replaced our previous unsecured revolving credit facility and includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid.  The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of September 30, 2020, there was no outstanding balance under the Credit Facility, while $3.4 million of capacity was used to support outstanding letters of credit.  The Credit Facility serves as our primary source of short-term liquidity.

In May 2019, MAALP established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of September 30, 2020, there was $35.0 million outstanding under the commercial paper program.

Unsecured Senior Notes

As of September 30, 2020, we had $3.7 billion of publicly issued unsecured senior notes and $222.0 million of privately placed unsecured senior notes outstanding.

In August 2020, MAALP publicly issued $450.0 million in aggregate principal amount of unsecured senior notes, maturing February 2031 with a coupon rate of 1.700% per annum paid semi-annually on February 15 and August 15 of each year.

Unsecured Term Loan

In August 2020, we retired a $300.0 million term loan with a syndicate of banks led by Wells Fargo due in March 2022.

Secured Property Mortgages

We maintain secured property mortgages with various life insurance companies.  These mortgages are usually fixed rate and can range from five to 30 years in maturity.  As of September 30, 2020, we had $489.6 million of secured property mortgages with a weighted average interest rate of 4.60%.

In July 2020, we retired $63.6 million of mortgages associated with three apartment communities at maturity and $72.2 million of mortgages associated with four apartment communities prior to their October 2020 maturities.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2020 and 2019, we had an ownership interest in a limited liability company that owns one apartment community comprised of 269 units, located in Washington, D.C.  We also had ownership interests in two technology-focused limited partnerships as of September 30, 2020. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of September 30, 2020 and 2019, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for discussions of our critical accounting policies.  During the nine months ended September 30, 2020, there were no material changes to these policies.  For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of September 30, 2020, 24.4% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes.  As of September 30, 2020, 99.2% of our outstanding debt was subject to fixed rates, and we did not have any outstanding interest rate swaps.  We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.  There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

Item 4.Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of September 30, 2020.  Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of September 30, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Extraordinary actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, led to significantly reduced economic activity and a surge in unemployment throughout the United States, including the markets where our properties are located. In April 2020, the national unemployment rate reached its highest level since the Great Depression, and in June 2020, the National Bureau of Economic Research officially declared that the United States had fallen into a recession. The duration and severity of this economic slowdown remain uncertain. Although much of the Unites States economy has reopened, the pandemic is intensifying in most areas of the country, and many public health experts expect a COVID-19 surge in the coming weeks and months of fall and winter.  Reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations remains a possibility, just as some jurisdictions rolled back reopening plans in the summer of 2020.  The federal emergency unemployment benefit expired at end of July 2020.  Negotiations continue with respect to an additional federal stimulus package, but it is uncertain whether and to what extent Congress will be able to pass such relief legislation.

Our ability to lease our apartments and collect rental revenues is dependent upon national, regional and local economic conditions, particularly unemployment levels and personal income levels.  As unemployment rises and incomes fall, fewer people, including both current and prospective residents, may be able to afford our apartment communities, and it may be difficult for some of our residents to make timely rental payments to us under their leases. To assist our residents who have lost wages or compensation due to the COVID-19 pandemic, we have offered these residents amendments to their leases that provided varying degrees of payment flexibility with respect to rent and waived late fees and interest charges under the original lease for rent that was deferred under the lease amendment.  Whether we extend similar arrangements to defer rent will be determined in the future taking into account facts and circumstances at that particular time.

The ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations and cash flows that are difficult to predict. Such adverse impacts will depend on, among other factors:

•	our residents’ ability or willingness to pay rent in full on a timely basis;
•

federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the order issued in September 2020 by the Centers for Disease Control and Prevention, located within the U.S. Department of Health and Human Services, to temporarily halt residential evictions to prevent the further spread of COVID-19;

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

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us.  However, the fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operation and cash flows, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2020 - July 31, 2020	—	$—	—	4,000,000
August 1, 2020 - August 31, 2020	—	$—	—	4,000,000
September 1, 2020 - September 30, 2020	—	$—	—	4,000,000
Total	—		—	4,000,000
(1)	This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.
Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference)

3.2

Fourth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of March 13, 2018 (filed as Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 and incorporated herein by reference)

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference)

3.4

Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

3.5

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference)

4.1

Indenture, dated as of May 9, 2017, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2017 and incorporated herein by reference)

4.2

Fifth Supplemental Indenture, dated as of August 12, 2020, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 12, 2020 and incorporated herein by reference)

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 29, 2020	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 29, 2020		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)