Form 10-K
period 2020-12-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2021-02-18
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: (901) 682-6600

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Mid-America Apartment Communities, Inc. ☒
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

The aggregate market value of the 79,152,084 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $9.1 billion based on the closing price of $114.67 as reported on the New York Stock Exchange on June 30, 2020.  This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates.  This determination of affiliate status should not be deemed conclusive for any other purpose.  As of February 15, 2021 there were 114,389,362 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P.  As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 18, 2021 are incorporated by reference into Part III of this report.  We expect to file our proxy statement within 120 days after December 31, 2020.

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2020 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 96.6% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P.  Unless the context otherwise requires, all references in this report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders”.

As of December 31, 2020, MAA owned 114,373,727 OP Units (96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA’s shareholders’ equity and the Operating Partnership’s capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA’s shareholders’ equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, treasury shares, accumulated other comprehensive loss and redeemable common stock. The Operating Partnership’s capital may include common capital and preferred capital of the general partner (MAA), limited partners’ common capital and preferred capital, noncontrolling interests, accumulated other comprehensive loss and redeemable common units. Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

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

PART I

Risks Associated with Forward Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future.  Such forward-looking statements include, without limitation, statements regarding the potential impact of the ongoing COVID-19 pandemic on our business, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements:

•	the COVID-19 pandemic and measures taken or that may be taken by federal, state and local governmental authorities to combat the spread of the disease;
•

inability to generate sufficient cash flows due to unfavorable economic and market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws or other factors;

•	exposure to risks inherent in investments in a single industry and sector;
•

adverse changes in real estate markets, including, but not limited to, the extent of future demand for multifamily units in our significant markets, barriers of entry into new markets which we may seek to enter in the future, limitations on our ability to increase or collect rental rates, competition, our ability to identify and consummate attractive acquisitions or development projects on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

•	failure of development communities to be completed within budget and on a timely basis, if at all, to lease-up as anticipated or to achieve anticipated results;
•	unexpected capital needs;
•	material changes in operating costs, including real estate taxes, utilities and insurance costs;
•	inability to obtain appropriate insurance coverage at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverage;
•	ability to obtain financing at favorable rates, if at all, or refinance existing debt as it matures;
•	level and volatility of interest or capitalization rates or capital market conditions;

•	the effect of any rating agency actions on the cost and availability of new debt financing;
•	the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark by the end of 2021 and the transition to a different benchmark interest rate;
•

significant change in the mortgage financing market or other factors that would cause single-family housing or other alternative housing options, either as an owned or rental product, to become a more significant competitive product;

•

our ability to continue to satisfy complex rules in order to maintain our status as a REIT for federal income tax purposes, the ability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of our taxable REIT subsidiaries to maintain their status as such for federal income tax purposes and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	inability to attract and retain qualified personnel;
•	cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory developments;
•	extreme weather, natural disasters, disease outbreak and other public health events;
•	legal proceedings or class action lawsuits;
•	impact of reputational harm caused by negative press of MAA’s actions or policies, whether or not warranted;
•	compliance costs associated with numerous federal, state and local laws and regulations; and
•

other risks identified in this Annual Report on Form 10-K, including under the caption “Item 1A. Risk Factors,” and in other reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business.  Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Annual Report on Form 10-K to reflect events, circumstances or changes in expectations after the date on which this Annual Report on Form 10-K is filed.

Item 1. Business.

Overview

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2020, we maintained full or partial ownership of apartment communities across 16 states and the District of Columbia, summarized as follows:

Multifamily	Communities (1)	Units
Consolidated	299	100,221
Unconsolidated	1	269
Total	300	100,490

(1)As of December 31, 2020, thirty-two of the Company’s apartment communities included retail components.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 114,373,727 OP Units, comprising a 96.6% partnership interest in the Operating Partnership as of December 31, 2020.  MAA and MAALP were formed in Tennessee in 1993.

Business Objectives

Our primary business objectives are to generate a sustainable, stable and increasing cash flow that will fund our dividends and distributions through all parts of the real estate investment cycle. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	create value for our shareholders, residents, associates and the communities in which our properties are located;
•	effectively operate our existing properties with an intense property and asset management focus;
•	utilize technology to provide services desired by our residents and generate efficiency in our operations;
•	take an opportunistic approach to buying, selling, developing and renovating apartment communities;
•	diversify our portfolio across markets, submarkets and price points in the geographical areas in which we operate to minimize operating performance volatility;
•	offer attractive work environments, compensation and incentive packages and career development opportunities to attract and retain required talent; and
•	actively manage our balance sheet and capital structure.

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
•

improving the “curb appeal”, amenities and common areas of the apartment communities through environmentally-thoughtful landscaping and exterior improvements, and repositioning apartment communities from time to time to enhance or maintain market positions;

•	effectively utilizing search engine optimization, internet leasing solutions and other internet tools to generate leasing traffic;
•	managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing; and
•	allocating additional capital, including capital for selective interior and exterior improvements.

We believe that our decentralized operating structure capitalizes on specific market knowledge and provides greater accountability than an entirely centralized structure.  To support our operational structure, senior management, along with various asset management functions, are proactively involved in supporting and reviewing property management performance through extensive reporting processes and on-site visits.  To maximize the amount of information shared between senior management and the properties on a real-time basis, we utilize a web-based property management system.  The system contains property and accounting modules that allow for operating efficiencies and continued expense control, provide for various expanded revenue management practices and improve the support provided to on-site property operations.  We use a “yield management” pricing program that helps our property managers optimize rental revenues, and we also utilize purchase order and accounts payable software to provide improved controls and management information.

Investment in technology continues to drive operating efficiencies in our business and helps us to better meet the changing needs of our residents. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week and complete online leasing applications, leases and renewals through our web-based resident portal. Interacting with our residents through such technology has allowed us to improve resident satisfaction ratings and increase the efficiency of our operating teams.  During 2020, our resident portal also provided a safer way to transact business during the COVID-19 pandemic.  During 2020, we additionally invested in technology to enable potential residents to examine their future homes both online (virtual touring) or by self-guided tour (self-touring) in addition to the more traditional guided tour.

Acquisitions and Development

Our external growth strategy is to acquire existing apartment communities, utilize our internal development team to develop our own apartment communities and partner with local developers to develop apartment communities that we will own completely after stabilization, which we refer to as a pre-purchase transaction. Acquisitions and development, along with dispositions, help us achieve and maintain our desired product mix, geographic diversification and asset allocation.  Portfolio growth allows for maximizing the efficiency of the existing management and overhead structure.  We have extensive experience in the acquisition and development of apartment communities.  We will continue to evaluate opportunities that arise, and we will utilize this strategy to increase our number of apartment communities in strong and growing markets.

We acquired the following properties during the year ended December 31, 2020:

Land Acquisitions	Market	Acres	Date Acquired
MAA Windmill Hill	Austin, TX	22	January 2020
MAA Central Park	Denver, CO	27	November 2020
Novel Val Vista (1)	Phoenix, AZ	13	December 2020
(1)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 80% of the joint venture that owns this property.

Development activities may be conducted through entities we wholly-own, through joint ventures or with our pre-purchase transaction partners.  Typically, fixed price construction contracts are signed with unrelated parties to minimize construction risk.  We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. During the year ended December 31, 2020, we incurred $201.4 million in development costs and completed one development project.

The following multifamily projects were under development as of December 31, 2020 (dollars in thousands):

Project	Market	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
MAA Frisco Bridges II	Dallas, TX	348	325	$64,355	$69,000	$198	1st Quarter 2021
Novel Midtown (1)	Phoenix, AZ	345	—	72,303	82,000	238	2nd Quarter 2021
Westglenn	Denver, CO	306	—	44,241	84,500	276	4th Quarter 2021
The Robinson	Orlando, FL	369	—	64,650	99,000	268	4th Quarter 2021
Sand Lake (2)	Orlando, FL	264	—	38,859	68,000	258	4th Quarter 2021
Long Point	Houston, TX	308	—	28,933	57,000	185	1st Quarter 2022
MAA Windmill Hill	Austin, TX	350	—	9,279	63,000	180	3rd Quarter 2022
Novel Val Vista (1)	Phoenix, AZ	317	—	12,954	72,500	229	1st Quarter 2023
		2,607	325	$335,574	$595,000
(1)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 80% of the joint venture that owns this property.
(2)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 95% of the joint venture that owns this property.

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional equity or debt capital.  In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual properties, considering the sales price and other key terms of each proposal.  We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution.  During the year ended December 31, 2020, we disposed of one land parcel totaling approximately 27 acres. We did not dispose of any apartment communities during the year ended December 31, 2020.

Property Redevelopment and Repositioning Activity

We focus on both interior unit upgrades and property amenity and common area upgrades above and beyond routine capital upkeep on our apartment communities that we believe have the ability to support additional rent growth. During the year ended December 31, 2020, we renovated the kitchen and bathroom of 4,211 apartment units at an average cost of $6,201 per apartment unit, achieving average rental rate increases of 9.5% above the normal market rate for similar but non-renovated apartment units.

During the first quarter of 2020, we began installing SmartHome technology (mobile control of lights, thermostat and security, as well as leak monitoring) in some of our apartment units.  During the year ended December 31, 2020, we installed smart devices in 23,950 apartment units at an average cost of $1,376 per apartment unit, achieving an average rent increase of $25 per apartment unit.

Also during the first quarter of 2020, we initiated a program to upgrade and reposition the amenity and common areas at select properties. The program includes targeted plans to move all apartment units at the properties to higher rents.  For the year ended December 31, 2020, we spent $13.0 million on this program at eight properties.

Portfolio Strategy

Our goal is to maintain a diversified, balanced portfolio that we believe provides the optimal path to maximizing operating performance over the full economic cycle. Maintaining a diverse portfolio includes:

•	Operating apartment communities in a variety of markets across the Southeast, Southwest, and Mid-Atlantic regions of the United States
•	Operating apartment communities in a variety of submarkets within our markets (urban, suburban, inner loop, etc.)
•	Operating apartment communities of different product types such as high-rise, mid-rise and garden style
•	Offering a variety of different rent price points within a market or submarket

We believe a diverse portfolio performs well during economic up cycles and weathers economic down cycles better than a more homogenous portfolio.

Human Capital

As of December 31, 2020, we employed 2,530 associates.  Our associates’ time, energy, creativity and passion are essential to our continued success as a company.  With respect to our workforce, we focus on driving diversity and inclusion, providing market-competitive pay and benefits to support our associates’ well-being, encouraging our associates’ growth and development, fostering associate engagement and protecting our associates’ health and safety during this time of the COVID-19 pandemic.

We respect the privilege of providing value to those whose lives we touch. We call this outlook our “Brighter View.” To achieve these objectives, we use our Core Values to guide the way we interact with each other and conduct business by:

•	appreciating the uniqueness of each individual;
•	communicating openly and with integrity;
•	embracing opportunities; and
•	doing the right thing at the right time for the right reasons.

Diversity, Equity and Inclusion

We strive to recruit, develop and retain a talented and diverse workforce that mirrors the diversity of our residents and the communities where we do business. We are committed to an inclusive working environment that not only values diversity in ideas and opinions, but also fosters a sense of belonging and connection where associates feel recognized and appreciated regardless of individual differences. Our goal through these efforts is to support and promote inclusive diversity, equal opportunity and fair treatment for all those working at the company and as a result create more value for all the constituents we serve.  During the year ended December 31, 2020, we established an Inclusive Diversity Council comprised of individuals across all areas of our company whose aim is to cultivate conversations, expand education and examine our practices surrounding diversity and inclusion. This group works collaboratively with our Chief Executive Officer and other members of our executive team to ensure our policies and actions are guided by our culture of inclusivity and are free from discriminatory practices and bias.

We recruit from a diverse range of sources including historically Black colleges and universities as well as technical/trade schools. As of December 31, 2020, ethnic/cultural minorities represented approximately 46% of our workforce, 34% of our leadership positions and 46% of our associates promoted during the year ended December 31, 2020. Also, as of December 31, 2020, females represented approximately 46% of our workforce, 55% of our leadership positions and 56% of our associates promoted during the year ended December 31, 2020, representing a 6% increase from the year ended December 31, 2019.  We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

Well-being and Development

We take a comprehensive approach to supporting our associates’ health, financial and professional well-being. Our associates are eligible for medical, dental and vision insurance, life and disability insurance, various wellness programs, an employee assistance program, for which we pay part or all of the cost, as well as other benefits. We strive to maintain an equitable compensation program for performance, designed to reward competitive levels of compensation based on employee contributions, performance and qualifications. We offer a 401(k) savings plan with an employer match as well as educational support for savings strategies. We also offer discounted rent to associates, parental leave and financial assistance with adoption expenses as well as grant up to three scholarships for associates’ dependents each year. Our training and development programs are designed to provide continuous learning for associates in the flow of their workday. Additionally, we encourage and provide financial assistance to our eligible associates to seek education and certification outside of the company through both apartment associations and accredited educational institutions. We encourage our associates to “embrace opportunities” including developing skills and knowledge needed for increased responsibilities as they promote within the Company.

Communication and Engagement

It is our goal to communicate authentically with our associates in a way that is clear, credible and compassionate. We understand effective communication must flow both ways and we strive to continuously improve our efforts to appropriately engage our associates so that as a team we can successfully complete our mission. Our internal communications function aims to provide associates the information they need in a timely, focused, relevant and consistent manner using the most appropriate channels available. It is also important that we maintain an active dialogue with our associates, and they have multiple channels to be seen and heard. We periodically conduct a comprehensive survey to measure associate engagement and pulse checks to capture topical feedback to guide current programs, projects and progress. We also conduct an annual review process to provide an opportunity for each associate to build mutual understanding with leadership, gain self-discovery and learn about possible avenues for growth. We encourage a work environment where ideas, problems and solutions can be discussed with immediate managers and other management personnel. Associates may also use our company intranet as a means of submitting feedback.

COVID-19 Health and Safety

Our highest priority throughout the COVID-19 pandemic has been the health and well-being of our associates, residents and guests. We have endeavored to provide protection and help with balancing the needs of the business. With our cross-functional COVID-19 task force, we consider the evolving challenges presented to each of our stakeholder groups. In accordance with U.S. Centers for Disease Control and Prevention, or CDC, guidelines and directives from state and local governmental authorities, we established our COVID-19 Workplace Health and Safety Guidelines which includes a requirement for each associate to complete a daily health-screening questionnaire before work. We instruct associates to wear face coverings, frequently wash hands, sanitize high-touch surfaces and practice social distancing while performing job responsibilities at all locations. We introduced contact tracing measures with a dedicated team to manage incidents of associate COVID-19 exposure as additional protection for all associates and the public. While our safety precautions have aimed to protect our associates’ health, we also have implemented several measures to support our associates’ overall well-being. Throughout the pandemic, we provided supplemental leave and sick time policies, flextime, additional COVID-19 paid time off and modifications to health and retirement plans.

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

As of December 31, 2020, 23.3% of our total market capitalization consisted of debt borrowings, including 20.9% under unsecured borrowings and 2.4% under secured borrowings. We currently intend to target our total debt, net of cash held, to a range of approximately 30% to 36% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our total debt to 60% or less of our adjusted total assets (as defined in the covenants for the bonds issued by MAALP).  As of December 31, 2020, our total debt was approximately 31.2% of our adjusted total assets.  We continuously review opportunities for lowering our cost of capital.  We plan to continue using unsecured debt in order to take advantage of the lower cost of capital and flexibility provided by these markets. We will evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We focus on improving the net present value of our investments by generating cash flow from our portfolio of assets above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value over the life of the investments.

Competition and Market Demand

All of our apartment communities are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The owners of competing apartment communities may have greater resources than us, and the managers of these apartment communities may have more experience than our management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities.  Competition for new residents is generally intense across all of our markets. Some competing apartment communities offer features that our apartment communities do not have or may be deemed to be in a more desirable location within the market. Competing apartment communities can use concessions or lower rents to obtain temporary competitive advantages. Also, some competing apartment communities are newer than our apartment communities, may have different amenities or otherwise be more attractive to a prospective resident. The competitive position of each apartment community is different depending upon many factors including submarket supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs, some of which may have greater resources, greater ability to utilize leverage or lower capital costs than we do.

We believe, however, that we are generally well-positioned to compete effectively for residents and acquisition and development opportunities.  We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;
•	scalable operating and support systems, which include automated systems to meet the changing technological needs of our residents and associates;
•	access to a wide variety of debt and equity capital sources;

•	geographic diversification with a presence in 36 defined markets across the Southeast, Southwest and Mid-Atlantic regions of the United States; and
•

significant presence in many of our major markets that allows us to be a local operating expert and offer varying location options within a market to meet a variety of prospective resident preferences.

Moving forward, we plan to continue our focus on optimizing lease expiration management, expense control and resident retention efforts and also to align employee incentive plans with our performance. We also plan to continue to make capital improvements to both our apartment communities and individual units on a regular basis in order to maintain a competitive position. We believe this plan of operation, coupled with the portfolio’s strengths in targeting residents across a geographically diverse platform, should position us for continued operational growth.

For information regarding trends in market demand, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends” in this Annual Report on Form 10-K.

Environmental Matters

As a part of our standard apartment community acquisition and development processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks.  See “Risk Factors – Risks Relating to Our Real Estate Investments and Our Operations - Environmental problems are possible and can be costly” in this Annual Report on Form 10-K.

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

Government Regulations

We must own, operate, manage, acquire, develop and redevelop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to the COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, have implemented laws and regulations which impact our ability to operate our business in the ordinary course, including our ability to charge certain fees, increase rents and evict residents who violate their lease.  We are complying with these governmental requirements, but they, along with the COVID-19 pandemic, had a material impact on our business in 2020 and ongoing compliance may materially effect our results of operations for the year ending December 31, 2021.  Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2021, as compared to prior periods.

For additional information, see “Risk Factors – The COVID-19 pandemic and mitigation efforts to control the spread of the disease have materially impacted and are expected to continue to materially impact our business, and our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to COVID-19,” “Risk Factors – Environmental problems are possible and can be costly” and “Risk Factors – Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties” in this Annual Report on Form 10-K.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. In 2020, MAA paid total distributions of $4.00 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement and was in excess of REIT taxable income.

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

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks that are not presently known to us, that we currently believe are immaterial or that could apply generically to any company may also significantly impact our business operations. If any of these risks occur, our business prospects, financial condition or results of operations could suffer, the market price of our stock and the trading price of our debt securities could decline and you could lose all or part of your investment in our stock or debt securities.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and mitigation efforts to control the spread of the disease have materially impacted and are expected to continue to materially impact our business, and our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to COVID-19.

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Extraordinary actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  These measures, while intended to protect human life, led to significantly reduced economic activity and a surge in unemployment throughout the United States, including the markets where our properties are located. In April 2020, the national unemployment rate reached its highest level since the Great Depression, and in June 2020, the National Bureau of Economic Research officially declared that the United States had fallen into a recession. Although some economists believe that the United States economy is now no longer in a recession, the economy remains vulnerable.  A surge in new COVID-19 cases linked by public officials to increased travel and socializing over the holiday season seems to have begun to recede, but tens of thousands of new cases are still being reported daily nationwide.  COVID-19 vaccines have received emergency use authorization from the United States government, but vaccine distribution has been slower than public officials hoped and multiple variants of the virus that causes COVID-19 have been documented in the United States. Many jurisdictions continue to enforce orders restricting businesses’ normal operations, and reinstatement of broader “stay-at-home” directives and mandates remains a possibility.

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
•

federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the order issued by the CDC to temporarily halt residential evictions to prevent further spread of COVID-19;

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

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us.  However, the fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operation and cash flows, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable market and economic conditions could adversely affect occupancy levels, rental revenues and the value of our properties.

Unfavorable market and economic conditions in the areas in which we operate may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our apartment communities at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to make payments on our debt and to make distributions, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues and/or the value of our apartment communities include the following, among others:

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

Our ability to make payments on our debt and to make distributions depends on our ability to generate cash flow in excess of operating costs and capital expenditure requirements and/or to have access to the markets for debt and equity financing. Our funds from operations may be insufficient because of factors that are beyond our control. Such events or conditions could include:

•	weakness in the general economy, which lowers job growth and the associated demand for apartment housing;
•	competition from other apartment communities;
•

overbuilding of new apartments or oversupply of available apartments or alternative housing options (i.e. condominiums or single-family houses for rent or sale) in our markets, which might adversely affect occupancy or rental rates and/or require rent concessions in order to lease apartments;

•	increases in operating costs (including real estate taxes, utilities and insurance premiums) due to inflation and other factors, which may not be offset by increased rental rates;
•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;
•	changes in governmental regulations and the related costs of compliance;
•	the enactment of rent control or rent stabilization laws in the areas in which we operate or other laws regulating multifamily housing;
•	other changes in laws, including, but not limited to, tax laws and housing laws;
•	an uninsured loss, including those resulting from a catastrophic storm, earthquake or act of terrorism;
•

changes in interest rate levels and the availability of financing, borrower credit standards and down-payment requirements which could lead renters to purchase homes (if interest rates decrease and home loans are more readily available) or increase our acquisition and operating costs (if interest rates increase and financing is less readily available); and

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

As of December 31, 2020, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the United States; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2020, approximately 40.1% of our portfolio was located in our top five markets:  Atlanta, Georgia; Dallas, Texas; Austin, Texas; Charlotte, North Carolina; and Orlando, Florida.  In addition, our overall operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular, our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

Substantial competition among apartment communities and real estate companies may adversely affect our revenues and acquisition and development opportunities.

There are numerous other apartment communities and real estate companies, some of which may have greater financial and other resources than we have, within the market area of each of our communities that compete with us for residents and acquisition and development opportunities.  The number of competitive apartment communities and real estate companies in these areas could have a material effect on (1) our ability to rent our apartments and generate revenues, and (2) acquisition and development opportunities. The activities of these competitors could cause us to pay higher prices for new properties than we otherwise would have paid or may prevent us from purchasing desired properties at all, which could have a material adverse effect on us and our ability to make payments on our debt and to make distributions.

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

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to properly remediate, hazardous, toxic substances or petroleum product releases may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real property for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real property, we may be considered an owner or operator of such apartment communities or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

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

Operations from new acquisitions, development projects and redevelopment activities may fail to perform as expected.

We intend to acquire, develop and redevelop apartment communities as part of our business strategy.  Newly acquired, developed or renovated properties may not perform as we expect.  We may also overestimate the revenue (or underestimate the expenses) that a new or repositioned property may generate.  The occupancy rates and rents at these properties may fail to meet our expectations underlying our investment.

In addition, with respect to acquisitions, we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate those apartment communities or personnel would result in inefficiencies that could adversely affect our expected return on our investments.  Likewise, we may acquire properties that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes or other legal requirements and in each case, our acquisition may be without any, or with only limited, recourse with respect to unknown liabilities or conditions and we may be obligated to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results.

We are subject to certain risks associated with selling apartment communities, which could limit our operational and financial flexibility.

We plan to sell apartment communities that no longer meet our long-term strategy.  However, adverse market conditions could limit our ability to sell properties when we want and to change our portfolio promptly to meet our strategic objectives.  Likewise, federal tax laws applicable to REITs limit our ability to profit on the sale of properties, and this limitation could prevent us from selling properties when market conditions are favorable.  From time to time, we may dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real properties on a tax deferred basis.

Development and construction risks could impact our profitability.

As of December 31, 2020, we had eight development communities under construction representing 2,607 units once complete. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties.  Our development and construction activities are subject to the following risks:

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

We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with which we do business on our information technology systems. We also collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing and property management activities, and we collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third party service providers that may collect and hold personally identifiable information of our residents, prospective residents and employees in connection with providing business services to us, including web hosting, property management, leasing, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information. However, we face risks associated with breaches or security failures of the information technology systems on which we rely, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the internet, malware, computer viruses or employee error or misconduct. This risk of a data breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions.

The security measures put in place by us and our service providers cannot provide absolute security and there can be no assurance that we or our service providers will not suffer a data security incident in the future, that unauthorized parties will not gain access to sensitive information stored on our or our service providers’ systems, that such access will not, whether temporarily or permanently, impact, interfere with or interrupt our operations, or that any such incident will be discovered in a timely manner. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable as the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected.  In addition, third-party information technology providers may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss or disclosure or to address a known vulnerability, which may subject us to known threats or downtime as a result of those delays. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Further, we may be required to expend significant additional resources to continue to enhance information security measures and internal processes and procedures or to investigate and remediate any information security vulnerabilities.

A data security incident could compromise our or our service providers’ information technology systems, and the information stored by us or our service providers, including personally identifiable information of residents, prospective residents and employees, could be accessed, misused, publicly disclosed, corrupted, lost or stolen. Any failure to prevent a data breach or a security failure of our or our service providers’ information technology systems could interrupt our operations, result in downtime, divert our planned efforts and resources from other projects, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain residents, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition or results of operations. Similarly, if our service providers fail to use adequate security or data protection processes, or use personal data in an unpermitted or improper manner, we may be liable for certain losses and it may damage our reputation.

Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties.

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

We do not know whether the legal requirements we are subject to will change or whether new requirements will be imposed.  Changes in laws and regulations could require us to make significant unanticipated expenditures and limit our ability to recover increases in operating expenses, impose limitations on our ability to increase rents or charge certain fees, impose limitations on our ability to enforce remedies for the failure to pay rent or otherwise adversely impact our operations.  For example, we have seen an increase in state and local governments implementing, considering or being urged by tenant advocacy groups to consider rent control or rent stabilization laws and regulations as well as tenants’ rights laws and regulations.  Any such future enactments in the markets in which we operate could have a significant adverse impact on our results of operations and the value of our properties.

Legal proceedings that we become involved in from time to time could adversely affect our business.

As an owner, operator and developer of multifamily apartment communities, we may become involved in various legal proceedings, including, but not limited to, proceedings related to commercial, development, employment, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit.  For example, as described in more detail in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K, we are currently a defendant in two class action lawsuits relating to tenant late fee policies at our Texas apartment communities.

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

Extreme weather or natural disasters may cause significant damage to our properties and losses from catastrophes could exceed our insurance coverage.

Many of our apartment communities are located in areas that may be subject to extreme weather and natural disasters, such as floods, hurricanes and earthquakes, the likelihood or frequency of which events could increase in part based on the impact of climate change.  Such events may cause significant damage to our properties, disrupt our operations and adversely impact our residents.  There can be no assurances that such conditions will not have a material adverse effect on our properties, operations or business.

We carry property insurance on our apartment communities and intend to obtain similar coverage for apartment communities we acquire in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and therefore may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining what we believe is appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.  Any losses we experience that are not fully covered by our insurance may negatively impact our results of operations and may reduce the value of our properties.

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

As of December 31, 2020, the amount of our total debt was $4.6 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

The phase-out of LIBOR could adversely impact our results of operations and cash flows.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally.  LIBOR is the interest rate benchmark used as a reference rate on our unsecured revolving credit facility, although we had no borrowings under our unsecured revolving credit facility as of December 31, 2020.  The ICE Benchmark Administration, the administrator of LIBOR, has announced that it plans to cease the publication of one-week and two-month U.S. dollar (USD) LIBOR immediately after December 31, 2021 and to cease the publications of the remaining tenors of USD LIBOR (one, three, six and 12-month) immediately after June 30, 2023.  At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. The U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing USD LIBOR with the Secured Overnight Financing Rate, or SOFR. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. However, U.S. banking regulators have indicated that financial institutions will be permitted to choose any benchmark rate to replace LIBOR.  Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, how this will impact our cost of variable rate debt. The consequences of these developments with respect to LIBOR cannot be entirely predicted and will span multiple future periods but could result in an increase in the cost of our variable rate debt, which could adversely impact our results of operations and cash flows.

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

As of December 31, 2020, we had outstanding borrowings of $4.6 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. Our ability to comply with these financial covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

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

Risks Related to MAA’s Organization and Ownership of Its Stock

MAA’s ownership limit restricts the transferability of its capital stock.

MAA’s charter limits ownership of its capital stock by any single shareholder to 9.9% of the value of all outstanding shares of its capital stock, both common and preferred, unless approved by its Board of Directors. The charter also prohibits anyone from buying shares if the purchase would result in it losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of its shares or in five or fewer persons, applying certain broad attribution rules of the Code, owning 50% or more of its shares. If an investor acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, MAA:

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

The redemption price may be paid, at MAA’s option, by delivering one common unit (subject to adjustment from time to time in the event of, among other things, stock splits, stock dividends or recapitalizations affecting its common stock or certain mergers, consolidations or asset transfers by MAA) issued by the Operating Partnership for each excess share being redeemed.

If an investor acquires shares in violation of the limits on ownership described above:

•	the holder may lose its power to dispose of the shares;
•	the holder may not recognize profit from the sale of such shares if the market price of the shares increases; and
•	the holder may be required to recognize a loss from the sale of such shares if the market price decreases.

Future offerings of debt or equity securities, which may rank senior to MAA’s stock, may adversely affect the market price of MAA’s stock.

If we decide to issue additional debt securities in the future, which would rank senior to MAA’s common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of MAA’s common stock and may result in dilution to owners of MAA’s common stock. We and, indirectly, MAA’s shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, holders of MAA’s common stock will bear the risk of our future offerings reducing the market price of MAA’s common stock and diluting the value of their stock holdings.

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

Provisions of MAA’s charter and Tennessee law may limit the ability of a third party to acquire control of MAA.

Ownership Limit

The 9.9% ownership limit discussed above may have the effect of precluding acquisition of control of MAA by a third party without the consent of our Board of Directors.

Preferred Stock

MAA’s charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2020, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

Tennessee Anti-Takeover Statutes

As a Tennessee corporation, MAA is subject to various legislative acts, which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire MAA and increase the difficulty of consummating any such offers, even if MAA’s acquisition would be in MAA shareholders’ best interests.

Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

We have a significant institutional investor base, and there is an increasing focus from institutional investors and other stakeholders on corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some institutional investors may use these factors to guide their investment strategies, and many institutional investors focus on positive ESG business practices and may consider a company’s ESG score when making an investment decision.  In addition, many institutional investors may use ESG scores to benchmark companies against their peers. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy any new criteria.  Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our ESG business practices are inadequate. We may face reputational damage in the event that our corporate responsibility standards do not meet the standards set by various stakeholders. In addition, in the event that we communicate certain ESG initiatives and goals, we could fail, or be perceived to have failed, in our achievement of our initiatives or goals, or we could be criticized for the scope of our initiatives or goals. If we fail to satisfy the ESG expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results and the market price of MAA’s common stock could be adversely affected.

Market interest rates may have an adverse effect on the market value of MAA’s common stock.

The market price of shares of common stock of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA’s common stock may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA’s borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA’s common stock to go down.

Changes in market conditions or a failure to meet the market’s expectations with regard to our results of operations and cash distributions could adversely affect the market price of MAA’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, MAA’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of MAA’s common stock. In addition, we are subject to the risk that our cash flow will be insufficient to pay distributions to MAA’s shareholders. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of MAA’s common stock.

The stock markets, including the NYSE, on which MAA lists its common stock, have, at times, experienced significant price and volume fluctuations. As a result, the market price of MAA’s common stock could be similarly volatile, and investors in MAA’s common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of MAA’s publicly traded securities may be affected by many factors, including, but not limited to the following:

•	our financial condition and operating performance and the performance of other similar companies;
•	actual or anticipated differences in our quarterly and annual operating results;
•	changes in our revenues or earnings estimates or recommendations by securities analysts;
•	publication of research reports about us or our industry by securities analysts;
•	additions and departures of key personnel;
•	inability to access the capital markets;
•	strategic decisions by us or our competitors, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the issuance of additional shares of MAA’s common stock, or the perception that such sales may occur, including under MAA’s at-the-market share offering program, or ATM program;
•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;
•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);
•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for MAA’s common stock;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	speculation in the press or investment community;
•	actions by institutional shareholders or hedge funds;
•	the issuance of ratings, reports and scores related to our corporate responsibility and ESG reports and disclosures;
•	changes in accounting principles;
•	terrorist acts; and
•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Risks Related to the Operating Partnership’s Organization and Ownership of OP Units

The Operating Partnership’s existing unitholders have limited approval rights, which may prevent the Operating Partnership’s sole general partner, MAA, from completing a change of control transaction that may be in the best interests of all unitholders of the Operating Partnership and all shareholders of MAA.

MAA may not engage in a sale or other disposition of all or substantially all of the assets of the Operating Partnership, dissolve the Operating Partnership or, upon the occurrence of certain triggering events, take any action that would result in any unitholder realizing taxable gain, without the approval of the holders of a majority of the outstanding OP Units held by holders other than MAA or its affiliates, or Class A OP Units. The right of the holders of our Class A OP Units to vote on these transactions could limit MAA’s ability to complete a change of control transaction that might otherwise be in the best interest of all unitholders of the Operating Partnership and all shareholders of MAA.

In certain circumstances, certain of the Operating Partnership’s unitholders must approve the Operating Partnership’s sale of certain properties contributed by the unitholders.

In certain circumstances, as detailed in the partnership agreement of the Operating Partnership, the Operating Partnership may not sell or otherwise transfer certain properties unless a specified percentage of the limited partners who were partners in the limited partnership holding such properties at the time of its acquisition by us approves such sale or transfer. The exercise of these approval rights by the Operating Partnership’s unitholders could delay or prevent the Operating Partnership from completing a transaction that may be in the best interest of all unitholders of the Operating Partnership and all shareholders of MAA.

MAA, its officers and directors have substantial influence over the Operating Partnership’s affairs.

MAA, as the Operating Partnership’s sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership’s affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the unitholders of the Operating Partnership. Also, MAA owns approximately 96.6% of the OP Units and as such, will have substantial influence on the outcome of substantially all matters submitted to the Operating Partnership’s unitholders for approval.

Insufficient cash flow from operations or a decline in the market price of MAA’s common stock may reduce the amount of cash available to the Operating Partnership to meet its obligations.

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

Legislative or regulatory income tax changes related to REITs could materially and adversely affect us.

The U.S. federal income tax laws and regulations governing REITs and their shareholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form changes to the U.S. federal income tax laws applicable to us and MAA’s shareholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in MAA’s stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States with the potential for above average growth and return on investment.  Approximately 69% of our apartment units are located in the Florida, Georgia, North Carolina, and Texas markets.  Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by upscale amenities, extensive landscaping and attention to aesthetic detail.

The following table summarizes our apartment community portfolio and occupancy levels by location, as of December 31, 2020:

	Number of Communities	Number of Units (1)	Average Occupancy (2)
Atlanta, GA	29	10,996	95.0%
Dallas, TX	29	9,405	95.2%
Austin, TX	22	7,117	95.4%
Charlotte, NC	21	6,149	96.1%
Orlando, FL	13	5,274	94.6%
Tampa, FL	14	5,220	96.0%
Houston, TX	15	4,867	94.3%
Raleigh / Durham, NC	14	4,397	96.2%
Nashville, TN	12	4,375	95.0%
Fort Worth, TX	11	4,249	95.3%
Washington, DC	10	4,080	96.3%
Jacksonville, FL	10	3,496	96.4%
Charleston, SC	10	2,726	95.9%
Phoenix, AZ	8	2,623	96.3%
Savannah, GA	9	2,219	96.2%
Greenville, SC	9	2,084	95.6%
Richmond, VA	7	2,004	96.7%
Memphis, TN	4	1,811	96.8%
San Antonio, TX	4	1,504	96.2%
Birmingham, AL	5	1,462	96.6%
Huntsville, AL	3	1,228	97.1%
Kansas City, MO / KS	4	1,110	95.3%
Chattanooga, TN	4	943	95.6%
Lexington, KY	4	924	96.3%
Norfolk / Hampton / Virginia Beach, VA	3	788	97.5%
Las Vegas, NV	2	721	95.9%
Tallahassee, FL	2	604	95.9%
Columbia, SC	2	576	94.1%
South Florida, FL	1	480	95.3%
Gainesville, FL	2	468	95.8%
Louisville, KY	1	384	95.6%
Gulf Shores, AL	1	324	97.4%
Panama City, FL	1	254	97.4%
Charlottesville, VA	1	251	95.7%
Same Store	287	95,113	95.6%
Atlanta, GA	1	438	95.4%
Jackson, MS	4	1,241	97.6%
Dallas, TX	1	855	77.1%
Denver, CO	2	812	92.9%
Charleston, SC	1	442	93.6%
Raleigh, NC	1	953	95.9%
Greenville, SC	1	271	96.7%
Gulf Shores, AL	1	96	97.0%
Non-Same Store and Other (3)	12	5,108	92.5%
Total	299	100,221
(1)	Number of Units excludes development units not yet delivered.
(2)	Average Occupancy is calculated by dividing the average daily number of units occupied in 2020 by the average daily total number of units available in 2020 at each apartment community.
(3)	Non-Same Store and Other total excludes 269 units in a joint venture property in Washington, D.C.

Thirty-two of our multifamily apartment communities reflected in the above table also include commercial components.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion of our Same Store and Non-Same Store and Other portfolios.

Mortgage Financing

As of December 31, 2020, we had $488.7 million of indebtedness collateralized, secured and outstanding as set forth in Schedule III – Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

As disclosed in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K, we are engaged in certain legal proceedings, and the disclosure set forth in Note 11 relating to legal proceedings is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Mid-America Apartment Communities, Inc.

Market Information

MAA’s common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. On February 15, 2021, there were approximately 2,500 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock.

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP Units can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount.  During the years ended December 31, 2020, 2019 and 2018, we had issuances with no discounts through our DRSPP of 8,259 shares, 16,219 shares and 9,721 shares, respectively.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s OP Units. From time to time, we issue shares of MAA’s common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. As of December 31, 2020, there were 118,431,384 OP Units outstanding in the Operating Partnership, of which 114,373,727 OP Units, or 96.6%, were owned by MAA and 4,057,657 OP Units, or 3.4%, were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of MAA’s common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2020, MAA issued a total of 9,516 shares of common stock upon redemption of OP Units.

At-the-Market Share Offering Program

We have entered into separate distribution agreements with each of J.P. Morgan Securities LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to establish an ATM program allowing MAA to sell shares of its common stock from time to time into the existing market at current market prices or through negotiated transactions. Under the ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. The ATM program currently has a maturity of September 28, 2021. MAA has no obligation to issue shares through the ATM program.  During the year ended December 31, 2019, MAA sold 146,301 shares of common stock for net and gross proceeds of $19.6 million and $19.9 million, respectively, through its ATM program.  During the years ended December 31, 2020 and 2018, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2020, there were 3.9 million shares remaining under the ATM program.

Stock Repurchase Plan

In December 2015, MAA’s Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA’s common stock outstanding at the time of such authorization. From time to time, we may repurchase shares under this authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2020, no shares have been repurchased under the authorization.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2020 - October 31, 2020	—	$—	—	4,000,000
November 1, 2020 - November 30, 2020	—	$—	—	4,000,000
December 1, 2020 - December 31, 2020	—	$—	—	4,000,000
Total	—		—	4,000,000
(1)	This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2015 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index.  The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020
Mid-America Apartment Communities, Inc.	$100.00	$111.59	$118.59	$117.35	$167.23	$166.10
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
FTSE NAREIT Equity REIT Index	100.00	102.84	108.54	111.60	141.50	118.29

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.6% interest as of December 31, 2020. MAA conducts all of its business through the Operating Partnership and its various subsidiaries.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2020, we owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had eight development communities under construction. In addition, as of December 31, 2020, 32 of our apartment communities included retail components. Our apartment communities were located across 16 states and the District of Columbia as of December 31, 2020.

We report in two segments, Same Store and Non-Same Store and Other.  Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities undergoing extensive renovations, communities identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities.  Additional information regarding the composition of our segments is included in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2020, net income available for MAA common shareholders was $251.3 million as compared to $350.1 million for the year ended December 31, 2019.  Results for the year ended December 31, 2020 included $2.6 million of non-cash income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $1.0 million of gains related to the sale of real estate assets.  Results for the year ended December 31, 2019 included $17.9 million of non-cash income related to the embedded derivative in the MAA Series I preferred shares and $93.0 million of gains related to the sale of real estate assets.  Revenues for the year ended December 31, 2020 increased 2.3% as compared to the year ended December 31, 2019, driven by a 2.5% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2020 increased by 4.5% as compared to the year ended December 31, 2019, driven by a 4.9% increase in our Same Store segment. The drivers of these changes are discussed below in the “Results of Operations” section.

COVID-19 Developments

We believe the best way we can help our residents is to work with those who have lost wages or compensation due to the COVID-19 pandemic so that they can remain in their homes. During 2020, we supported our impacted residents in need of assistance by:

•	Providing interest-free rent deferral (assisting over 8,000 households);
•	Waiving late payment fees;
•	Waiving lease termination fees; and
•	Posting local and governmental assistance programs and resources on our website.

Our on-site leasing offices have remained open throughout the COVID-19 pandemic while adhering to orders and directives issued by state and local governments.  Since May 2020, we have conducted normal operations at our on-site leasing offices, permitting public access and walk-in traffic, subject to social distancing restrictions. Further, since May 2020, property amenities have been open as permitted by governmental orders, directives and guidelines.

We have supported our associates with enhanced leave and sick time policies, enhanced flextime arrangements and additional COVID-19 paid time off, among other benefits. We continue to monitor and comply with the various federal, state and local laws, orders and directives issued in response to the COVID-19 pandemic that affect apartment owners and operators.

Trends

During the year ended December 31, 2020, revenue growth for our Same Store portfolio continued to be favorably impacted by in-place rents and the contribution of average effective rent per unit growth. The average effective rent per unit for our Same Store portfolio continued to increase from the prior year, up 2.6% for the year ended December 31, 2020 as compared to the year ended December 31, 2019.  This growth was partially offset by a slightly lower average physical occupancy for our Same Store portfolio of 95.6%, as compared to the average physical occupancy of 95.9% achieved during the more normal operating conditions for the year ended December 31, 2019.  Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.  Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will perform well in “up” cycles as well as better weather “down” cycles. Through our investment in 36 defined markets, we are diversified across markets, urban and suburban submarkets and a variety of product types and monthly rent price points.

The COVID-19 pandemic continues to disrupt the United States economy and we cannot predict when a full economic recovery will occur. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth.  Government restrictions implemented in response to the pandemic continue to drive high unemployment and limit the number of people looking to change their current living situation.  While our rent collections during the second half of the year ended December 31, 2020 increased as compared to the rent collections during the initial stages of the pandemic, for the full year, collections were lower than the year ended December 31, 2019.  The current environment could contribute to lower than normal rent collections in 2021 and continue to suppress demand for apartments, likely driving rent growth on new leases and renewals lower than it would be in a more normal economic environment. Current elevated supply levels could further affect rent growth for our portfolio, particularly for apartment communities located in urban submarkets.  Properties in suburban submarkets continue to be somewhat less impacted by supply, primarily because new development has been less prevalent in those submarkets.

Markets throughout the country have been impacted differently by the pandemic.  The individual market economies continue to be at various stages of reopening and we expect them to stay this way for some period. Further, as new COVID-19 infections continue to occur in most areas of the country, including the markets where we operate, we are unable to predict if economies will continue to remain open or if they will be disrupted again in the near future.  As we move through this uncertain time, we believe that our portfolio strategy of maintaining a diversity of markets, submarkets, product types and price points will serve the company better in this environment than a more concentrated portfolio profile.

Our focus during this challenging time has been on working with residents who have been financially impacted by the pandemic on rent payment flexibility. At a portfolio level, we have focused on using our pricing system to maintain strong occupancy. As noted above, average physical occupancy for our Same Store portfolio for the year ended December 31, 2020 was 95.6%, which we believe positions us well to manage through the current environment and as we continue through the typically slower winter leasing season.

While access to the financial markets was initially disrupted by the COVID-19 pandemic, access has returned, particularly for high credit borrowers.  With our successful bond issuance in the third quarter of 2020, we demonstrated our ability to efficiently raise capital through the debt market and believe we could do the same in the equity market as necessary. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance our limited near-term maturing debt.

Results of Operations

For the year ended December 31, 2020, we achieved net income available for MAA common shareholders of $251.3 million, a 28.2% decrease as compared to the year ended December 31, 2019, and total revenue growth of $37.0 million, representing a 2.3% increase in property revenues as compared to the year ended December 31, 2019.  The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the year ended December 31, 2020, as compared to the year ended December 31, 2019.  A discussion of the results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, which is available free of charge on the SEC’s website at www.sec.gov and on our website at https://www.maac.com, on the “For Investors” page under “Filings and Financials—Annual Reports”.

Property Revenues

The following table reflects our property revenues by segment for the years ended December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019	Increase (Decrease)	% Change
Same Store	$1,577,451	$1,538,275	$39,176	2.5%
Non-Same Store and Other	100,533	102,742	(2,209)	(2.2)%
Total	$1,677,984	$1,641,017	$36,967	2.3%

The increase in property revenues for our Same Store segment for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was the primary driver of total property revenue growth.  The Same Store segment generated a 2.5% increase in revenues for the year ended December 31, 2020, primarily a result of average effective rent per unit growth of 2.6% as compared to the year ended December 31, 2019.  The rollout of the new high-speed bulk cable internet package contributed 0.6% in Same Store segment revenue growth. The decrease in property revenues from the Non-Same Store and Other segment for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily resulted from decreased revenues from the disposition of five multifamily properties located in the Little Rock, Arkansas market during the fourth quarter of 2019, which marked our exit from that particular market. These decreases were partially offset by increased revenues from recently completed development properties.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the years ended December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019	Increase (Decrease)	% Change
Same Store	$598,121	$570,085	$28,036	4.9%
Non-Same Store and Other	42,350	42,760	(410)	(1.0)%
Total	$640,471	$612,845	$27,626	4.5%

The increase in property operating expenses for our Same Store segment for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily driven by increases in real estate tax expense of $9.8 million, utilities expense of $5.4 million, insurance expense of $4.9 million and marketing expense of $3.5 million. The rollout of the new high-speed bulk cable internet package contributed 0.4% in expense growth for the Same Store segment and is reflected in the increase in utilities expense.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2020 was $510.8 million, an increase of $14.0 million as compared to the year ended December 31, 2019.  The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities made in the normal course of business during the year ended December 31, 2020.

Other Income and Expenses

Property management expenses for the year ended December 31, 2020 were $52.3 million, a decrease of $2.7 million as compared to the year ended December 31, 2019. General and administrative expenses for the year ended December 31, 2020 were $46.9 million, an increase of $3.0 million as compared to the year ended December 31, 2019.

Interest expense for the year ended December 31, 2020 was $167.6 million, a decrease of $12.3 million as compared to the year ended December 31, 2019. The decrease was primarily due to a decrease of 12 basis points in our effective interest rate, an increase in capitalized interest and a decrease in average daily debt outstanding during the year ended December 31, 2020 as compared to the year ended December 31, 2019.  The decrease in our effective interest rate was primarily due to debt retirements during the year ended December 31, 2020, which were retired with proceeds from unsecured debt issuances with lower effective interest rates over the same period.  The increase in the capitalized interest expense was due to an increase in the number of development projects.

We did not dispose of any apartment communities during the year ended December 31, 2020.  For the year ended December 31, 2019, we disposed of five apartment communities, resulting in gains on sale of depreciable real estate assets of $81.0 million.  During the year ended December 31, 2020, we disposed of one land parcel resulting in a gain on sale of non-depreciable real estate assets of $1.0 million.  During the year ended December 31, 2019, we disposed of four land parcels resulting in gains on sale of non-depreciable real estate assets of $12.0 million.

Other non-operating income for the year ended December 31, 2020 was $4.9 million of income, as compared to $23.0 million of income for the year ended December 31, 2019.  The decrease was primarily driven by the recognition of $2.6 million of non-cash income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares during the year ended December 31, 2020, compared to the recognition of $17.9 million of non-cash income related to the adjustment of the embedded derivative during the year ended December 31, 2019. During the year ended December 31, 2020, we also recognized $5.6 million of non-cash income relating to an unconsolidated limited partnership and $3.5 million of COVID-19 related expenses in other non-operating income compared to $3.9 million of non-cash income relating to an unconsolidated limited partnership during the year ended December 31, 2019. Our COVID-19 related expenses consisted primarily of cleaning supplies, contract labor and COVID-19 related leave.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations, such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares, gain or loss on sale of non-depreciable assets, adjustments for gains or losses from unconsolidated limited partnerships, net casualty gain or loss, gain or loss on debt extinguishment, non-routine legal costs and settlements, COVID-19 related costs and mark-to-market debt adjustments. While our definition of Core FFO may be similar to others in the industry, our methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income available for MAA common shareholders as an indicator of operating performance. We believe that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the years ended December 31, 2020 and 2019, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Year ended December 31,
	2020	2019
Net income available for MAA common shareholders	$251,274	$350,123
Depreciation and amortization of real estate assets	504,364	490,632
Gain on sale of depreciable real estate assets	(9)	(80,988)
Depreciation and amortization of real estate assets of real estate joint venture	612	618
Net income attributable to noncontrolling interests	9,053	12,807
FFO attributable to the Company	765,294	773,192
Income from embedded derivative in preferred shares (1)	(2,562)	(17,886)
Gain on sale of non-depreciable real estate assets	(1,024)	(12,047)
Gain from unconsolidated limited partnerships, net of tax (1)(2)	(4,757)	(2,954)
Net casualty loss (gain) and other settlement proceeds (1)	484	(3,390)
Loss on debt extinguishment (1)	344	253
Non-routine legal costs and settlements (1)	(38)	2,276
COVID-19 related costs (1)(3)	3,536	—
Mark-to-market debt adjustments (4)	75	(256)
Core FFO	$761,352	$739,188
(1)	Included in “Other non-operating income” in the Consolidated Statements of Operations.
(2)

For the year ended December 31, 2020, $5.6 million of gains from unconsolidated limited partnerships are offset by $0.8 million of income tax expense.  For the year ended December 31, 2019, $3.9 million of gains from unconsolidated limited partnerships are offset by $0.9 million of income tax expense.

(3)	Non-recurring additional costs resulting from the COVID-19 pandemic, consisting primarily of additional cleaning supplies, contract labor and COVID-19 related leave.
(4)	Included in “Interest expense” in the Consolidated Statements of Operations.

Core FFO for the year ended December 31, 2020 was $761.4 million, an increase of $22.2 million as compared to the year ended December 31, 2019, primarily as a result of an increase in property revenues of $37.0 million and decreases in interest expense of $12.3 million and property management expenses of $2.7 million.  The increases to Core FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $27.6 million and general and administrative expenses of $3.0 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $823.9 million for the year ended December 31, 2020 as compared to $781.4 million for the year ended December 31, 2019.  The increase in operating cash flows was primarily driven by our operating performance.

Investing Activities

Net cash used in investing activities was $484.7 million for the year ended December 31, 2020 as compared to $238.3 million for the year ended December 31, 2019.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		Increase (Decrease)
	2020	2019	in Net Cash
Purchases of real estate and other assets	$(56,965)	$(105,106)	$48,141
Capital improvements, development and other	(426,941)	(303,097)	(123,844)
Proceeds from disposition of real estate assets	4,175	174,814	(170,639)

The decrease in cash outflows for purchases of real estate and other assets was driven by the acquisition activity during the year ended December 31, 2020 as compared to the year ended December 31, 2019.  The increase in cash outflows for capital improvements, development and other was primarily driven by increased development capital spend as well as increased capital spend on our interior redevelopment program, Smart Home technology initiative and our amenity and common area upgrade program during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in cash inflows related to proceeds from disposition of real estate assets was primarily due to the sale of one land parcel during the year ended December 31, 2020, as compared to the sale of five apartment communities and four land parcels during the year ended December 31, 2019.  No apartment communities were sold during the year ended December 31, 2020.

Financing Activities

Net cash used in financing activities was $374.1 million for the year ended December 31, 2020 as compared to $524.3 million for the year ended December 31, 2019.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		Increase (Decrease)
	2020	2019	in Net Cash
Net change in revolving credit facility	$—	$(540,000)	$540,000
Net change in commercial paper	102,000	70,000	32,000
Proceeds from notes payable	447,593	1,059,289	(611,696)
Principal payments on notes payable	(441,108)	(657,619)	216,511
Dividends paid on common shares	(457,355)	(437,743)	(19,612)

The decrease in cash outflows related to the net change in revolving credit facility resulted from no net borrowings during the year ended December 31, 2020 as compared to the decrease in net borrowings of $540.0 million during the year ended December 31, 2019.  The increase in cash inflows related to the net change in commercial paper resulted from the increase in net borrowings of $102.0 million on our commercial paper program during the year ended December 31, 2020 as compared to the increase in net borrowings of $70.0 million on our commercial paper program during the year ended December 31, 2019. The decrease in cash inflows related to proceeds from notes payable primarily resulted from the issuance of $450.0 million of senior notes during the year ended December 31, 2020, as compared to the issuance of $850.0 million of senior notes and $191.3 million of property mortgages during the year ended December 31, 2019. The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of a $300.0 million term loan and $135.7 million of property mortgages during the year ended December 31, 2020, as compared to the retirement of $600.0 million in term loans, a $20.0 million tranche of senior notes and $30.4 million of property mortgages during the year ended December 31, 2019.  The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $4.00 per share during the year ended December 31, 2020 as compared to the dividend rate of $3.84 per share during the year ended December 31, 2019.

Equity

As of December 31, 2020, MAA owned 114,373,727 OP Units, comprising a 96.6% limited partnership interest in MAALP, while the remaining 4,057,657 outstanding OP Units were held by limited partners of MAALP other than MAA.  Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.  MAA has registered under the Securities Act 4,057,657 shares of its common stock that, as of December 31, 2020, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

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

During the year ended December 31, 2020, MAA did not sell any shares of common stock under its ATM program.  During the year ended December 31, 2019, MAA sold 146,301 shares of common stock for net and gross proceeds of $19.6 million and $19.9 million, respectively, through its ATM program. As of December 31, 2020, 3.9 million shares remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Debt

The following schedule reflects our fixed and variable rate debt outstanding as of December 31, 2020 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$3,922,000	6.1	3.6%
Variable rate commercial paper	172,000	0.1	0.3%
Debt issuance costs, discounts, premiums and fair market value adjustments	(16,627)
Total unsecured debt	$4,077,373	5.9	3.5%
Secured debt
Fixed rate property mortgages	$488,709	21.0	4.6%
Debt issuance costs and fair market value adjustments	(3,370)
Total secured debt	$485,339	21.0	4.6%
Total debt	$4,562,712	7.4	3.6%
Total fixed rate debt	$4,390,712	7.7	3.7%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of December 31, 2020 (dollars in thousands):

	Revolving Credit Facility & Commercial Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Other Unsecured	Secured	Total
2021	$172,000	$—	$72,724	$118,781	$363,505
2022	—	249,276	116,868	—	366,144
2023	—	348,160	12,232	—	360,392
2024	—	397,212	19,960	—	417,172
2025	—	396,223	—	6,795	403,018
2026	—	—	—	—	—
2027	—	594,980	—	—	594,980
2028	—	395,478	—	—	395,478
2029	—	561,748	—	—	561,748
2030	—	296,850	—	—	296,850
Thereafter	—	443,662	—	359,763	803,425
Total	$172,000	$3,683,589	$221,784	$485,339	$4,562,712

(1)

The $172.0 million maturing in 2021 reflects the principal outstanding on MAALP’s unsecured commercial paper program as of December 31, 2020.  Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $500.0 million.  For the year ended December 31, 2020, average daily borrowings outstanding under the commercial paper program were $87.0 million.

(2)

There were no borrowings outstanding under MAALP’s $1.0 billion unsecured revolving credit facility as of December 31, 2020.  The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of December 31, 2020 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2021	$191,505	5.2%
2022	366,144	3.6%
2023	360,392	4.2%
2024	417,172	4.0%
2025	403,018	4.2%
2026	—	—
2027	594,980	3.7%
2028	395,478	4.2%
2029	561,748	3.7%
2030	296,850	3.1%
Thereafter	803,425	3.0%
Total	$4,390,712	3.7%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, MAALP closed on a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which we refer to as the Credit Facility.  The Credit Facility replaced our previous unsecured revolving credit facility and includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid.  The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of December 31, 2020, there was no outstanding balance under the Credit Facility, while $3.4 million of capacity was used to support outstanding letters of credit. The Credit Facility serves as our primary source of short-term liquidity.

In May 2019, MAALP established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of December 31, 2020, there was $172.0 million outstanding under the commercial paper program.

Unsecured Senior Notes

As of December 31, 2020, we had $3.7 billion of publicly issued unsecured senior notes and $222.0 million of privately placed unsecured senior notes outstanding.

In August 2020, MAALP publicly issued $450.0 million in aggregate principal amount of unsecured senior notes, maturing February 2031 with a coupon rate of 1.700% per annum, paid semi-annually on February 15 and August 15 of each year.

Unsecured Term Loan

In August 2020, we retired a $300.0 million unsecured term loan with a syndicate of banks led by Wells Fargo due in March 2022.

Secured Property Mortgages

We maintain secured property mortgages with various life insurance companies.  These mortgages are usually fixed rate and can range from five to 30 years in maturity.  As of December 31, 2020, we had $488.7 million of secured property mortgages.  In July 2020, we retired $63.6 million of mortgages associated with three apartment communities at maturity and $72.2 million of mortgages associated with four apartment communities prior to their October 2020 maturities.

For more information regarding our debt capital resources, see Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2020, which consist of principal and interest on our long-term debt as well as operating leases (dollars in thousands):

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt obligations (1)	$364,903	$368,401	$363,731	$421,566	$400,815	$2,663,293	$4,582,709
Fixed rate interest	158,172	152,191	137,739	115,890	106,146	590,543	1,260,681
Variable rate interest (2)	10	—	—	—	—	—	10
Operating lease obligations (3)	2,863	2,894	2,885	2,862	2,872	62,913	77,289
Total	$525,948	$523,486	$504,355	$540,318	$509,833	$3,316,749	$5,920,689

(1)	Represents principal payments gross of discounts, premiums, debt issuance costs and fair market value adjustments of debt assumed.
(2)	Interest obligations on variable rate debt instruments represent prepaid interest under the commercial paper program that is to be recognized as expense in 2021.
(3)	Primarily comprised of a ground lease underlying one apartment community we own and the lease of our corporate headquarters.

We have commitments, which are not reflected in the table above, to make additional capital contributions to two technology focused limited partnerships in which we hold equity interests.  The capital contributions may be called by the general partners at any time until February 2025 after giving appropriate notice. As of December 31, 2020, we had committed to make additional capital contributions totaling up to $19.2 million if and when called by the general partners of the limited partnerships and until February 2025.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had an ownership interest in a limited liability company that owns one apartment community comprised of 269 units, located in Washington, D.C. We also had ownership interests in two technology focused limited partnerships as of December 31, 2020. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of December 31, 2020 and 2019, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases.  The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

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

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors.  Long-lived assets, such as real estate assets, equipment, right-of-use lease assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which is estimated by analyzing historical cash flows of the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Management calculates the fair value of an asset by dividing projected cash flows based on historical operating cash flows by a market capitalization rate.  Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets.  No material impairment losses were recognized during the years ended December 31, 2020 and 2019.

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

For more information regarding our significant accounting policies, including a brief description of recent accounting pronouncements that could have a material impact on our financial statements, see Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2020, 23.3% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of December 31, 2020, 96.2% of our outstanding debt was subject to fixed rates.  We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect as of December 31, 2020 (dollars in thousands).

Long-term debt	2021	2022	2023	2024	2025	Total Thereafter	Total	Fair Value Liability
Fixed rate	$192,903	$368,401	$363,731	$421,566	$400,815	$2,663,293	$4,410,709	$4,885,909
Average interest rate	5.2%	3.6%	4.2%	4.0%	4.2%	3.5%	3.7%
Variable rate	$172,000	$—	$—	$—	$—	$—	$172,000	$172,000
Average interest rate	0.3%	—%	—%	—%	—%	—%	0.3%

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and related financial information required to be filed are set forth on pages F-1 to F-40 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a)  Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

MAA’s management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA’s internal control over financial reporting as of December 31, 2020 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA’s management concluded that MAA’s internal control over financial reporting was effective as of December 31, 2020.

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

(c)   Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a)  Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15.  Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2020.  An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c)   Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in MAA’s 2021 Proxy Statement in the sections entitled “Current Board Composition”, “Director Nominees for Election” and “Executive Officers of the Registrant” is incorporated herein by reference in response to this Item 10.

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, including the CEO, CFO and principal accounting officer, which can be found on our website at https://www.maac.com, on the “For Investors” page in the “Corporate Documents” section under “Overview—Corporate Governance”. We will provide a copy of this document to any person, without charge, upon request, by writing to the Legal Department at MAA, 6815 Poplar Avenue, Suite 500, Germantown, Tennessee 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at the address and the locations specified above.  Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained in MAA’s 2021 Proxy Statement in the sections entitled “Executive Compensation Tables”, “Director Compensation Table”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in MAA’s 2021 Proxy Statement in the sections entitled “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in MAA’s 2021 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Indebtedness of Management” is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accounting Fees and Services.

The information contained in MAA’s 2021 Proxy Statement in the section entitled “Audit and Non-Audit Fees” is incorporated herein by reference in response to this Item 14.

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

4.5

Second Supplemental Indenture, dated as of June 13, 2014, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 3.7500% Senior Notes due 2024 (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2014 and incorporated herein by reference).

4.6

Third Supplemental Indenture, dated as of November 9, 2015, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 4.000% Senior Notes due 2025 (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2015 and incorporated herein by reference).

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

4.15

Fifth Supplemental Indenture, dated as of August 12, 2020, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 12, 2020 and incorporated herein by reference).

4.16	Description of Securities (Filed as Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2020 and incorporated herein by reference).

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

10.4

Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (filed as Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

10.5

Distribution Agreement, dated as of December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and BMO Capital Markets Corp. (Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.6

Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and BMO Capital Markets Corp. (filed as Exhibit 1.5 to the Registrant’s Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

10.7

Distribution Agreement, dated as of December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and KeyBanc Capital Markets Inc. (Filed as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.8

Amendment No. 1 to Distribution Agreement, dated September 28, 2018, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and KeyBanc Capital Markets Inc. (filed as Exhibit 1.6 to the Registrant’s Current Report on Form 8-K filed on September 28, 2018, and incorporated herein by reference).

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

101

The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.’s Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on February 18, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2020.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 18, 2021	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 18, 2021	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 18, 2021	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 18, 2021	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 18, 2021	/s/ Russell R. French
Russell R. French Director

Date:	February 18, 2021	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 18, 2021	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 18, 2021	/s/ Toni Jennings
Toni Jennings Director

Date:	February 18, 2021	/s/ James K. Lowder
James K. Lowder Director

Date:	February 18, 2021	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 18, 2021	/s/ Monica McGurk
Monica McGurk Director

Date:	February 18, 2021	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 18, 2021	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 18, 2021	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 18, 2021	/s/ Gary Shorb
Gary Shorb Director

Date:	February 18, 2021	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 18, 2021	/s/ H. Eric Bolton, Jr.
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

Date:	February 18, 2021	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 18, 2021	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 18, 2021	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 18, 2021	/s/ Russell R. French
Russell R. French Director

Date:	February 18, 2021	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 18, 2021	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 18, 2021	/s/ Toni Jennings
Toni Jennings Director

Date:	February 18, 2021	/s/ James K. Lowder
James K. Lowder Director

Date:	February 18, 2021	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 18, 2021	/s/ Monica McGurk
Monica McGurk Director

Date:	February 18, 2021	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 18, 2021	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 18, 2021	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 18, 2021	/s/ Gary Shorb
Gary Shorb Director

Date:	February 18, 2021	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Loss Contingencies
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, two separate class action lawsuits were filed against the Company in 2016 and 2017. The lawsuits both relate to purported violations of a late-fee statute in the state of Texas. In 2018, the plaintiffs’ motions for partial summary judgment and class certification were granted. The Company appealed the class certification to the Fifth Circuit Court of Appeals. Given the class certification and summary judgment ruling, management estimates that the Company’s maximum exposure in the lawsuits is $63.0 million.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the evaluation of the class action lawsuits, including controls related to the Company’s assessment and measurement of its estimate of maximum exposure. For example, we tested controls over management’s review and approval of the legal reserves and related disclosures.

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

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 8 to the consolidated financial statements, the Series I Preferred Stock shares (“preferred shares”) include a redemption feature which represents an embedded call option exercisable at the Company’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred shares to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2020, the fair value of the Company’s embedded derivative asset was $39.0 million.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Memphis, Tennessee

February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Loss Contingencies
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, two separate class action lawsuits were filed against Mid-America Apartment Communities, Inc. (MAA) and the Operating Partnership in 2016 and 2017. The lawsuits both relate to purported violations of a late-fee statute in the state of Texas. In 2018, the plaintiffs’ motions for partial summary judgment and class certification were granted. MAA and the Operating Partnership appealed the class certification to the Fifth Circuit Court of Appeals. Given the class certification and summary judgment ruling, management estimates that MAA’s and the Operating Partnership’s maximum exposure in the lawsuits is $63.0 million.

Auditing management’s evaluation of an accrual for, and disclosure of, loss contingencies related to the class action lawsuits was especially challenging because management’s evaluation of the likelihood and amount of loss and range of potential loss is highly subjective and requires significant judgment. In particular, management’s evaluation considers, among other factors, the nature of the claim, the asserted or possible damages, the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisors, MAA’s and the Operating Partnership’s experience in similar matters, the facts available at the time of the assessment, and how MAA and the Operating Partnership intends to respond, or has responded, to the claim, which involves a series of complex judgments about future events.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the evaluation of the class action lawsuits, including controls related to the Operating Partnership’s assessment and measurement of its estimate of maximum exposure. For example, we tested controls over management’s review and approval of the legal reserves and related disclosures.

To test the Operating Partnership’s assessment of the probability of incurrence of a loss and whether the loss was reasonably estimable, our audit procedures included, among others, reading summaries of the proceedings and related lawsuit correspondence, requesting and receiving written responses to our inquiries of internal and external legal counsel and meeting with internal and external legal counsel to discuss developments related to the legal matters and case progression.  To test the measurement of management’s estimate of maximum exposure, among other procedures, we evaluated the method of measuring the maximum exposure and related assumptions, tested the accuracy and completeness of the data, and reviewed correspondence received from internal and external counsel used to determine the estimate of maximum exposure that was disclosed.

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 9 to the consolidated financial statements, the MAALP Series I Preferred Units (“preferred units”) have the same characteristics as the MAA Series I Preferred Stock shares (“preferred shares”), and thus include a redemption feature which represents an embedded call option exercisable at the Operating Partnership’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred units to the value of the preferred units assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2020, the fair value of the Operating Partnership’s embedded derivative asset was $39.0 million.

Auditing the Operating Partnership’s valuation of this bifurcated embedded derivative was challenging as the Operating Partnership uses a complex valuation methodology that incorporates various inputs, including trading data available on the respective MAA preferred shares, treasury rates and coupon yields on preferred stock issuances from REITs with similar credit ratings, and includes significant assumptions about economic and market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Operating Partnership’s controls over the risks of material misstatement relating to the valuation of the bifurcated embedded derivative asset. For example, we tested controls over management’s review of the valuation model and the underlying inputs and assumptions noted above.

To test the valuation of the embedded derivative asset, our audit procedures included, among others, assessing the methodology used in the valuation model and testing the significant assumptions discussed above. For example, we evaluated management’s assumptions by comparing the coupon rate that was used to discount future dividend payments from the preferred units to observable market data. We also assessed the completeness and accuracy of the underlying data used by the Operating Partnership in its valuation. In addition, we involved our valuation specialists to assist in our evaluation of the methodology used by the Operating Partnership and the underlying inputs and assumptions noted above.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2012.

Memphis, Tennessee

February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 18, 2021

Mid-America Apartment Communities, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Real estate assets:
Land	$1,929,181	$1,905,757
Buildings and improvements and other	12,065,244	11,841,978
Development and capital improvements in progress	283,477	116,424
	14,277,902	13,864,159
Less: Accumulated depreciation	(3,415,105)	(2,955,253)
	10,862,797	10,908,906
Undeveloped land	60,993	34,548
Investment in real estate joint venture	43,325	43,674
Real estate assets, net	10,967,115	10,987,128

Cash and cash equivalents	25,198	20,476
Restricted cash	10,417	50,065
Other assets	192,061	172,781
Total assets	$11,194,791	$11,230,450

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,077,373	$3,828,201
Secured notes payable	485,339	626,397
Accrued expenses and other liabilities	528,274	472,262
Total liabilities	5,090,986	4,926,860

Redeemable common stock	15,397	14,131

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 114,373,727 and 114,246,393 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively (1)	1,141	1,140
Additional paid-in capital	7,176,793	7,166,073
Accumulated distributions in excess of net income	(1,294,182)	(1,085,479)
Accumulated other comprehensive loss	(12,128)	(13,178)
Total MAA shareholders’ equity	5,871,633	6,068,565
Noncontrolling interests - Operating Partnership units	206,927	214,647
Total Company’s shareholders’ equity	6,078,560	6,283,212
Noncontrolling interests - consolidated real estate entities	9,848	6,247
Total equity	6,088,408	6,289,459
Total liabilities and equity	$11,194,791	$11,230,450

(1)

Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 are 121,534 and 107,162 shares, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Operations

Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except per share data)

	2020	2019	2018
Revenues:
Rental and other property revenues	$1,677,984	$1,641,017	$1,571,346
Expenses:
Operating expenses, excluding real estate taxes and insurance	387,966	377,453	371,095
Real estate taxes and insurance	252,505	235,392	223,493
Depreciation and amortization	510,842	496,843	489,759
Total property operating expenses	1,151,313	1,109,688	1,084,347
Property management expenses	52,300	55,011	47,633
General and administrative expenses	46,858	43,845	38,855
Merger and integration related expenses	—	—	9,112
Interest expense	167,562	179,847	173,594
(Gain) loss on sale of depreciable real estate assets	(9)	(80,988)	39
Gain on sale of non-depreciable real estate assets	(1,024)	(12,047)	(4,532)
Other non-operating income	(4,857)	(22,999)	(9,503)
Income before income tax expense	265,841	368,660	231,801
Income tax expense	(3,327)	(3,696)	(2,611)
Income from continuing operations before real estate joint venture activity	262,514	364,964	229,190
Income from real estate joint venture	1,501	1,654	1,832
Net income	264,015	366,618	231,022
Net income attributable to noncontrolling interests	9,053	12,807	8,123
Net income available for shareholders	254,962	353,811	222,899
Dividends to MAA Series I preferred shareholders	3,688	3,688	3,688
Net income available for MAA common shareholders	$251,274	$350,123	$219,211

Earnings per common share - basic:
Net income available for MAA common shareholders	$2.20	$3.07	$1.93

Earnings per common share - diluted:
Net income available for MAA common shareholders	$2.19	$3.07	$1.93

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Net income	$264,015	$366,618	$231,022
Other comprehensive income (loss):
Unrealized loss from derivative instruments	—	(11,676)	(751)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	1,088	(1,747)	(1,938)
Total comprehensive income	265,103	353,195	228,333
Less: Comprehensive income attributable to noncontrolling interests	(9,091)	(12,350)	(8,036)
Comprehensive income attributable to MAA	$256,012	$340,845	$220,297

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Equity

Years ended December 31, 2020, 2019 and 2018

(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders								Noncontrolling
	Preferred Stock		Common Stock		Additional	Accumulated Distributions	Accumulated Other	Noncontrolling Interests -	Interests - Consolidated		Redeemable
	Shares	Amount	Shares	Amount	Paid-In Capital	in Excess of Net Income	Comprehensive (Loss) Income	Operating Partnership	Real Estate Entities	Total Equity	Common Stock
EQUITY BALANCE DECEMBER 31, 2017	868	$9	113,540	$1,134	$7,121,112	$(784,500)	$2,157	$231,676	$2,306	$6,573,894	$10,408
Net income	—	—	—	—	—	222,899	—	8,123	—	231,022	—
Other comprehensive loss - derivative instruments	—	—	—	—	—	—	(2,602)	(87)	—	(2,689)	—
Issuance and registration of common shares	—	—	142	1	(264)	—	—	—	—	(263)	1,482
Shares repurchased and retired	—	—	(34)	—	(2,921)	—	—	—	—	(2,921)	—
Exercise of stock options	—	—	18	—	916	—	—	—	—	916	—
Shares issued in exchange for common units	—	—	80	1	4,443	—	—	(4,444)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	1,915	—	—	—	—	1,915	(1,915)
Redeemable stock fair market value adjustment	—	—	—	—	—	561	—	—	—	561	(561)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	66	—	—	(66)	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	—	—	—	—	(233)	233	—	—	—	—
Amortization of unearned compensation	—	—	—	—	12,903	—	—	—	—	12,903	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($3.7275 per share)	—	—	—	—	—	(424,302)	—	—	—	(424,302)	—
Dividends on noncontrolling interests units ($3.7275 per unit)	—	—	—	—	—	—	—	(15,159)	—	(15,159)	—
EQUITY BALANCE DECEMBER 31, 2018	868	$9	113,746	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189	$9,414
Net income	—	—	—	—	—	353,811	—	12,671	136	366,618	—
Other comprehensive loss - derivative instruments	—	—	—	—	—	—	(12,966)	(457)	—	(13,423)	—
Issuance and registration of common shares	—	—	338	4	20,496	—	—	—	—	20,500	1,651
Shares repurchased and retired	—	—	(37)	—	(3,724)	—	—	—	—	(3,724)	—
Exercise of stock options	—	—	48	—	2,881	—	—	—	—	2,881	—
Shares issued in exchange for common units	—	—	44	—	2,366	—	—	(2,366)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	575	—	—	—	—	575	(575)
Redeemable stock fair market value adjustment	—	—	—	—	—	(3,641)	—	—	—	(3,641)	3,641
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(816)	—	—	816	—	—	—
Amortization of unearned compensation	—	—	—	—	14,684	—	—	—	—	14,684	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($3.8800 per share)	—	—	—	—	—	(442,698)	—	—	—	(442,698)	—
Dividends on noncontrolling interests units ($3.8800 per unit)	—	—	—	—	—	—	—	(16,060)	—	(16,060)	—
Acquisition of noncontrolling interest	—	—	—	—	(8,559)	—	—	—	(2,321)	(10,880)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	6,126	6,126	—
EQUITY BALANCE DECEMBER 31, 2019	868	$9	114,139	$1,140	$7,166,073	$(1,085,479)	$(13,178)	$214,647	$6,247	$6,289,459	$14,131
Net income	—	—	—	—	—	254,962	—	9,053	—	264,015	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,050	38	—	1,088	—
Issuance and registration of common shares	—	—	157	1	(209)	—	—	—	—	(208)	1,629
Shares repurchased and retired	—	—	(55)	—	(5,657)	—	—	—	—	(5,657)	—
Exercise of stock options	—	—	1	—	71	—	—	—	—	71	—
Shares issued in exchange for common units	—	—	10	—	502	—	—	(502)	—	—	—
Redeemable stock fair market value adjustment	—	—	—	—	—	363	—	—	—	363	(363)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(25)	—	—	25	—	—	—
Amortization of unearned compensation	—	—	—	—	16,038	—	—	—	—	16,038	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.0250 per share)	—	—	—	—	—	(460,340)	—	—	—	(460,340)	—
Dividends on noncontrolling interests units ($4.0250 per unit)	—	—	—	—	—	—	—	(16,334)	—	(16,334)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	3,601	3,601	—
EQUITY BALANCE DECEMBER 31, 2020	868	$9	114,252	$1,141	$7,176,793	$(1,294,182)	$(12,128)	$206,927	$9,848	$6,088,408	$15,397

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$264,015	$366,618	$231,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511,678	497,790	490,995
(Gain) loss on sale of depreciable real estate assets	(9)	(80,988)	39
Gain on sale of non-depreciable real estate assets	(1,024)	(12,047)	(4,532)
(Gain) loss on embedded derivative in preferred shares	(2,562)	(17,886)	2,576
Stock compensation expense	14,329	13,654	12,444
Amortization of debt issuance costs, discounts and premiums	4,960	5,778	(4,990)
Net change in operating accounts and other operating activities	32,562	8,501	6,738
Net cash provided by operating activities	823,949	781,420	734,292

Cash flows from investing activities:
Purchases of real estate and other assets	(56,965)	(105,106)	(129,487)
Capital improvements, development and other	(426,941)	(303,097)	(254,715)
Distributions from real estate joint ventures	349	507	775
Contributions to affiliates	(5,349)	(5,391)	(2,905)
Proceeds from disposition of real estate assets	4,175	174,814	19,982
Net cash used in investing activities	(484,731)	(238,273)	(366,350)

Cash flows from financing activities:
Proceeds from lines of credit	255,000	565,000	1,540,000
Repayments of lines of credit	(255,000)	(1,105,000)	(1,490,000)
Net proceeds from commercial paper	102,000	70,000	—
Proceeds from notes payable	447,593	1,059,289	869,630
Principal payments on notes payable	(441,108)	(657,619)	(878,610)
Payment of deferred financing costs	(4,217)	(14,274)	(6,060)
Distributions to noncontrolling interests	(16,243)	(15,939)	(15,079)
Dividends paid on common shares	(457,355)	(437,743)	(419,849)
Dividends paid on preferred shares	(3,688)	(3,688)	(3,688)
Net change in other financing activities	(1,126)	15,695	(1,480)
Net cash used in financing activities	(374,144)	(524,279)	(405,136)

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,926)	18,868	(37,194)
Cash, cash equivalents and restricted cash, beginning of period	70,541	51,673	88,867
Cash, cash equivalents and restricted cash, end of period	$35,615	$70,541	$51,673

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,198	$20,476	$34,259
Restricted cash	10,417	50,065	17,414
Total cash, cash equivalents and restricted cash	$35,615	$70,541	$51,673

Supplemental disclosure of cash flow information:
Interest paid	$165,098	$169,743	$184,834
Income taxes paid	2,549	2,546	2,550

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$502	$2,366	$4,443
Accrued construction in progress	19,625	9,298	8,581
Interest capitalized	6,912	2,889	2,047

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Balance Sheets

December 31, 2020 and 2019

(Dollars in thousands, except unit data)

	December 31, 2020	December 31, 2019
Assets
Real estate assets:
Land	$1,929,181	$1,905,757
Buildings and improvements and other	12,065,244	11,841,978
Development and capital improvements in progress	283,477	116,424
	14,277,902	13,864,159
Less: Accumulated depreciation	(3,415,105)	(2,955,253)
	10,862,797	10,908,906
Undeveloped land	60,993	34,548
Investment in real estate joint venture	43,325	43,674
Real estate assets, net	10,967,115	10,987,128

Cash and cash equivalents	25,198	20,476
Restricted cash	10,417	50,065
Other assets	192,061	172,781
Total assets	$11,194,791	$11,230,450

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,077,373	$3,828,201
Secured notes payable	485,339	626,397
Accrued expenses and other liabilities	528,274	472,262
Due to general partner	19	19
Total liabilities	5,091,005	4,926,879

Redeemable common units	15,397	14,131

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of December 31, 2020 and December 31, 2019, respectively	66,840	66,840
General partner, 114,373,727 and 114,246,393 OP Units outstanding as of December 31, 2020 and December 31, 2019, respectively (1)	5,817,270	6,015,290
Limited partners, 4,057,657 and 4,067,174 OP Units outstanding as of December 31, 2020 and December 31, 2019, respectively (1)	206,927	214,647
Accumulated other comprehensive loss	(12,496)	(13,584)
Total operating partners’ capital	6,078,541	6,283,193
Noncontrolling interests - consolidated real estate entities	9,848	6,247
Total equity	6,088,389	6,289,440
Total liabilities and equity	$11,194,791	$11,230,450

(1)

Number of units outstanding represents total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 are 121,534 and 107,162 shares, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Operations

Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except per unit data)

	2020	2019	2018
Revenues:
Rental and other property revenues	$1,677,984	$1,641,017	$1,571,346
Expenses:
Operating expenses, excluding real estate taxes and insurance	387,966	377,453	371,095
Real estate taxes and insurance	252,505	235,392	223,493
Depreciation and amortization	510,842	496,843	489,759
Total property operating expenses	1,151,313	1,109,688	1,084,347
Property management expenses	52,300	55,011	47,633
General and administrative expenses	46,858	43,845	38,855
Merger and integration related expenses	—	—	9,112
Interest expense	167,562	179,847	173,594
(Gain) loss on sale of depreciable real estate assets	(9)	(80,988)	39
Gain on sale of non-depreciable real estate assets	(1,024)	(12,047)	(4,532)
Other non-operating income	(4,857)	(22,999)	(9,503)
Income before income tax expense	265,841	368,660	231,801
Income tax expense	(3,327)	(3,696)	(2,611)
Income from continuing operations before real estate joint venture activity	262,514	364,964	229,190
Income from real estate joint venture	1,501	1,654	1,832
Net income	264,015	366,618	231,022
Net income attributable to noncontrolling interests	—	136	—
Net income available for MAALP unitholders	264,015	366,482	231,022
Distributions to MAALP preferred unitholders	3,688	3,688	3,688
Net income available for MAALP common unitholders	$260,327	$362,794	$227,334

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$2.20	$3.07	$1.93

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$2.20	$3.07	$1.93

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Net income	$264,015	$366,618	$231,022
Other comprehensive income (loss):
Unrealized loss from derivative instruments	—	(11,676)	(751)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	1,088	(1,747)	(1,938)
Total comprehensive income	265,103	353,195	228,333
Less: Comprehensive income attributable to noncontrolling interests	—	(136)	—
Comprehensive income attributable to MAALP	$265,103	$353,059	$228,333

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Changes in Capital

Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive (Loss) Income	Interests - Consolidated Real Estate Entities	Total Partnership Capital	Redeemable Common Units
CAPITAL BALANCE DECEMBER 31, 2017	$231,676	$6,270,758	$66,840	$2,295	$2,306	$6,573,875	$10,408
Net income	8,123	219,211	3,688	—	—	231,022	—
Other comprehensive loss - derivative instruments	—	—	—	(2,689)	—	(2,689)	—
Issuance of units	—	(264)	—	—	—	(264)	1,482
Units repurchased and retired	—	(2,921)	—	—	—	(2,921)	—
Exercise of unit options	—	916	—	—	—	916	—
General partner units issued in exchange for limited partner units	(4,444)	4,444	—	—	—	—	—
Units issued in exchange for redeemable units	—	1,915	—	—	—	1,915	(1,915)
Redeemable units fair market value adjustment	—	561	—	—	—	561	(561)
Adjustment for limited partners’ capital at redemption value	(153)	153	—	—	—	—	—
Cumulative adjustment due to adoption of ASU 2017-12	—	(233)	—	233	—	—	—
Amortization of unearned compensation	—	12,904	—	—	—	12,904	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($3.7275 per unit)	(15,159)	(424,302)	—	—	—	(439,461)	—
CAPITAL BALANCE DECEMBER 31, 2018	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170	$9,414
Net income	12,671	350,123	3,688	—	136	366,618	—
Other comprehensive loss - derivative instruments	—	—	—	(13,423)	—	(13,423)	—
Issuance of units	—	20,500	—	—	—	20,500	1,651
Units repurchased and retired	—	(3,724)	—	—	—	(3,724)	—
Exercise of unit options	—	2,881	—	—	—	2,881	—
General partner units issued in exchange for limited partner units	(2,366)	2,366	—	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575	(575)
Redeemable units fair market value adjustment	—	(3,641)	—	—	—	(3,641)	3,641
Adjustment for limited partners’ capital at redemption value	359	(359)	—	—	—	—	—
Amortization of unearned compensation	—	14,684	—	—	—	14,684	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($3.8800 per unit)	(16,060)	(442,698)	—	—	—	(458,758)	—
Acquisition of noncontrolling interest	—	(8,559)	—	—	(2,321)	(10,880)	—
Contribution from noncontrolling interest	—	—	—	—	6,126	6,126	—
CAPITAL BALANCE DECEMBER 31, 2019	$214,647	$6,015,290	$66,840	$(13,584)	$6,247	$6,289,440	$14,131
Net income	9,053	251,274	3,688	—	—	264,015	—
Other comprehensive income - derivative instruments	—	—	—	1,088	—	1,088	—
Issuance of units	—	(208)	—	—	—	(208)	1,629
Units repurchased and retired	—	(5,657)	—	—	—	(5,657)	—
Exercise of unit options	—	71	—	—	—	71	—
General partner units issued in exchange for limited partner units	(502)	502	—	—	—	—	—
Redeemable units fair market value adjustment	—	363	—	—	—	363	(363)
Adjustment for limited partners’ capital at redemption value	63	(63)	—	—	—	—	—
Amortization of unearned compensation	—	16,038	—	—	—	16,038	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.0250 per unit)	(16,334)	(460,340)	—	—	—	(476,674)	—
Contribution from noncontrolling interest	—	—	—	—	3,601	3,601	—
CAPITAL BALANCE DECEMBER 31, 2020	$206,927	$5,817,270	$66,840	$(12,496)	$9,848	$6,088,389	$15,397

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Cash Flows

Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$264,015	$366,618	$231,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511,678	497,790	490,995
(Gain) loss on sale of depreciable real estate assets	(9)	(80,988)	39
Gain on sale of non-depreciable real estate assets	(1,024)	(12,047)	(4,532)
(Gain) loss on embedded derivative in preferred units	(2,562)	(17,886)	2,576
Stock compensation expense	14,329	13,654	12,444
Amortization of debt issuance costs, discounts and premiums	4,960	5,778	(4,990)
Net change in operating accounts and other operating activities	32,562	8,501	6,738
Net cash provided by operating activities	823,949	781,420	734,292

Cash flows from investing activities:
Purchases of real estate and other assets	(56,965)	(105,106)	(129,487)
Capital improvements, development and other	(426,941)	(303,097)	(254,715)
Distributions from real estate joint ventures	349	507	775
Contributions to affiliates	(5,349)	(5,391)	(2,905)
Proceeds from disposition of real estate assets	4,175	174,814	19,982
Net cash used in investing activities	(484,731)	(238,273)	(366,350)

Cash flows from financing activities:
Proceeds from lines of credit	255,000	565,000	1,540,000
Repayments of lines of credit	(255,000)	(1,105,000)	(1,490,000)
Net proceeds from commercial paper	102,000	70,000	—
Proceeds from notes payable	447,593	1,059,289	869,630
Principal payments on notes payable	(441,108)	(657,619)	(878,610)
Payment of deferred financing costs	(4,217)	(14,274)	(6,060)
Distributions paid on common units	(473,598)	(453,682)	(434,928)
Distributions paid on preferred units	(3,688)	(3,688)	(3,688)
Net change in other financing activities	(1,126)	15,695	(1,480)
Net cash used in financing activities	(374,144)	(524,279)	(405,136)

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,926)	18,868	(37,194)
Cash, cash equivalents and restricted cash, beginning of period	70,541	51,673	88,867
Cash, cash equivalents and restricted cash, end of period	$35,615	$70,541	$51,673

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,198	$20,476	$34,259
Restricted cash	10,417	50,065	17,414
Total cash, cash equivalents and restricted cash	$35,615	$70,541	$51,673

Supplemental disclosure of cash flow information:
Interest paid	$165,098	$169,743	$184,834
Income taxes paid	2,549	2,546	2,550

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$19,625	$9,298	$8,581
Interest capitalized	6,912	2,889	2,047

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Consolidated Financial Statements

Years ended December 31, 2020, 2019 and 2018

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

As of December 31, 2020, MAA owned 114,373,727 OP Units (or 96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentations of MAA’s shareholders’ equity and the Operating Partnership’s capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA’s shareholders’ equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, treasury shares, accumulated other comprehensive loss and redeemable common stock. The Operating Partnership’s capital may include common capital and preferred capital of the general partner (MAA), limited partners’ common capital and preferred capital, noncontrolling interests, accumulated other comprehensive loss and redeemable common units. Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2020, the Company owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of December 31, 2020, the Company had eight development communities under construction totaling 2,607 apartment units once complete.  Total expected costs for the eight development projects are $595.0 million, of which $335.6 million had been incurred through December 31, 2020. The Company expects to complete five of these developments in 2021, two developments in 2022 and one development in 2023. As of December 31, 2020, thirty-two of the Company’s apartment communities included retail components. The Company’s apartment communities were located across 16 states and the District of Columbia as of December 31, 2020.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by the Company’s management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC.  The consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership and all other subsidiaries in which MAA has a controlling financial interest. MAA owns, directly or indirectly, approximately 80% to 100% of all consolidated subsidiaries, including the Operating Partnership. The consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest.  MAALP owns, directly or indirectly, 80% to 100% of all consolidated subsidiaries.  In management’s opinion, all adjustments necessary for a fair presentation of the consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to the Consolidated Statements of Operations. Prior year amounts have been changed to conform to the Company’s current year presentation.  As a result of these reclassifications, $2.3 million of expenses and $4.1 million of income previously reported in the “General and administrative expenses” line item for the years ended December 31, 2019 and 2018, respectively, have been reclassified to the “Other non-operating income” line item of the Consolidated Statements of Operations in this report.

Noncontrolling Interests

As of December 31, 2020, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities.  The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.  MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock.  See Note 9 for additional details.

The noncontrolling interests relating to the Company’s three consolidated real estate entities are owned by private real estate companies that are generally responsible for the development and construction of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest.  The entities were determined to be VIE’s with the Company designated as the primary beneficiary.  As a result, the accounts of the entities are consolidated by the Company.  During the year ended December 31, 2020, the Company acquired a partial ownership interest in one consolidated real estate entity. As of December 31, 2020, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $128.9 million and $8.1 million, respectively.  As of December 31, 2019, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $46.0 million and $3.2 million, respectively.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements and notes in conformity with GAAP.  Actual results could differ from those estimates.

Rental Costs

Costs associated with rental activities are expensed as incurred and include advertising expenses, which were $23.9 million, $20.8 million and $20.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to 40 years. The line item “Buildings and improvements and other” in the Consolidated Balance Sheets includes land improvements and buildings, which have a useful life ranging from five to 40 years, as well as furniture, fixtures and equipment, which have a useful life of three to five years.

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to “Buildings and improvements and other” as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, salaries and real estate taxes) during the years ended December 31, 2020, 2019 and 2018 were $12.7 million, $6.5 million and $4.2 million, respectively.  Certain costs associated with the lease-up of development projects, including cost of model units, furnishings and signs, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

Acquisition of Real Estate Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, most acquisitions of operating properties qualify as an asset acquisition. Accordingly, the cost of the real estate acquired, including acquisition costs, is allocated to the acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis. Acquisition costs include appraisal fees, title fees, broker fees and other legal costs to acquire the property.

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

For residential leases, the fair value of the in-place leases and resident relationships is amortized over six months, which represents the estimated remaining term of the tenant leases. For retail and commercial leases, the fair value of in-place leases and tenant relationships is amortized over the remaining term of the leases.  The net amount of these lease intangibles included in “Other assets” totaled $1.3 million and $2.6 million as of December 31, 2020 and 2019, respectively.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors.  Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group or a property classified as held for sale are presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheets.

Undeveloped Land

Undeveloped land includes sites intended for future multifamily developments, sites for future commercial development and sites intended for residential use, which are carried at the lower of cost or fair value in accordance with GAAP.  Any costs incurred prior to commencement of pre-development activities are expensed as incurred.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and two technology-focused limited partnerships that each qualify as a VIE.  Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investment in the limited partnerships to be more than minor.  The Company’s investment in the real estate joint venture was $43.3 million and $43.7 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company’s investments in the technology-focused limited partnerships were $23.0 million and $13.1 million, respectively, and are included in “Other assets” in the accompanying Consolidated Balance Sheets. As of December 31, 2020, the Company was committed until February 2025 to make additional capital contributions totaling $19.2 million if and when called by the general partners of the limited partnerships.

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

Other Assets

Other assets consist primarily of receivables and deposits from residents, the value of derivative contracts, right-of-use lease assets, investments in limited partnerships, deferred rental concessions, deferred financing costs relating to a revolving credit facility and other prepaid expenses.  Also included in other assets are the fair market value of in-place leases and resident relationships, net of accumulated amortization.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividends payable, accrued real estate taxes, accrued interest payable, accrued loss contingencies (see Note 11), accounts payable, right-of-use lease liabilities, security deposits not related to restricted cash, other accrued expenses, and unearned income. Significant accruals include accrued dividends payable of $121.4 million and $118.3 million as of December 31, 2020 and 2019, respectively; accrued real estate taxes of $140.6 million and $131.9 million as of December 31, 2020 and 2019, respectively; unearned income of $48.8 million and $42.0 million as of December 31, 2020 and 2019, respectively; accrued loss contingencies of $5.3 million and $8.6 million as of December 31, 2020 and 2019, respectively; security deposits of $21.6 million and $19.4 million as of December 31, 2020 and 2019, respectively; and accrued interest payable of $24.8 million and $21.4 million as of December 31, 2020 and 2019, respectively.

Income Taxes

MAA has elected to be taxed as a REIT under the Code and intends to continue to operate in such a manner. The current and continuing qualification as a REIT depends on MAA’s ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain requirements with respect to the nature and diversity of MAA’s assets and sources of MAA’s gross income. As long as MAA qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation” (i.e., income taxation at both the corporate and shareholder levels) that generally results from an investment in a corporation. Even if MAA qualifies as a REIT, MAA may be subject to United States federal income and excise taxes in certain situations, such as if MAA fails to distribute timely all of its taxable income with respect to a taxable year. MAA also will be required to pay a 100% tax on any net income on non-arm’s length transactions between MAA and one of its taxable REIT subsidiaries, or TRS. Furthermore, MAA and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which MAA transacts business or its shareholders reside, and the applicable state and local tax laws may not conform to the United States federal income tax treatment. Any taxes imposed on MAA would reduce its operating cash flows and net income.

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

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets, to its disclosure of the fair value of financial instruments, principally indebtedness and to its derivative financial instruments.  Fair value disclosures required under ASC Topic 820 as well as the Company’s derivative accounting policies are summarized in Note 6 utilizing the following hierarchy:

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

In accordance with ASC Topic 842, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported on a combined basis in the line item “Rental revenues”, as presented in the disaggregation of the Company’s revenues in Note 13.  Other non-lease property revenues are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognized outside of the scope of ASC Topic 842 to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Other non-lease property revenues are reported in the line item “Other property revenues”, as presented in the disaggregation of the Company’s revenues in Note 13.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis.  As of December 31, 2020 and December 31, 2019, right-of-use assets recorded within “Other assets” totaled $49.4 million and $53.8 million, respectively, and related lease obligations recorded within “Accrued expenses and other liabilities” totaled $31.7 million and $33.1 million, respectively, in the Consolidated Balance Sheets. As of December 31, 2020, the Company’s operating leases had a weighted average remaining lease term of approximately 32 years and a weighted average discount rate of approximately 4.4%. Lease expense recognized for the years ended December 31, 2020, 2019 and 2018 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2020 and 2019 was also immaterial.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments. The ASU requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under ASC Topic 842 from the scope of ASU No. 2016-13.  The Company adopted the standard on January 1, 2020. The adoption of ASU No. 2016-13 did not result in significant changes in the accounting for the Company’s approach to estimate credit losses on financial assets, as substantially all of the Company’s financial assets are operating lease receivables.
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

For the years ended December 31, 2020, 2019 and 2018, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

Calculation of Earnings per common share - basic	2020		2019		2018
Net income	$264,015		$366,618		$231,022
Net income attributable to noncontrolling interests	(9,053)		(12,807)		(8,123)
Unvested restricted stock (allocation of earnings)	(338)		(519)		(291)
Preferred dividends	(3,688)		(3,688)		(3,688)
Net income available for MAA common shareholders, adjusted	$250,936		$349,604		$218,920

Weighted average common shares - basic	114,188		113,854		113,638
Earnings per common share - basic	$2.20		$3.07		$1.93

Calculation of Earnings per common share - diluted
Net income	$264,015		$366,618		$231,022
Net income attributable to noncontrolling interests	(9,053)	(1)	(12,807)	(1)	(8,123)	(1)
Preferred dividends	(3,688)		(3,688)		(3,688)
Net income available for MAA common shareholders, adjusted	$251,274		$350,123		$219,211

Weighted average common shares - basic	114,188		113,854		113,638
Effect of dilutive securities	312		259		198
Weighted average common shares - diluted	114,500		114,113		113,836
Earnings per common share - diluted	$2.19		$3.07		$1.93
(1)	For the years ended December 31, 2020, 2019 and 2018, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.	Earnings per OP Unit of MAALP

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

For the years ended December 31, 2020, 2019 and 2018, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

Calculation of Earnings per common unit - basic	2020	2019	2018
Net income	$264,015	$366,618	$231,022
Net income attributable to noncontrolling interests	—	(136)	—
Unvested restricted stock (allocation of earnings)	(338)	(519)	(291)
Preferred unit distributions	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$259,989	$362,275	$227,043

Weighted average common units - basic	118,248	117,944	117,777
Earnings per common unit - basic	$2.20	$3.07	$1.93

Calculation of Earnings per common unit - diluted
Net income	$264,015	$366,618	$231,022
Net income attributable to noncontrolling interests	—	(136)	—
Preferred unit distributions	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$260,327	$362,794	$227,334

Weighted average common units - basic	118,248	117,944	117,777
Effect of dilutive securities	312	259	198
Weighted average common units - diluted	118,560	118,203	117,975
Earnings per common unit - diluted	$2.20	$3.07	$1.93

4.	Stock-Based Compensation

Overview

MAA accounts for its stock-based employee compensation plans in accordance with accounting standards governing stock-based compensation.  These standards require an entity to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period.  Any liability awards issued are remeasured at each reporting period.

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

Total compensation expense under the Stock Plan was $16.0 million, $14.7 million and $12.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Of these amounts, total compensation expense capitalized was $1.7 million, $1.0 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020, the total unrecognized compensation expense was $14.3 million.  This cost is expected to be recognized over the remaining weighted average period of 0.8 years.  Total cash paid for the settlement of plan shares totaled $5.7 million, $3.7 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Information concerning grants under the Stock Plan is provided below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, market condition, performance condition or a combination thereof and generally vests ratably over a period from at grant date up to 5 years.  Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant.  Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation.  Performance based awards are earned when MAA reaches certain operational goals, such as funds available for distribution targets, and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets.  MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known.  The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2020, 2019 and 2018, was $100.53, $72.98 and $71.85, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Risk free rate	1.603%	2.578%	1.61% - 2.14%
Dividend yield	3.070%	4.043%	3.884%
Volatility	17.02%	18.95%	15.05% - 17.18%
Requisite service period	3 years	3 years	3 years

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

For the year ended December 31, 2018, the minimum risk free rate was based on a period of 0.25 years, and the maximum risk free rate was based on a period of 3 years.  For the year ended December 31, 2018, the minimum volatility was based on a period of 1 year, and the maximum volatility was based on a period of 3 years.

A summary of the status of the nonvested restricted shares as of December 31, 2020, and the changes for the year ended December 31, 2020, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2020	233,878	$96.33
Issued	152,729	88.56
Vested	(169,198)	81.69
Forfeited	(559)	106.86
Nonvested as of December 31, 2020	216,850	$102.10

The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $13.9 million, $9.3 million and $7.6 million, respectively.

Stock Options

Stock options are earned when the employee remains employed over the requisite service period and vest ratably over a period from 0.3 years to 2.3 years.  Stock options exercised result in new common shares being issued on the open market by the Company.  The fair value of stock option awards is determined using the Monte Carlo valuation model. No stock options were granted or expired during the years ended December 31, 2020, 2019 or 2018.

A summary of the status of the outstanding stock options as of December 31, 2020 and the changes for the year ended December 31, 2020 is presented below:

Stock Options	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2020	20,763	$77.82
Exercised	(918)	77.77
Outstanding as of December 31, 2020	19,845	$77.83

All options outstanding as of December 31, 2020 were exercisable and had an intrinsic value of $1.0 million with a weighted average remaining term of 4.2 years.  There were 918 options, 69,852 options and 17,823 options exercised during the years ended December 31, 2020, 2019 and 2018, respectively. Cash received from the exercise of stock options totaled $0.1 million, $2.9 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

5.	Borrowings

The following table summarizes the Company’s outstanding debt as of December 31, 2020 and 2019 (dollars in thousands):

			As of December 31, 2020
Unsecured debt	December 31, 2020	December 31, 2019	Weighted Average Effective Rate	Weighted Average Contract Maturity
Variable rate commercial paper program	$172,000	$70,000	0.3%	1/7/2021
Fixed rate senior notes	3,922,000	3,472,000	3.6%	1/27/2027
Term loans fixed with swaps	—	300,000	—	—
Debt issuance costs, discounts, premiums and fair market value adjustments	(16,627)	(13,799)
Total unsecured debt	$4,077,373	$3,828,201	3.5%

Secured debt
Fixed rate property mortgages	$488,709	$629,817	4.6%	1/12/2042
Debt issuance costs and fair market value adjustments	(3,370)	(3,420)
Total secured debt	$485,339	$626,397	4.6%
Total outstanding debt	$4,562,712	$4,454,598	3.6%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which is referred to as the Credit Facility.  The Credit Facility replaced MAALP’s previous unsecured revolving credit facility, and it includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of December 31, 2020, there was no outstanding balance under the Credit Facility, while $3.4 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

In May 2019, MAALP established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million.  As of December 31, 2020, MAALP had $172.0 million outstanding under the commercial paper program.

Unsecured Senior Notes

As of December 31, 2020, MAALP had $3.7 billion of publicly issued unsecured senior notes outstanding and $222.0 million of privately placed unsecured senior notes outstanding.  The unsecured senior notes had maturities at issuance ranging from ten to 12 years, with a weighted average of 6.1 years remaining until maturity as of December 31, 2020.

In August 2020, MAALP publicly issued $450.0 million in aggregate principal amount of unsecured senior notes, maturing February 2031 with a coupon rate of 1.700% per annum, or the 2031 Notes.  The purchase price paid by the purchasers was 99.465% of the principal amount.  The 2031 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP.  Interest on the 2031 Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2021.  The net proceeds of the offering, after deducting the original issue discount, underwriting commissions and expenses of approximately $5.3 million in the aggregate, were $444.7 million.  The 2031 Notes have an effective interest rate of 1.76% and have been reflected net of discount and debt issuance costs in the Consolidated Balance Sheets as of December 31, 2020.

Unsecured Term Loan

In August 2020, MAALP retired a $300.0 million term loan with a syndicate of banks led by Wells Fargo due in March 2022.

Secured Property Mortgages

As of December 31, 2020, MAALP had $488.7 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.60% and a weighted average maturity in 2042.

In July 2020, MAALP retired $63.6 million of mortgages associated with three apartment communities at maturity and $72.2 million of mortgages associated with four apartment communities prior to their October 2020 maturities.

Schedule of Maturities

The following table includes scheduled principal repayments of MAALP’s outstanding borrowings as of December 31, 2020, as well as the amortization of the fair market value of debt assumed, debt discounts, premiums and issuance costs (in thousands):

Year	Maturities	Amortization	Total
2021	$363,578	$(73)	$363,505
2022	367,000	(856)	366,144
2023	362,250	(1,858)	360,392
2024	420,000	(2,828)	417,172
2025	406,588	(3,570)	403,018
Thereafter	2,663,293	(10,812)	2,652,481
	$4,582,709	$(19,997)	$4,562,712

Guarantees

As of December 31, 2020, MAA fully and unconditionally guaranteed $222.0 million of the privately placed unsecured senior notes issued by MAALP.
6.	Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of December 31, 2020 and 2019 totaled $4.4 billion and $4.1 billion, respectively, and had estimated fair values of $4.9 billion and $4.5 billion (excluding prepayment penalties), respectively. The carrying values of variable rate debt (excluding the effect of interest rate swap agreements) as of December 31, 2020 and 2019 totaled $172.0 million and $370.0 million, respectively, and had estimated fair values of $172.0 million and $370.0 million (excluding prepayment penalties), respectively.  The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of December 31, 2020, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8).  The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 and at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating income” in the accompanying Consolidated Statements of Operations.  As a result of adjustments of non-cash income recorded to reflect the change in fair value of the derivative asset during year ended December 31, 2020, the fair value of the embedded derivative asset increased to $39.0 million as of December 31, 2020 as compared to $36.5 million as of December 31, 2019.

Periodically, the Company uses interest rate swaps to add stability to interest expense and to manage, or hedge, its exposure to interest rate movements associated with anticipated future debt transactions. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

As of December 31, 2020, the Company did not have any outstanding interest rate swaps designated as cash flow hedges of interest rate risk. The fair value of interest rate swaps designated as hedging instruments recorded in “Other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2019 was $0.1 million. The interest rate swaps designated as hedging instruments and their related gains and losses are reported in “Net change in operating accounts and other operating activities” in the accompanying Consolidated Statements of Cash Flows.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and embedded derivative held as of December 31, 2020 and December 31, 2019 were classified as Level 2 in the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship.  Amounts reported in “Accumulated other comprehensive loss” related to derivatives designated as qualifying cash flow hedges are reclassified to interest expense as interest payments are made on the Company’s variable rate or fixed rate debt. During the next twelve months, the Company estimates that an additional $1.1 million will be reclassified to earnings as an increase to “Interest expense”.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative			Location of (Loss) Gain Reclassified from Accumulated	Net (Loss) Gain Reclassified from Accumulated OCL into Interest Expense(1)
For the Year ended December 31,	2020	2019	2018	OCL into Income	2020	2019	2018
Interest rate contracts	$—	$(11,676)	$(751)	Interest expense	$(1,088)	$1,747	$1,938
(1)	See the Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in Earnings on Derivative
For the year ended December 31,	Income on Derivative	2020	2019	2018
Preferred stock embedded derivative	Other non-operating income	$2,562	$17,886	$(2,576)

7.Income Taxes

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

Taxable REIT Subsidiaries

A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRS did not generate any material taxable income or income tax expense for the years ended December 31, 2020, 2019 and 2018.  The Company’s TRS generally provide the Company with third party services (property management services to a real estate joint venture and other services) for which the Company reimburses its TRS. In addition, one of the Company’s TRS has investments in two limited partnerships that may generate investment income and losses.  All intercompany transactions are eliminated in the accompanying consolidated financial statements.

For the years ended December 31, 2020, 2019 and 2018, the reconciliation of income tax attributable to continuing operations for the Company’s TRS computed at the U.S. statutory rate to the income tax provision was as follows (in thousands):

	2020	2019	2018
Tax expense at U.S. statutory rates on the Company’s TRS income subject to tax	$763	$1,026	$115
Valuation allowance	—	—	127
TRS income tax provision	$763	$1,026	$242

Income tax expense primarily relates to the Texas-based margin tax for all Texas apartment communities in addition to the Company’s TRS income tax provision discussed above.  Income tax expense for the Company for the years ended December 31, 2020, 2019 and 2018 was $3.3 million, $3.7 million and $2.6 million, respectively, and is presented in “Income tax expense” in the accompanying Consolidated Statements of Operations.

The Company’s TRS deferred tax asset and liability balances as of December 31, 2020 and 2019 were immaterial.  The TRS had no reserve for uncertain tax positions for the years ended December 31, 2020 and 2019, and management does not believe there will be any material changes in the TRS unrecognized tax positions over the next 12 months.  If necessary, the TRS accrues interest and penalties on unrecognized tax benefits as a component of income tax expense.

NOL Carryforwards

As of December 31, 2020, the Company held federal NOL carryforwards of $62.0 million for income tax purposes that expire in years 2021 to 2032.  Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions.  The annual limitations may result in the expiration of NOL carryforwards before utilization. The Company may use these NOLs to offset all or a portion of the taxable income generated at the REIT level.  Tax years 2017 through 2020 are subject to examination by the Internal Revenue Service.  No tax examination is currently in process.

Taxable Composition of Distributions

For income tax purposes, dividends paid to holders of common stock generally consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof.  For the years ended December 31, 2020, 2019 and 2018, dividends per share held for the entire year were estimated to be taxable as follows:

	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$4.00	99.98%	$3.51	91.39%	$3.66	99.26%
Capital gain	0.00	0.02%	0.21	5.54%	0.02	0.61%
Un-recaptured Section 1250 gain	0.00	0.00%	0.12	3.07%	0.01	0.13%
	$4.00	100%	$3.84	100%	$3.69	100%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code.  The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties.

8.	Shareholders’ Equity of MAA

As of December 31, 2020, 114,373,727 shares of common stock of MAA and 4,057,657 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,431,384 common shares and units.  As of December 31, 2019, 114,246,393 shares of common stock of MAA and 4,067,174 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,313,567 common shares and units.

Preferred Stock

As of December 31, 2020, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

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

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A OP Units have the ability to reinvest all or part of their distributions from the Operating Partnership into MAA’s common stock.  The DRSPP also provides the opportunity to make optional cash investments in MAA’s common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges.  MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000.  To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market.  MAA currently has registered with the SEC the offer and sale of up to 1,940,500 shares of common stock pursuant to the DRSPP.  MAA may elect to sell shares under the DRSPP at up to a 5% discount.  Shares of MAA’s common stock totaling 8,259 in 2020, 16,219 in 2019, and 9,721 in 2018 were acquired by participants under the DRSPP.  MAA did not offer a discount for optional cash purchases in 2020, 2019 or 2018.

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

During the years ended December 31, 2020 and 2018, MAA did not sell any shares of common stock under its ATM program.  During the year ended December 31, 2019, MAA sold 146,301 shares of common stock for net proceeds of $19.6 million through its ATM program.  As of December 31, 2020, 3.9 million shares remained issuable under the ATM program.
9.	Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units.  As of December 31, 2020, there were 118,431,384 OP Units outstanding, 114,373,727, or 96.6%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner.  The remaining 4,057,657 OP Units were Class A OP Units owned by Class A limited partners.  As of December 31, 2019, there were 118,313,567 OP Units outstanding, 114,246,393, or 96.6%, of which were owned by MAA and 4,067,174 of which were owned by the Class A limited partners.

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

As of December 31, 2020, a total of 4,057,657 Class A OP Units were outstanding and redeemable for 4,057,657 shares of MAA common stock, with an approximate value of $514.1 million, based on the closing price of MAA’s common stock on December 31, 2020 of $126.69 per share. As of December 31, 2019, a total of 4,067,174 Class A OP Units were outstanding and redeemable for 4,067,174 shares of MAA common stock, with an approximate value of $536.3 million, based on the closing price of MAA’s common stock on December 31, 2019 of $131.86 per share.  MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of December 31, 2020, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units.  The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of December 31, 2020, 867,846 units of the MAALP Series I preferred units were outstanding.  See Note 6 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.
10.	Employee Benefit Plans

The following provides details of the employee benefit plans not previously discussed in Note 4.

401(k) Savings Plans

MAA’s 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code.  MAA’s Board of Directors has the discretion to approve matching contributions to the 401(k) Plan. MAA recognized expense from the 401(k) Plan of $3.9 million, $3.5 million and $3.2 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Non-Qualified Executive Deferred Compensation Retirement Plan

MAA has adopted the MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated effective January 1, 2016, or the Deferred Compensation Plan, for certain executive employees. Under the terms of the Deferred Compensation Plan, employees may elect to defer a percentage of their compensation and bonus, and MAA may, but is not obligated to, match a portion of the employees’ salary deferral.  MAA recognized expense on its match to the Deferred Compensation Plan for the years ended December 31, 2020, 2019 and 2018 of $0.4 million, $0.3 million and $0.3 million, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

MAA has adopted the Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended effective November 30, 2010, or the Directors Deferred Compensation Plan, which allows non-employee directors to defer their director fees by having the fees held by MAA as shares of MAA’s common stock. Directors can also choose to have their annual restricted stock grants issued into the Directors Deferred Compensation Plan. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board.

Participating directors may choose to have the amount issued to them in shares of MAA’s common stock or paid to them as cash at the market value of MAA’s common stock as of the end of the year the director ceases to serve on the board.

For the years ended December 31, 2020, 2019 and 2018, directors deferred 10,593 shares, 10,738 shares and 12,240 shares of common stock, respectively, with weighted-average grant date fair values of $111.19, $117.73 and $92.63, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares for the years ended December 31, 2020, 2019 and 2018.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all participants with an account balance under the ESOP became 100% vested.  The Company did not contribute to the ESOP during 2020, 2019 or 2018.  As of December 31, 2020, there were 130,664 shares outstanding with a fair value of $16.6 million.
11.	Commitments and Contingencies

Leases

The Company’s leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters.  Both leases contain stated rent increases that generally compensate for the impact of inflation.  The Company also has other commitments related to immaterial office and equipment operating leases.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Consolidated Balance Sheets as of December 31, 2020 (in thousands):

Operating Leases
2021	$2,863
2022	2,894
2023	2,885
2024	2,862
2025	2,872
Thereafter	62,913
Total minimum lease payments	77,289
Net present value adjustments	(45,549)
Operating lease obligations	$31,740

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

As of December 31, 2020 and 2019, the Company’s accrual for loss contingencies relating to unresolved legal matters was $5.3 million and $8.6 million in the aggregate, respectively.  The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets.
12.	Related Party Transactions

The Company holds investments in unconsolidated affiliates accounted for under the equity method of accounting.  All significant intercompany transactions were eliminated in the accompanying consolidated financial statements.

The cash management of the Company is managed by the Operating Partnership.  In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership.  As a result of these transactions, the Operating Partnership had a payable to MAA, its general partner, of $19,000 as of December 31, 2020 and 2019, respectively.  The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.

13.	Segment Information

As of December 31, 2020, the Company owned and operated 299 multifamily apartment communities in 16 different states from which it derived all significant sources of earnings and operating cash flows.  The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants.

The following reflects the two reportable segments for the Company:

•	Same Store includes communities that the Company has owned and have been stabilized for at least a full 12 months.
•

Non-Same Store and Other includes recently acquired communities, communities in development or lease-up, communities that have been identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities.  Also included in Non-Same Store and Other are non-multifamily activities.

On the first day of each calendar year, the Company determines the composition of its Same Store and Non-Same Store and Other reportable segments for that year as well as adjusts the previous year, which allows the Company to evaluate full period-over-period operating comparisons.  Communities previously in development or lease-up are added to the Same Store portfolio on the first day of the calendar year after the community has been owned and stabilized for at least a full 12 months.  Communities are considered stabilized after achieving 90% occupancy for 90 days.  Communities that have been identified for disposition are excluded from the Same Store portfolio.

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

Revenues and NOI for each reportable segment for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

Revenues	2020	2019	2018
Same Store:
Rental revenues	$1,566,079	$1,526,101	$1,364,744
Reimbursable property revenues	—	—	91,020
Other property revenues	11,372	12,174	11,696
Total Same Store revenues	1,577,451	1,538,275	1,467,460
Non-Same Store and Other:
Rental revenues	100,134	101,503	99,281
Reimbursable property revenues	—	—	3,744
Other property revenues	399	1,239	861
Total Non-Same Store and Other revenues	100,533	102,742	103,886
Total rental and other property revenues	$1,677,984	$1,641,017	$1,571,346
Net Operating Income
Same Store NOI	$979,330	$968,190	$921,240
Non-Same Store and Other NOI	58,183	59,982	55,518
Total NOI	1,037,513	1,028,172	976,758
Depreciation and amortization	(510,842)	(496,843)	(489,759)
Property management expenses	(52,300)	(55,011)	(47,633)
General and administrative expenses	(46,858)	(43,845)	(38,855)
Merger and integration expenses	—	—	(9,112)
Interest expense	(167,562)	(179,847)	(173,594)
Gain (loss) on sale of depreciable real estate assets	9	80,988	(39)
Gain on sale of non-depreciable real estate assets	1,024	12,047	4,532
Other non-operating income	4,857	22,999	9,503
Income tax expense	(3,327)	(3,696)	(2,611)
Income from real estate joint venture	1,501	1,654	1,832
Net income attributable to noncontrolling interests	(9,053)	(12,807)	(8,123)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders	$251,274	$350,123	$219,211

Assets for each reportable segment as of December 31, 2020 and 2019 were as follows (in thousands):

Assets	December 31, 2020	December 31, 2019
Same Store	$9,714,024	$9,975,880
Non-Same Store and Other	1,299,862	1,049,029
Corporate assets	180,905	205,541
Total assets	$11,194,791	$11,230,450

14.	Real Estate Acquisitions and Dispositions

The following table reflects the Company’s acquisition activity for the year ended December 31, 2020:

Land Acquisitions	Market	Acres	Date Acquired
MAA Windmill Hill	Austin, TX	22	January 2020
MAA Central Park	Denver, CO	27	November 2020
Novel Val Vista (1)	Phoenix, AZ	13	December 2020
(1)	This pre-purchase multifamily community development is being developed through a joint venture with a local developer. The Company owns 80% of the joint venture that owns this property.

The following table reflects the Company’s disposition activity for the year ended December 31, 2020:

Land Disposition	Market	Units	Date Sold
Colonial Promenade	Huntsville, AL	27	September 2020

15.Subsequent Events

Financing

On February 10, 2021, MAALP retired a $118.6 million mortgage associated with eight apartment communities prior to its maturity.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

December 31, 2020

(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2020
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$2,720	$2,640	$31,562	$34,202	$(10,147)	$24,055	2009	2011
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,761	22,079	—	5,591	3,761	27,670	31,431	(9,480)	21,951	2010	2013
Colonial Village at Trussville	Birmingham, AL	—		3,402	31,813	—	3,871	3,402	35,684	39,086	(11,493)	27,593	1996/97	2013
Eagle Ridge	Birmingham, AL	—		851	7,667	—	4,473	851	12,140	12,991	(8,352)	4,639	1986	1998
Colonial Grand at Traditions	Gulf Shores, AL	—		3,211	25,162	—	3,734	3,211	28,896	32,107	(9,766)	22,341	2007	2013
Colonial Grand at Edgewater	Huntsville, AL	—		4,943	38,673	—	7,646	4,943	46,319	51,262	(13,207)	38,055	1990	2013
Paddock Club at Providence	Huntsville, AL	—		909	10,152	830	14,419	1,739	24,571	26,310	(15,550)	10,760	1993	1997
Colonial Grand at Madison	Madison, AL	—		3,601	28,934	—	2,107	3,601	31,041	34,642	(10,251)	24,391	2000	2013
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	2,436	1,290	14,674	15,964	(4,390)	11,574	2008	2013
Colonial Grand at Liberty Park	Vestavia Hills, AL	—		3,922	30,977	—	7,021	3,922	37,998	41,920	(12,569)	29,351	2000	2013
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	2,947	2,668	17,524	20,192	(7,180)	13,012	2007	2009
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,219	26,255	—	3,412	4,219	29,667	33,886	(8,961)	24,925	2002	2013
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	3,049	7,901	30,231	38,132	(13,033)	25,099	2007	2008
Residences at Fountainhead	Phoenix, AZ	—	(3)	12,212	56,705	—	2,049	12,212	58,754	70,966	(8,281)	62,685	2015	2016
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	5,123	12,741	52,824	65,565	(24,977)	40,588	2005	2006
Colonial Grand at OldTown Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	5,764	7,820	57,391	65,211	(17,704)	47,507	1994/95	2013
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,612	20,273	—	2,724	3,612	22,997	26,609	(7,312)	19,297	1999	2013
SkySong	Scottsdale, AZ	—		—	55,748	—	2,885	—	58,633	58,633	(8,802)	49,831	2014	2015
Post River North	Denver, CO	—		14,500	28,900	—	40,624	14,500	69,524	84,024	(7,424)	76,600	2018	2016
Sync 36 I	Denver, CO	—		18,887	81,317	134	5,284	19,021	86,601	105,622	(6,805)	98,817	2017	2018
Sync 36 II	Denver, CO	—		5,090	—	—	16,828	5,090	16,828	21,918	(1,145)	20,773	2019	2018
Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	5,444	1,024	14,663	15,687	(10,831)	4,856	1985	1996
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	5,362	2,980	45,592	48,572	(13,905)	34,667	1999	2013
Indigo Point	Brandon, FL	—		1,167	10,500	—	3,905	1,167	14,405	15,572	(9,584)	5,988	1989	2000
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	6,939	2,896	33,050	35,946	(22,893)	13,053	1998	1997
The Preserve at Coral Square	Coral Springs, FL	—		9,600	40,004	—	13,362	9,600	53,366	62,966	(28,019)	34,947	1996	2004
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	4,906	1,800	20,785	22,585	(11,415)	11,170	1999	1998
The Retreat at Magnolia Parke	Gainesville, FL	—		2,040	16,338	—	1,358	2,040	17,696	19,736	(5,871)	13,865	2009	2011
Colonial Grand at Heathrow	Heathrow, FL	—		4,101	35,684	—	4,475	4,101	40,159	44,260	(12,877)	31,383	1997	2013
220 Riverside	Jacksonville, FL	—		2,381	35,514	—	8,337	2,381	43,851	46,232	(5,915)	40,317	2015	2012
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	2,368	4,000	21,863	25,863	(7,382)	18,481	2008	2011
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,742	854	11,242	12,096	(8,695)	3,401	1987	1995
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	5,249	1,533	19,084	20,617	(13,650)	6,967	1987	1997
Lakeside	Jacksonville, FL	—		1,430	12,883	—	8,284	1,430	21,167	22,597	(15,608)	6,989	1985	1996
Lighthouse at Fleming Island	Jacksonville, FL	—		4,047	35,052	—	5,114	4,047	40,166	44,213	(23,102)	21,111	2003	2003
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	3,288	1,411	18,255	19,666	(10,246)	9,420	1998	1998
St. Augustine	Jacksonville, FL	—		2,857	6,475	—	18,575	2,857	25,050	27,907	(12,664)	15,243	1987/ 2008	1995
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	1,957	6,417	38,026	44,443	(12,286)	32,157	2009	2011
Woodhollow	Jacksonville, FL	—		1,686	15,179	(8)	9,218	1,678	24,397	26,075	(18,279)	7,796	1986	1997
Colonial Grand at Lake Mary	Lake Mary, FL	—	(1)	6,346	41,539	—	24,883	6,346	66,422	72,768	(16,359)	56,409	2012	2013
Colonial Grand at Town Park	Lake Mary, FL	—		5,742	56,562	—	6,304	5,742	62,866	68,608	(20,707)	47,901	2005	2013
Colonial Grand at Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	510	3,481	10,821	14,302	(3,642)	10,660	2004	2013
Colonial Grand at Heather Glen	Orlando, FL	—		4,662	56,988	—	7,365	4,662	64,353	69,015	(19,815)	49,200	2000	2013
Colonial Grand at Randal Lakes	Orlando, FL	—		5,659	50,553	—	11,424	5,659	61,977	67,636	(10,951)	56,685	2013	2013
Colonial Grand at Randal Lakes II	Orlando, FL	—		3,200	—	—	36,931	3,200	36,931	40,131	(3,784)	36,347	2013	2013
Post Lake at Baldwin Park	Orlando, FL	—		18,101	144,200	—	4,101	18,101	148,301	166,402	(24,572)	141,830	2011	2016
Post Lakeside	Orlando, FL	—		7,046	52,585	—	938	7,046	53,523	60,569	(8,100)	52,469	2013	2016
Post Parkside	Orlando, FL	—		5,669	49,754	—	5,299	5,669	55,053	60,722	(9,093)	51,629	1999	2016
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	6,266	7,880	47,441	55,321	(14,170)	41,151	2006	2012
Park Crest at Innisbrook	Palm Harbor, FL	—		6,900	26,613	—	3,812	6,900	30,425	37,325	(12,866)	24,459	2000	2009
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	4,626	893	18,902	19,795	(11,057)	8,738	2000	1998
Colonial Village at Twin Lakes	Sanford, FL	—		3,091	47,793	—	3,062	3,091	50,855	53,946	(15,922)	38,024	2005	2013
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	14,466	1,480	19,271	20,751	(13,992)	6,759	1992	1997
Verandas at Southwood	Tallahassee, FL	—		3,600	25,914	—	1,685	3,600	27,599	31,199	(6,423)	24,776	2003	2011
Belmere	Tampa, FL	—		852	7,667	—	6,809	852	14,476	15,328	(10,529)	4,799	1984	1994
Colonial Grand at Hampton Preserve	Tampa, FL	—		6,233	69,535	—	2,571	6,233	72,106	78,339	(20,819)	57,520	2012	2013
Links at Carrollwood	Tampa, FL	—		817	7,355	110	5,840	927	13,195	14,122	(9,206)	4,916	1980	1998
Post Bay at Rocky Point	Tampa, FL	—		4,541	28,381	—	1,989	4,541	30,370	34,911	(4,993)	29,918	1997	2016
Post Harbour Place	Tampa, FL	—		16,296	116,193	—	11,137	16,296	127,330	143,626	(21,840)	121,786	1997	2016
Post Hyde Park	Tampa, FL	—		16,891	95,259	—	7,030	16,891	102,289	119,180	(17,523)	101,657	1994	2016
Post Rocky Point	Tampa, FL	—		35,260	153,102	—	13,405	35,260	166,507	201,767	(27,806)	173,961	1994-1996	2016
Post Soho Square	Tampa, FL	—	(3)	5,190	56,296	—	898	5,190	57,194	62,384	(8,535)	53,849	2012	2016
Village Oaks	Tampa, FL	—		2,738	19,055	153	2,913	2,891	21,968	24,859	(9,218)	15,641	2005	2008
Colonial Grand at Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	3,249	3,051	46,017	49,068	(13,919)	35,149	2004	2013
Colonial Grand at Windermere	Windermere, FL	—	(3)	2,711	36,710	—	1,770	2,711	38,480	41,191	(11,101)	30,090	2009	2013
MAA Briarcliff	Atlanta, GA	—		24,645	114,921	—	4,766	24,645	119,687	144,332	(19,281)	125,051	1996	2016
MAA Brookhaven	Atlanta, GA	—		29,048	106,463	—	9,330	29,048	115,793	144,841	(20,071)	124,770	1989/92	2016
MAA Brookwood	Atlanta, GA	—	(1)	11,168	52,758	—	5,780	11,168	58,538	69,706	(17,638)	52,068	2008	2012

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2020
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
MAA Buckhead	Atlanta, GA	—		8,633	19,844	—	9,934	8,633	29,778	38,411	(9,589)	28,822	2002	2012
MAA Centennial Park	Atlanta, GA	—		13,650	10,950	—	61,842	13,650	72,792	86,442	(5,984)	80,458	2018	2016
MAA Chastain	Atlanta, GA	—		30,223	82,964	—	3,326	30,223	86,290	116,513	(13,710)	102,803	1990	2016
MAA Dunwoody	Atlanta, GA	—		15,799	48,054	—	3,975	15,799	52,029	67,828	(8,616)	59,212	1995	2016
MAA Gardens	Atlanta, GA	—		17,907	56,093	—	4,467	17,907	60,560	78,467	(10,531)	67,936	1996	2016
MAA Glen	Atlanta, GA	—		13,878	51,079	—	5,291	13,878	56,370	70,248	(9,299)	60,949	1996	2016
MAA Lenox	Atlanta, GA	—		15,440	73,278	—	3,777	15,440	77,055	92,495	(10,120)	82,375	2006	2016
MAA Lenox II	Atlanta, GA	—		8,435	92,294	—	625	8,435	92,919	101,354	(20,112)	81,242	2015	2016
MAA Midtown	Atlanta, GA	—		7,000	44,000	—	41,102	7,000	85,102	92,102	(7,958)	84,144	2017	2016
MAA Oglethorpe	Atlanta, GA	—		6,875	31,441	(19)	7,880	6,856	39,321	46,177	(15,280)	30,897	1994	2008
MAA Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	1,258	11,974	56,522	68,496	(8,689)	59,807	1992-1994/2009	2016
MAA Piedmont Park	Atlanta, GA	—		11,025	34,277	—	2,288	11,025	36,565	47,590	(5,599)	41,991	1999	2016
MAA Riverside	Atlanta, GA	—		23,765	89,369	—	8,746	23,765	98,115	121,880	(17,720)	104,160	1996	2016
MAA Spring	Atlanta, GA	—		18,596	57,819	—	5,723	18,596	63,542	82,138	(11,169)	70,969	1999	2016
MAA Stratford	Atlanta, GA	—		—	30,051	—	5,222	—	35,273	35,273	(5,938)	29,335	1999	2016
MAA Berkeley Lake	Duluth, GA	—		1,960	15,707	—	2,714	1,960	18,421	20,381	(6,854)	13,527	1998	2013
MAA McDaniel Farm	Duluth, GA	—		3,985	32,206	—	5,215	3,985	37,421	41,406	(13,550)	27,856	1997	2013
MAA Pleasant Hill	Duluth, GA	—		6,753	32,202	—	6,576	6,753	38,778	45,531	(13,125)	32,406	1996	2013
MAA Prescott	Duluth, GA	—	(2)	3,840	24,011	—	5,082	3,840	29,093	32,933	(15,852)	17,081	2001	2004
MAA River Oaks	Duluth, GA	—		4,360	13,579	(11)	3,249	4,349	16,828	21,177	(7,345)	13,832	1992	2013
MAA River Place	Duluth, GA	—		2,059	19,158	—	3,563	2,059	22,721	24,780	(8,010)	16,770	1994	2013
MAA Mount Vernon	Dunwoody, GA	—		6,861	23,748	—	4,124	6,861	27,872	34,733	(8,736)	25,997	1997	2013
MAA Lake Lanier	Gainesville, GA	—	(2)	6,710	40,994	—	9,576	6,710	50,570	57,280	(27,073)	30,207	1998/ 2001	2005
MAA Shiloh	Kennesaw, GA	—		4,864	45,893	—	6,089	4,864	51,982	56,846	(17,065)	39,781	2002	2013
MAA Milstead	LaGrange, GA	—		3,100	29,240	—	2,899	3,100	32,139	35,239	(9,082)	26,157	1998	2008
MAA Barrett Creek	Marietta, GA	—		5,661	26,186	—	3,564	5,661	29,750	35,411	(11,162)	24,249	1999	2013
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	2,021	1,750	32,914	34,664	(10,184)	24,480	2008	2013
Colonial Grand at Godley Station	Pooler, GA	6,588		1,800	35,454	—	4,172	1,800	39,626	41,426	(12,117)	29,309	2001	2013
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	2,323	1,500	27,185	28,685	(8,982)	19,703	2009	2011
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	5,452	2,441	42,315	44,756	(13,065)	31,691	1997	2013
Colonial Village at Greentree	Savannah, GA	—		1,710	10,494	—	2,363	1,710	12,857	14,567	(4,769)	9,798	1984	2013
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	1,913	2,521	10,136	12,657	(3,378)	9,279	1986	2013
Colonial Village at Marsh Cove	Savannah, GA	—		5,231	8,555	—	2,095	5,231	10,650	15,881	(4,016)	11,865	1983	2013
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	3,597	1,288	15,176	16,464	(10,950)	5,514	1997	1998
Oaks at Wilmington Island	Savannah, GA	—		2,910	25,315	(46)	5,272	2,864	30,587	33,451	(14,649)	18,802	1999	2006
MAA West Village	Smyrna, GA	—		14,410	73,733	—	9,330	14,410	83,063	97,473	(18,741)	78,732	2006/12	2014
Ranch at Prairie Trace	Overland Park, KS	—		3,500	40,614	—	2,048	3,500	42,662	46,162	(6,292)	39,870	2015	2015
Grand Reserve at Pinnacle	Lexington, KY	—		2,024	31,525	—	6,720	2,024	38,245	40,269	(20,846)	19,423	2000	1998
Lakepointe	Lexington, KY	—		411	3,699	—	2,732	411	6,431	6,842	(4,903)	1,939	1986	1994
The Mansion	Lexington, KY	—		694	6,242	—	4,033	694	10,275	10,969	(7,831)	3,138	1989	1994
The Village	Lexington, KY	—		900	8,097	—	4,994	900	13,091	13,991	(10,026)	3,965	1989	1994
Stonemill Village	Louisville, KY	—		1,169	10,518	—	9,889	1,169	20,407	21,576	(15,351)	6,225	1985	1994
Market Station	Kansas City, MO	—		5,814	46,241	—	3,496	5,814	49,737	55,551	(14,079)	41,472	2010	2012
The Denton	Kansas City, MO	—		750	8,795	—	969	750	9,764	10,514	(1,331)	9,183	2014	2015
The Denton II	Kansas City, MO	—		770	—	—	24,644	770	24,644	25,414	(1,915)	23,499	2017	2015
The Denton III	Kansas City, MO	—		4,000	42,144	—	2,868	4,000	45,012	49,012	(7,062)	41,950	2013/14	2015
Crosswinds	Jackson, MS	—		1,535	13,826	—	6,870	1,535	20,696	22,231	(15,016)	7,215	1989	1996
Pear Orchard	Jackson, MS	—		1,351	12,168	—	7,808	1,351	19,976	21,327	(15,389)	5,938	1985	1994
Reflection Pointe	Jackson, MS	—		710	8,770	138	8,547	848	17,317	18,165	(12,990)	5,175	1986	1988
Lakeshore Landing	Ridgeland, MS	—		676	6,284	—	4,257	676	10,541	11,217	(5,812)	5,405	1974	1994
Colonial Village at Beaver Creek	Apex, NC	—		7,491	34,863	—	2,929	7,491	37,792	45,283	(11,386)	33,897	2007	2013
Hermitage at Beechtree	Cary, NC	—		900	8,099	—	5,442	900	13,541	14,441	(9,487)	4,954	1988	1997
Waterford Forest	Cary, NC	—	(2)	4,000	20,250	—	4,893	4,000	25,143	29,143	(12,793)	16,350	1996	2005
MAA 1225	Charlotte, NC	—		9,612	22,342	—	29,659	9,612	52,001	61,613	(12,555)	49,058	2010	2010
MAA Ayrsley	Charlotte, NC	—		2,481	52,119	—	15,776	2,481	67,895	70,376	(18,765)	51,611	2008	2013
MAA Ballantyne	Charlotte, NC	—		16,216	44,817	—	3,373	16,216	48,190	64,406	(7,866)	56,540	2004	2016
MAA Beverly Crest	Charlotte, NC	—		3,161	24,004	—	3,991	3,161	27,995	31,156	(8,526)	22,630	1996	2013
MAA Chancellor Park	Charlotte, NC	—		5,311	28,016	—	5,195	5,311	33,211	38,522	(10,515)	28,007	1999	2013
MAA City Grand	Charlotte, NC	—		1,620	17,499	—	1,233	1,620	18,732	20,352	(5,494)	14,858	2005	2013
MAA Enclave	Charlotte, NC	—		1,461	18,984	—	1,881	1,461	20,865	22,326	(5,651)	16,675	2008	2013
MAA Gateway	Charlotte, NC	—		17,528	57,444	—	6,189	17,528	63,633	81,161	(11,000)	70,161	2000	2016
MAA Legacy Park	Charlotte, NC	—		2,891	28,272	—	3,600	2,891	31,872	34,763	(9,899)	24,864	2001	2013
MAA Prosperity Creek	Charlotte, NC	—		4,591	27,713	—	2,616	4,591	30,329	34,920	(9,662)	25,258	2005	2013
MAA Reserve	Charlotte, NC	—		4,628	44,282	—	13,450	4,628	57,732	62,360	(9,812)	52,548	2013	2013
MAA South Line	Charlotte, NC	—		18,835	58,795	—	3,374	18,835	62,169	81,004	(9,182)	71,822	2009	2016
MAA South Park	Charlotte, NC	—		20,869	65,517	—	6,145	20,869	71,662	92,531	(11,933)	80,598	1996	2016
MAA South Tryon	Charlotte, NC	—		2,260	19,489	—	2,780	2,260	22,269	24,529	(6,982)	17,547	2002	2013
MAA Timbercrest	Charlotte, NC	—		2,901	17,192	—	3,396	2,901	20,588	23,489	(6,183)	17,306	2000	2013
MAA University Lake	Charlotte, NC	—		3,250	31,389	—	5,150	3,250	36,539	39,789	(11,864)	27,925	1998	2013
MAA Uptown	Charlotte, NC	—		10,888	30,078	—	2,798	10,888	32,876	43,764	(5,527)	38,237	2000	2016
MAA Cornelius	Cornelius, NC	—		4,571	29,151	—	2,124	4,571	31,275	35,846	(10,161)	25,685	2009	2013
Colonial Grand at Patterson Place	Durham, NC	—		2,590	27,126	—	3,819	2,590	30,945	33,535	(9,593)	23,942	1997	2013
Colonial Grand at Research Park	Durham, NC	—		4,201	37,682	—	4,008	4,201	41,690	45,891	(13,146)	32,745	2002	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2020
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Colonial Village at Deerfield	Durham, NC	—		3,271	15,609	—	2,004	3,271	17,613	20,884	(6,425)	14,459	1985	2013
MAA Huntersville	Huntersville, NC	—		4,251	31,948	—	3,712	4,251	35,660	39,911	(11,287)	28,624	2008	2013
MAA Fifty-One	Matthews, NC	—		3,071	21,830	—	6,066	3,071	27,896	30,967	(9,892)	21,075	2008	2013
MAA Matthews Commons	Matthews, NC	—		3,690	28,536	—	2,672	3,690	31,208	34,898	(9,824)	25,074	2008	2013
Reserve at Arringdon	Morrisville, NC	—		6,401	31,134	—	4,204	6,401	35,338	41,739	(11,039)	30,700	2003	2013
Colonial Grand at Brier Creek	Raleigh, NC	—		7,372	50,202	—	2,977	7,372	53,179	60,551	(15,996)	44,555	2010	2013
Colonial Grand at Brier Falls	Raleigh, NC	—		6,572	48,910	—	2,760	6,572	51,670	58,242	(15,174)	43,068	2008	2013
Colonial Grand at Crabtree Valley	Raleigh, NC	—		2,241	18,434	—	2,511	2,241	20,945	23,186	(6,105)	17,081	1997	2013
Colonial Grand at Trinity Commons	Raleigh, NC	—		5,232	45,138	—	5,068	5,232	50,206	55,438	(16,100)	39,338	2000/02	2013
Hue	Raleigh, NC	—		3,690	29,910	—	2,579	3,690	32,489	36,179	(8,967)	27,212	2009	2010
Post Parkside at Wade	Raleigh, NC	—		7,196	51,972	—	2,687	7,196	54,659	61,855	(8,476)	53,379	2011	2016
Post Parkside at Wade II	Raleigh, NC	—		9,450	46,316	587	2,209	10,037	48,525	58,562	(11,932)	46,630	2017	2016
Post Parkside at Wade III	Raleigh, NC	—		2,200	—	—	22,407	2,200	22,407	24,607	(1,142)	23,465	2019	2016
Preserve at Brier Creek	Raleigh, NC	—		5,850	21,980	(19)	26,755	5,831	48,735	54,566	(21,121)	33,445	2004	2006
Providence at Brier Creek	Raleigh, NC	—		4,695	29,007	—	2,437	4,695	31,444	36,139	(13,463)	22,676	2007	2008
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	2,303	4,091	32,129	36,220	(10,207)	26,013	2009	2013
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	4,318	4,909	29,961	34,870	(9,973)	24,897	2007	2013
Tanglewood	Anderson, SC	—		427	3,853	—	2,741	427	6,594	7,021	(5,376)	1,645	1980	1994
1201 Midtown	Charleston, SC	—		11,929	57,885	—	954	11,929	58,839	70,768	(7,130)	63,638	2015	2016
1201 Midtown II	Charleston, SC	—		6,750	5,874	—	16,451	6,750	22,325	29,075	(1,600)	27,475	2018	2016
Colonial Grand at Cypress Cove	Charleston, SC	—		3,610	28,645	—	2,717	3,610	31,362	34,972	(10,031)	24,941	2001	2013
Colonial Village at Hampton Pointe	Charleston, SC	—		3,971	22,790	—	6,965	3,971	29,755	33,726	(9,304)	24,422	1986	2013
Colonial Village at Westchase	Charleston, SC	—		4,571	20,091	—	4,839	4,571	24,930	29,501	(8,766)	20,735	1985	2013
Quarterdeck at James Island	Charleston, SC	—		920	24,097	—	6,473	920	30,570	31,490	(9,639)	21,851	1987	2013
River's Walk	Charleston, SC	—		8,831	39,430	—	2,523	8,831	41,953	50,784	(6,852)	43,932	2013/16	2013
Paddock Club Columbia	Columbia, SC	—		1,840	16,560	—	5,170	1,840	21,730	23,570	(15,547)	8,023	1991	1997
The Fairways	Columbia, SC	—		910	8,207	—	3,428	910	11,635	12,545	(9,073)	3,472	1992	1994
Colonial Village at Windsor Place	Goose Creek, SC	—		1,321	14,163	—	3,765	1,321	17,928	19,249	(6,376)	12,873	1985	2013
Highland Ridge	Greenville, SC	—		482	4,337	—	2,998	482	7,335	7,817	(5,123)	2,694	1984	1995
Howell Commons	Greenville, SC	—		1,304	11,740	—	4,415	1,304	16,155	17,459	(11,843)	5,616	1987	1997
Innovation Apartment Homes	Greenville, SC	—		4,437	52,026	—	2,223	4,437	54,249	58,686	(8,075)	50,611	2015	2016
Paddock Club Greenville	Greenville, SC	—		1,200	10,800	—	3,149	1,200	13,949	15,149	(9,730)	5,419	1996	1997
Park Haywood	Greenville, SC	—		325	2,925	35	4,767	360	7,692	8,052	(5,857)	2,195	1983	1993
Spring Creek	Greenville, SC	—		597	5,374	(14)	2,973	583	8,347	8,930	(6,216)	2,714	1985	1995
The Greene	Greenville, SC	—		5,420	66,546	7	600	5,427	67,146	72,573	(2,072)	70,501	2019	2019
Runaway Bay	Mt. Pleasant, SC	—		1,085	7,269	12	6,622	1,097	13,891	14,988	(10,344)	4,644	1988	1995
Colonial Grand at Commerce Park	North Charleston, SC	—		2,780	33,966	—	3,514	2,780	37,480	40,260	(11,287)	28,973	2008	2013
535 Brookwood	Simpsonville, SC	—		1,216	18,666	—	2,222	1,216	20,888	22,104	(7,605)	14,499	2008	2010
Park Place	Spartanburg, SC	—		723	6,504	—	2,811	723	9,315	10,038	(6,870)	3,168	1987	1997
Colonial Village at Waters Edge	Summerville, SC	—		2,103	9,187	—	4,537	2,103	13,724	15,827	(5,627)	10,200	1985	2013
Farmington Village	Summerville, SC	—		2,800	26,295	—	2,963	2,800	29,258	32,058	(13,242)	18,816	2007	2007
Hamilton Pointe	Chattanooga, TN	—		1,131	10,632	—	6,688	1,131	17,320	18,451	(8,622)	9,829	1989	1992
Hidden Creek	Chattanooga, TN	—		972	8,954	—	6,875	972	15,829	16,801	(7,757)	9,044	1987	1988
Steeplechase	Chattanooga, TN	—		217	1,957	—	4,220	217	6,177	6,394	(3,835)	2,559	1986	1991
Windridge	Chattanooga, TN	—		817	7,416	—	4,398	817	11,814	12,631	(8,498)	4,133	1984	1997
Kirby Station	Memphis, TN	—		1,148	10,337	—	10,378	1,148	20,715	21,863	(15,153)	6,710	1978	1994
Lincoln on the Green	Memphis, TN	—		1,498	20,483	—	16,721	1,498	37,204	38,702	(27,617)	11,085	1992	1994
Park Estate	Memphis, TN	—		178	1,141	—	3,587	178	4,728	4,906	(3,482)	1,424	1974	1977
Reserve at Dexter Lake	Memphis, TN	—		1,260	16,043	2,147	43,880	3,407	59,923	63,330	(30,350)	32,980	2000	1998
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	4,044	915	18,818	19,733	(10,577)	9,156	1999	1998
Acklen West End	Nashville, TN	—		12,761	58,906	—	1,714	12,761	60,620	73,381	(6,643)	66,738	2015	2017
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	2,747	4,950	30,800	35,750	(9,845)	25,905	2010	2011
Avondale at Kennesaw	Nashville, TN	—		3,456	22,443	—	4,011	3,456	26,454	29,910	(9,468)	20,442	2008	2010
Brentwood Downs	Nashville, TN	—		1,193	10,739	(2)	8,946	1,191	19,685	20,876	(13,542)	7,334	1986	1994
Charlotte at Midtown	Nashville, TN	—		7,898	54,480	—	1,692	7,898	56,172	64,070	(6,139)	57,931	2016	2017
Colonial Grand at Bellevue	Nashville, TN	—		17,278	64,196	(2)	5,577	17,276	69,773	87,049	(17,249)	69,800	1996/ 2015	2013
Grande View Nashville	Nashville, TN	—		2,963	33,673	—	8,777	2,963	42,450	45,413	(22,334)	23,079	2001	1998
Monthaven Park	Nashville, TN	—		2,736	28,902	—	6,246	2,736	35,148	37,884	(19,946)	17,938	2000	2004
Park at Hermitage	Nashville, TN	—		1,524	14,800	—	8,839	1,524	23,639	25,163	(18,064)	7,099	1987	1995
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	52,837	6,670	52,837	59,507	(11,775)	47,732	2012	2010
Verandas at Sam Ridley	Nashville, TN	—		3,350	28,308	—	3,892	3,350	32,200	35,550	(11,401)	24,149	2009	2010
Balcones Woods	Austin, TX	—		1,598	14,398	—	9,785	1,598	24,183	25,781	(17,292)	8,489	1983	1997
Colonial Grand at Canyon Creek	Austin, TX	—		3,621	32,137	—	2,212	3,621	34,349	37,970	(10,837)	27,133	2008	2013
Colonial Grand at Canyon Pointe	Austin, TX	—		3,778	20,201	—	2,780	3,778	22,981	26,759	(7,995)	18,764	2003	2013
Colonial Grand at Double Creek	Austin, TX	—		3,131	29,375	—	1,284	3,131	30,659	33,790	(9,669)	24,121	2013	2013
Colonial Grand at Onion Creek	Austin, TX	—		4,902	33,010	—	2,682	4,902	35,692	40,594	(11,464)	29,130	2009	2013
Colonial Grand at Wells Branch	Austin, TX	—	(3)	3,094	32,283	294	2,287	3,388	34,570	37,958	(10,328)	27,630	2008	2013
Colonial Village at Quarry Oaks	Austin, TX	—		4,621	34,461	—	7,297	4,621	41,758	46,379	(14,463)	31,916	1996	2013
Grand Reserve at Sunset Valley	Austin, TX	—		3,150	11,393	—	4,064	3,150	15,457	18,607	(8,415)	10,192	1996	2004
Legacy at Western Oaks	Austin, TX	—	(1)	9,100	49,339	—	1,619	9,100	50,958	60,058	(15,957)	44,101	2001	2009
Post Barton Creek	Austin, TX	—		8,683	21,497	—	1,779	8,683	23,276	31,959	(4,315)	27,644	1998	2016
Post Park Mesa	Austin, TX	—		4,653	19,828	—	1,326	4,653	21,154	25,807	(3,423)	22,384	1992	2016
Post South Lamar	Austin, TX	—		11,542	41,293	—	3,704	11,542	44,997	56,539	(8,822)	47,717	2011	2016
Post South Lamar II	Austin, TX	—		9,000	32,800	—	20,134	9,000	52,934	61,934	(5,292)	56,642	2017	2016
Post West Austin	Austin, TX	—	(3)	7,805	48,843	—	2,203	7,805	51,046	58,851	(9,935)	48,916	2009	2016
Silverado at Brushy Creek	Austin, TX	—		2,900	24,009	—	4,788	2,900	28,797	31,697	(14,486)	17,211	2003	2006

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2020
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Sixty 600	Austin, TX	—		2,281	6,169	—	7,794	2,281	13,963	16,244	(9,297)	6,947	1987	1995
Stassney Woods	Austin, TX	—		1,621	7,501	—	8,403	1,621	15,904	17,525	(10,580)	6,945	1985	1995
The Woods on Barton Skyway	Austin, TX	—		1,405	12,769	—	12,043	1,405	24,812	26,217	(12,214)	14,003	1977	1997
Colonial Village at Shoal Creek	Bedford, TX	—		4,982	27,377	—	4,463	4,982	31,840	36,822	(10,699)	26,123	1996	2013
Colonial Village at Willow Creek	Bedford, TX	—		3,109	33,488	—	8,965	3,109	42,453	45,562	(14,258)	31,304	1996	2013
Colonial Grand at Hebron	Carrollton, TX	—		4,231	42,237	—	2,316	4,231	44,553	48,784	(12,640)	36,144	2011	2013
Colonial Grand at Silverado	Cedar Park, TX	—		3,282	24,935	—	1,846	3,282	26,781	30,063	(8,371)	21,692	2005	2013
Colonial Grand at Silverado Reserve	Cedar Park, TX	—		3,951	31,705	—	2,588	3,951	34,293	38,244	(10,495)	27,749	2005	2013
Grand Cypress	Cypress, TX	—		3,881	24,267	—	1,814	3,881	26,081	29,962	(6,036)	23,926	2008	2013
Colonial Reserve at Medical District	Dallas, TX	—		4,050	33,779	—	2,815	4,050	36,594	40,644	(10,055)	30,589	2007	2013
Courtyards at Campbell	Dallas, TX	—		988	8,893	—	4,327	988	13,220	14,208	(9,130)	5,078	1986	1998
Deer Run	Dallas, TX	—		1,252	11,271	—	5,034	1,252	16,305	17,557	(11,804)	5,753	1985	1998
Grand Courtyards	Dallas, TX	—		2,730	22,240	—	4,848	2,730	27,088	29,818	(13,175)	16,643	2000	2006
Legends at Lowe's Farm	Dallas, TX	—		5,016	41,091	—	2,916	5,016	44,007	49,023	(14,543)	34,480	2008	2011
MAA Frisco Bridges I/III	Dallas, TX	—		8,745	66,571	—	3,896	8,745	70,467	79,212	(16,574)	62,638	2009/13	2013
MAA McKinney Avenue	Dallas, TX	—		13,178	24,048	—	4,248	13,178	28,296	41,474	(4,339)	37,135	1996	2016
MAA McKinney Avenue II	Dallas, TX	—		13,621	8,608	—	2,726	13,621	11,334	24,955	(1,984)	22,971	1993	2016
MAA McKinney Avenue III	Dallas, TX	—		7,966	7,471	—	1,936	7,966	9,407	17,373	(1,565)	15,808	1996	2016
MAA Worthington	Dallas, TX	—		13,713	43,268	—	6,056	13,713	49,324	63,037	(7,368)	55,669	1993/ 2008	2016
Post Abbey	Dallas, TX	—		2,711	4,369	—	403	2,711	4,772	7,483	(813)	6,670	1996	2016
Post Addison Circle	Dallas, TX	—		12,308	189,419	—	15,002	12,308	204,421	216,729	(33,343)	183,386	1998-2000	2016
Post Cole's Corner	Dallas, TX	—		13,030	14,383	—	2,975	13,030	17,358	30,388	(3,309)	27,079	1998	2016
Post Eastside	Dallas, TX	—		7,134	58,095	—	2,393	7,134	60,488	67,622	(10,636)	56,986	2008	2016
Post Gallery	Dallas, TX	—		4,391	7,910	—	1,079	4,391	8,989	13,380	(1,852)	11,528	1999	2016
Post Heights	Dallas, TX	—		26,245	37,922	—	2,420	26,245	40,342	66,587	(7,074)	59,513	1998-1999/2009	2016
Post Katy Trail	Dallas, TX	—		10,333	32,456	—	1,374	10,333	33,830	44,163	(5,130)	39,033	2010	2016
Post Legacy	Dallas, TX	—	(3)	6,575	55,277	—	4,781	6,575	60,058	66,633	(9,694)	56,939	2000	2016
Post Meridian	Dallas, TX	—		8,780	13,654	—	839	8,780	14,493	23,273	(2,611)	20,662	1991	2016
Post Uptown Village	Dallas, TX	—		34,974	33,213	—	5,969	34,974	39,182	74,156	(7,154)	67,002	1995-2000	2016
Watermark	Dallas, TX	—	(2)	960	14,438	—	3,080	960	17,518	18,478	(9,748)	8,730	2002	2004
Colonial Grand at Bear Creek	Euless, TX	—		6,453	30,048	—	3,637	6,453	33,685	40,138	(11,649)	28,489	1998	2013
Colonial Grand at Fairview	Fairview, TX	—		2,171	35,077	—	1,391	2,171	36,468	38,639	(10,300)	28,339	2012	2013
La Valencia at Starwood	Frisco, TX	—		3,240	26,069	—	2,041	3,240	28,110	31,350	(10,144)	21,206	2009	2010
Colonial Village at Grapevine	Grapevine, TX	—		2,351	29,757	—	6,985	2,351	36,742	39,093	(11,674)	27,419	1985/86	2013
Greenwood Forest	Houston, TX	—		3,465	23,482	—	1,685	3,465	25,167	28,632	(6,907)	21,725	1994	2013
Legacy Pines	Houston, TX	—	(2)	2,157	19,066	(15)	4,172	2,142	23,238	25,380	(13,617)	11,763	1999	2003
Park Place Houston	Houston, TX	—		2,061	15,830	—	3,221	2,061	19,051	21,112	(9,071)	12,041	1996	2007
Post 510	Houston, TX	—		7,227	33,366	—	931	7,227	34,297	41,524	(6,287)	35,237	2014	2016
Post at Afton Oaks	Houston, TX	—		11,503	65,469	—	4,129	11,503	69,598	81,101	(14,474)	66,627	2017	2016
Post Midtown Square	Houston, TX	—		19,038	89,570	—	4,708	19,038	94,278	113,316	(16,178)	97,138	1999/ 2013	2016
Ranchstone	Houston, TX	—		1,480	14,807	—	3,343	1,480	18,150	19,630	(8,367)	11,263	1996	2007
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	4,551	1,968	24,479	26,447	(11,956)	14,491	1999	2006
Retreat at Vintage Park	Houston, TX	—	(3)	8,211	40,352	—	1,704	8,211	42,056	50,267	(6,774)	43,493	2014	2014
Yale at 6th	Houston, TX	—	(1)	13,107	62,764	—	2,109	13,107	64,873	77,980	(8,309)	69,671	2015	2016
Cascade at Fall Creek	Humble, TX	—		5,985	40,011	—	3,599	5,985	43,610	49,595	(19,437)	30,158	2007	2007
Bella Casita	Irving, TX	—	(2)	2,521	26,432	—	3,894	2,521	30,326	32,847	(10,396)	22,451	2007	2010
Colonial Grand at Valley Ranch	Irving, TX	—		5,072	37,397	—	13,787	5,072	51,184	56,256	(17,704)	38,552	1997	2013
Colonial Reserve at Las Colinas	Irving, TX	—	(1)	3,902	40,691	—	2,411	3,902	43,102	47,004	(11,879)	35,125	2006	2013
Remington Hills	Irving, TX	—		4,390	21,822	—	12,573	4,390	34,395	38,785	(10,890)	27,895	1984	2013
Colonial Village at Oakbend	Lewisville, TX	—		5,598	28,616	—	5,700	5,598	34,316	39,914	(11,122)	28,792	1997	2013
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	5,658	1,130	33,716	34,846	(12,315)	22,531	2009	2010
Venue at Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	2,444	4,034	21,972	26,006	(5,556)	20,450	2000	2013
Cityscape at Market Center	Plano, TX	—		16,894	110,705	—	4,076	16,894	114,781	131,675	(17,834)	113,841	2013/15	2014
Highwood	Plano, TX	—		864	7,783	—	3,395	864	11,178	12,042	(7,906)	4,136	1983	1998
Los Rios Park	Plano, TX	—		3,273	28,823	—	7,115	3,273	35,938	39,211	(20,443)	18,768	2000	2003
Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	7,050	3,382	33,980	37,362	(17,563)	19,799	1999	2005
Copper Ridge	Roanoke, TX	—		3,336	—	—	22,762	3,336	22,762	26,098	(7,161)	18,937	2009	2008
Copper Ridge II	Roanoke, TX	—		830	—	—	25,427	830	25,427	26,257	(1,012)	25,245	2020	2008
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	2,661	5,511	38,902	44,413	(12,248)	32,165	2009	2013
Colonial Grand at Round Rock	Round Rock, TX	—		4,691	45,379	—	3,064	4,691	48,443	53,134	(14,797)	38,337	1997	2013
Colonial Village at Sierra Vista	Round Rock, TX	—		2,561	16,488	—	4,290	2,561	20,778	23,339	(7,251)	16,088	1999	2013
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	3,158	2,380	30,140	32,520	(10,753)	21,767	2009	2011
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	1,796	4,257	38,555	42,812	(6,544)	36,268	2014	2014
Haven at Blanco	San Antonio, TX	—		5,450	45,958	(39)	3,940	5,411	49,898	55,309	(14,877)	40,432	2010	2012
Stone Ranch at Westover Hills	San Antonio, TX	—		4,000	24,992	—	3,444	4,000	28,436	32,436	(10,973)	21,463	2009	2009
Cypresswood Court	Spring, TX	—	(2)	576	5,190	—	4,876	576	10,066	10,642	(6,274)	4,368	1984	1994
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	3,260	1,918	19,106	21,024	(10,306)	10,718	1996	2004
Green Tree Place	Woodlands, TX	—	(2)	539	4,850	—	3,797	539	8,647	9,186	(6,452)	2,734	1984	1994
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	1,739	11,044	38,428	49,472	(6,655)	42,817	2013	2014
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	3,864	5,280	35,205	40,485	(11,284)	29,201	2002	2012
Apartments at Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	3,035	10,990	51,731	62,721	(9,495)	53,226	2012	2016
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	2,926	4,842	24,603	29,445	(6,988)	22,457	1980	2013
Seasons at Celebrate Virginia	Fredericksburg, VA	—		14,490	32,083	—	40,576	14,490	72,659	87,149	(17,743)	69,406	2011	2011
Station Square at Cosner's Corner	Fredericksburg, VA	—		12,825	51,078	—	1,895	12,825	52,973	65,798	(9,454)	56,344	2013/16	2013
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	3,890	4,851	25,568	30,419	(7,916)	22,503	1986	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2020
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (4)	Accumulated Depreciation (5)	Net	Date of Construction	Date Acquired
Colonial Village at West End	Glen Allen, VA	—		4,661	18,908	—	3,203	4,661	22,111	26,772	(6,900)	19,872	1987	2013
Township	Hampton, VA	—		1,509	8,189	—	8,610	1,509	16,799	18,308	(11,803)	6,505	1987	1995
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	5,267	6,733	34,488	41,221	(11,295)	29,926	1989	2013
Radius	Newport News, VA	—		5,040	36,481	—	3,515	5,040	39,996	45,036	(6,344)	38,692	2012	2015
Ashley Park	Richmond, VA	—		4,761	13,365	—	2,960	4,761	16,325	21,086	(5,791)	15,295	1988	2013
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	4,209	6,021	33,213	39,234	(10,660)	28,574	1984	2013
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	6,270	4,930	41,868	46,798	(13,740)	33,058	2003	2011
Retreat at West Creek	Richmond, VA	—		7,112	36,136	—	2,811	7,112	38,947	46,059	(5,868)	40,191	2015	2015
Retreat at West Creek II	Richmond, VA	—		3,000	—	—	12,242	3,000	12,242	15,242	(1,165)	14,077	2017	2015
Post Carlyle Square	Washington D.C.	—		29,728	154,309	—	4,026	29,728	158,335	188,063	(24,500)	163,563	2006/13	2016
Post Corners at Trinity Center	Washington D.C.	—		7,664	70,012	—	2,418	7,664	72,430	80,094	(11,401)	68,693	1996	2016
Post Fallsgrove	Washington D.C.	—		17,524	58,896	—	3,677	17,524	62,573	80,097	(10,264)	69,833	2003	2016
Post Park	Washington D.C.	—		5,355	79,842	—	2,552	5,355	82,394	87,749	(16,666)	71,083	2010	2016
Post Pentagon Row	Washington D.C.	—		30,452	125,091	—	11,360	30,452	136,451	166,903	(21,740)	145,163	2001	2016
Post Tysons Corner	Washington D.C.	—		30,776	82,021	—	5,131	30,776	87,152	117,928	(13,561)	104,367	1990	2016
Total Residential Properties		6,588		1,820,908	9,941,939	5,217	1,881,901	1,826,125	11,823,840	13,649,965	(3,360,649)	10,289,316
Colonial Promenade at Huntsville Retail	Huntsville, AL	—		1,748	—	(1,300)	—	448	—	448	—	448	2017	2013
220 Riverside Retail	Jacksonville, FL	—		119	2,902	—	231	119	3,133	3,252	(149)	3,103	2015	2019
Post Parkside Orlando Retail	Orlando, FL	—		742	11,924	—	1,213	742	13,137	13,879	(2,131)	11,748	1999	2016
Post Harbour Place Retail	Tampa, FL	—		386	4,315	—	361	386	4,676	5,062	(738)	4,324	1997	2016
Post Rocky Point Retail	Tampa, FL	—		34	51	—	398	34	449	483	(147)	336	1994-1996	2016
Post Soho Square Retail	Tampa, FL	—		268	4,033	—	13	268	4,046	4,314	(893)	3,421	2012	2016
MAA Buckhead Retail	Atlanta, GA	—		867	3,465	—	802	867	4,267	5,134	(1,077)	4,057	2012	2012
MAA Piedmont Park Retail	Atlanta, GA	—		426	1,089	—	21	426	1,110	1,536	(195)	1,341	1999	2016
MAA Riverside Office	Atlanta, GA	—		9,680	22,108	—	9,107	9,680	31,215	40,895	(6,079)	34,816	1996	2016
MAA Riverside Retail	Atlanta, GA	—		889	2,340	—	2,574	889	4,914	5,803	(694)	5,109	1996	2016
Post Training Facility	Atlanta, GA	—		1,092	968	—	32	1,092	1,000	2,092	(325)	1,767	1999	2016
MAA West Village Retail	Smyrna, GA	—		2,500	8,446	908	1,500	3,408	9,946	13,354	(2,109)	11,245	2012	2014
The Denton Retail	Kansas City, MO	—		700	4,439	—	731	700	5,170	5,870	(808)	5,062	2014	2015
MAA 1225 Retail	Charlotte, NC	—		43	199	9	242	52	441	493	(157)	336	2010	2010
MAA Gateway Retail	Charlotte, NC	—		318	1,430	—	26	318	1,456	1,774	(280)	1,494	2000	2016
MAA South Line Retail	Charlotte, NC	—		470	1,289	—	122	470	1,411	1,881	(271)	1,610	2009	2016
MAA Uptown Retail	Charlotte, NC	—		319	1,144	—	11	319	1,155	1,474	(199)	1,275	1998	2016
Post Uptown Leasing Center	Charlotte, NC	—		1,290	1,488	—	146	1,290	1,634	2,924	(258)	2,666	1998	2016
Hue Retail	Raleigh, NC	—		—	2,129	—	64	—	2,193	2,193	(177)	2,016	2010	2018
Post Parkside at Wade Retail	Raleigh, NC	—		317	4,552	—	84	317	4,636	4,953	(1,009)	3,944	2011	2016
The Greene Retail	Greenville, SC	—		—	—	—	—	—	—	—	—	—	2019	2019
Post South Lamar Retail	Austin, TX	—		421	3,072	—	574	421	3,646	4,067	(567)	3,500	2011	2016
MAA Frisco Bridges Retail	Dallas, TX	—		779	6,593	—	668	779	7,261	8,040	(1,335)	6,705	2009	2016
MAA McKinney Avenue Retail	Dallas, TX	—		1,581	5,982	—	285	1,581	6,267	7,848	(1,052)	6,796	1996	2016
MAA Worthington Retail	Dallas, TX	—		108	495	—	370	108	865	973	(107)	866	1993/ 2008	2016
Post Addison Circle Office	Dallas, TX	—		1,395	4,280	—	828	1,395	5,108	6,503	(1,257)	5,246	1998-2000	2016
Post Addison Circle Retail	Dallas, TX	—		448	21,386	—	1,951	448	23,337	23,785	(4,583)	19,202	1998-2000	2016
Post Coles Corner Retail	Dallas, TX	—		347	716	—	75	347	791	1,138	(159)	979	1998	2016
Post Eastside Retail	Dallas, TX	—		682	10,645	—	397	682	11,042	11,724	(1,866)	9,858	2008	2016
Post Heights Retail	Dallas, TX	—		1,066	3,314	—	152	1,066	3,466	4,532	(615)	3,917	1997	2016
Post Katy Trail Retail	Dallas, TX	—		465	4,883	—	81	465	4,964	5,429	(783)	4,646	2010	2016
Post Legacy Retail	Dallas, TX	—		150	3,334	—	378	150	3,712	3,862	(569)	3,293	2000	2016
Post Midtown Square Retail	Houston, TX	—		1,327	16,005	—	372	1,327	16,377	17,704	(2,614)	15,090	1999/ 2013	2016
Rise Condo Devel LP Retail	Houston, TX	—		—	2,280	—	56	—	2,336	2,336	(397)	1,939	1999/ 2013	2016
Bella Casita at Las Colinas Retail	Irving, TX	—	(2)	46	186	—	176	46	362	408	(118)	290	2007	2010
Times Square at Craig Ranch Retail	McKinney, TX	—		253	1,310	—	4,010	253	5,320	5,573	(940)	4,633	2009	2010
Post Carlyle Square Retail	Washington D.C.	—		1,048	7,930	—	57	1,048	7,987	9,035	(1,315)	7,720	2006/16	2016
Post Park Maryland Retail	Washington D.C.	—		25	137	—	—	25	137	162	(19)	143	2007	2016
Total Retail / Commercial Properties		—		32,349	170,859	(383)	28,108	31,966	198,967	230,933	(35,992)	194,941
Novel Val Vista	Gilbert, AZ	—		—	—	7,284	5,670	7,284	5,670	12,954	—	12,954	N/A	2020
Novel Midtown	Phoenix, AZ	—		9,381	—	—	62,922	9,381	62,922	72,303	—	72,303	N/A	2019
MAA Frisco Bridges II	Dallas, TX	—		6,100	—	—	59,145	6,100	59,145	65,245	(1,049)	64,196	N/A	2016
MAA Westglenn	Denver, CO	—		8,077	—	—	39,715	8,077	39,715	47,792	—	47,792	N/A	2018
MAA Windmill Hill	Austin, TX	—		—	—	5,006	5,131	5,006	5,131	10,137	—	10,137	N/A	2020
MAA Robinson	Orlando, FL	—		6,004	—	—	62,714	6,004	62,714	68,718	—	68,718	N/A	2018
Sand Lake	Orlando, FL	—		7,704	—	(69)	35,224	7,635	35,224	42,859	—	42,859	N/A	2019
Long Point	Houston, TX	—		9,031	—	—	22,206	9,031	22,206	31,237	—	31,237	N/A	2018
Total Active Development Properties		—		46,297	—	12,221	292,727	58,518	292,727	351,245	(1,049)	350,196
Total Properties		6,588		1,899,554	10,112,798	17,055	2,202,736	1,916,609	12,315,534	14,232,143	(3,397,690)	10,834,453
Total Land Held for Future Developments		—		60,993	—	—	—	60,993	—	60,993	—	60,993	N/A	Various
Total Properties in Predevelopment		—		—	—	12,572	2,396	12,572	2,396	14,968	(58)	14,910	Various	Various
Corporate Properties		—		—	—	—	30,791	—	30,791	30,791	(17,357)	13,434	Various	Various
Total Other		—		60,993	—	12,572	33,187	73,565	33,187	106,752	(17,415)	89,337
Total Real Estate Assets, net of Real Estate Joint Venture		$6,588		$1,960,547	$10,112,798	$29,627	$2,235,923	$1,990,174	$12,348,721	$14,338,895	$(3,415,105)	$10,923,790
(1)	Encumbered by a $172.0 million secured property mortgage, with a fixed interest rate of 4.44%, which matures on January 10, 2049.
(2)	Encumbered by a $118.8 million secured property mortgage, with a fixed interest rate of 5.08%, which matures on June 10, 2021.
(3)	Encumbered by a $191.3 million secured property mortgage, with a fixed interest rate of 4.43%, which matures on February 10, 2049.
(4)

The aggregate cost for federal income tax purposes was approximately $11.5 billion at December 31, 2020. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(5)

Depreciation is recognized on a straight-line basis over the estimated useful asset life, which ranges from five to 40 years for land improvements and buildings, three to five years for furniture, fixtures and equipment and six months for the fair market value of residential leases.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

Years ended December 31, 2020, 2019 and 2018

The following table summarizes the Company’s changes in real estate investments and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	2020	2019	2018
Real estate investments:
Balance at beginning of year	$13,898,707	$13,656,807	$13,292,039
Acquisitions (1)	56,327	105,730	130,187
Less: FMV of leases included in acquisitions	—	(512)	(796)
Improvement and development	437,268	302,380	253,954
Disposition of real estate assets (2)	(53,407)	(165,698)	(18,577)
Balance at end of year	$14,338,895	$13,898,707	$13,656,807
Accumulated depreciation:
Balance at beginning of year	$2,955,253	$2,549,287	$2,075,071
Depreciation	508,746	493,674	485,654
Disposition of real estate assets (2)	(48,894)	(87,708)	(11,438)
Balance at end of year	$3,415,105	$2,955,253	$2,549,287

(1)	Includes non-cash activity related to acquisitions.
(2)	Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.