Form 10-Q
period 2021-03-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2021-04-29
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	April 26, 2021
Common Stock, $0.01 par value	114,486,784

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner.  Mid-America Apartment Communities, Inc. and its 96.6% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of March 31, 2021, MAA owned 114,408,949 OP Units (96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Real estate assets:
Land	$1,955,627	$1,929,181
Buildings and improvements and other	12,176,205	12,065,244
Development and capital improvements in progress	295,933	283,477
	14,427,765	14,277,902
Less: Accumulated depreciation	(3,544,517)	(3,415,105)
	10,883,248	10,862,797
Undeveloped land	34,548	60,993
Investment in real estate joint venture	43,211	43,325
Real estate assets, net	10,961,007	10,967,115

Cash and cash equivalents	32,620	25,198
Restricted cash	10,755	10,417
Other assets	187,996	192,061
Total assets	$11,192,378	$11,194,791

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,291,332	$4,077,373
Secured notes payable	366,253	485,339
Accrued expenses and other liabilities	497,432	528,274
Total liabilities	5,155,017	5,090,986

Redeemable common stock	17,828	15,397

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 114,408,949 and 114,373,727 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (1)	1,142	1,141
Additional paid-in capital	7,182,771	7,176,793
Accumulated distributions in excess of net income	(1,367,347)	(1,294,182)
Accumulated other comprehensive loss	(11,859)	(12,128)
Total MAA shareholders’ equity	5,804,716	5,871,633
Noncontrolling interests - Operating Partnership units	204,336	206,927
Total Company’s shareholders’ equity	6,009,052	6,078,560
Noncontrolling interests - consolidated real estate entities	10,481	9,848
Total equity	6,019,533	6,088,408
Total liabilities and equity	$11,192,378	$11,194,791

(1)

Number of shares issued and outstanding represent total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are 123,496 and 121,534, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenues:
Rental and other property revenues	$425,005	$418,098
Expenses:
Operating expenses, excluding real estate taxes and insurance	95,961	91,368
Real estate taxes and insurance	66,507	61,804
Depreciation and amortization	131,503	126,388
Total property operating expenses	293,971	279,560
Property management expenses	12,939	14,643
General and administrative expenses	12,979	13,264
Interest expense	39,672	43,482
Loss on sale of depreciable real estate assets	—	29
Loss on sale of non-depreciable real estate assets	—	376
Other non-operating expense	15,913	28,532
Income before income tax expense	49,531	38,212
Income tax expense	(999)	(667)
Income from continuing operations before real estate joint venture activity	48,532	37,545
Income from real estate joint venture	332	407
Net income	48,864	37,952
Net income attributable to noncontrolling interests	1,671	1,304
Net income available for shareholders	47,193	36,648
Dividends to MAA Series I preferred shareholders	922	922
Net income available for MAA common shareholders	$46,271	$35,726

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.40	$0.31

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.40	$0.31

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2021	2020
Net income	$48,864	$37,952
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	279	253
Total comprehensive income	49,143	38,205
Less: Comprehensive income attributable to noncontrolling interests	(1,681)	(1,313)
Comprehensive income attributable to MAA	$47,462	$36,892

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2021	2020
Net income	$48,864	$37,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,820	126,657
Loss on sale of depreciable real estate assets	—	29
Loss on sale of non-depreciable real estate assets	—	376
Loss on embedded derivative in preferred shares	15,108	27,638
Stock compensation expense	5,369	5,288
Amortization of debt issuance costs, discounts and premiums	1,344	1,157
Net change in operating accounts and other operating activities	(54,394)	(38,495)
Net cash provided by operating activities	148,111	160,602

Cash flows from investing activities:
Purchases of real estate and other assets	—	(5,004)
Capital improvements, development and other	(113,511)	(84,610)
Distributions from real estate joint ventures	114	—
Contributions to affiliates	—	(900)
Proceeds from disposition of real estate assets	898	525
Net cash used in investing activities	(112,499)	(89,989)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	130,000
Repayments of revolving credit facility	—	(30,000)
Net proceeds from (repayments of) commercial paper	213,000	(70,000)
Principal payments on notes payable	(119,154)	(1,740)
Distributions to noncontrolling interests	(4,159)	(4,067)
Dividends paid on common shares	(117,242)	(114,270)
Dividends paid on preferred shares	(922)	(922)
Net change in other financing activities	625	(1,108)
Net cash used in financing activities	(27,852)	(92,107)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,760	(21,494)
Cash, cash equivalents and restricted cash, beginning of period	35,615	70,541
Cash, cash equivalents and restricted cash, end of period	$43,375	$49,047

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$32,620	$34,508
Restricted cash	10,755	14,539
Total cash, cash equivalents and restricted cash	$43,375	$49,047

Supplemental disclosure of cash flow information:
Interest paid	$26,998	$25,730
Income taxes paid	81	34

Supplemental disclosure of noncash investing and financing activities:
Conversion of OP Units to shares of common stock	$232	$450
Accrued construction in progress	32,781	25,878
Interest capitalized	2,550	1,391

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except unit data)

	March 31, 2021	December 31, 2020
Assets
Real estate assets:
Land	$1,955,627	$1,929,181
Buildings and improvements and other	12,176,205	12,065,244
Development and capital improvements in progress	295,933	283,477
	14,427,765	14,277,902
Less: Accumulated depreciation	(3,544,517)	(3,415,105)
	10,883,248	10,862,797
Undeveloped land	34,548	60,993
Investment in real estate joint venture	43,211	43,325
Real estate assets, net	10,961,007	10,967,115

Cash and cash equivalents	32,620	25,198
Restricted cash	10,755	10,417
Other assets	187,996	192,061
Total assets	$11,192,378	$11,194,791

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,291,332	$4,077,373
Secured notes payable	366,253	485,339
Accrued expenses and other liabilities	497,432	528,274
Due to general partner	19	19
Total liabilities	5,155,036	5,091,005

Redeemable common units	17,828	15,397

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of March 31, 2021 and December 31, 2020, respectively	66,840	66,840
General partner, 114,408,949 and 114,373,727 OP Units outstanding as of March 31, 2021 and December 31, 2020, respectively (1)	5,750,074	5,817,270
Limited partners, 4,053,106 and 4,057,657 OP Units outstanding as of March 31, 2021 and December 31, 2020, respectively (1)	204,336	206,927
Accumulated other comprehensive loss	(12,217)	(12,496)
Total operating partners’ capital	6,009,033	6,078,541
Noncontrolling interests - consolidated real estate entities	10,481	9,848
Total equity	6,019,514	6,088,389
Total liabilities and equity	$11,192,378	$11,194,791

(1)

Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are 123,496 and 121,534, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2021	2020
Revenues:
Rental and other property revenues	$425,005	$418,098
Expenses:
Operating expenses, excluding real estate taxes and insurance	95,961	91,368
Real estate taxes and insurance	66,507	61,804
Depreciation and amortization	131,503	126,388
Total property operating expenses	293,971	279,560
Property management expenses	12,939	14,643
General and administrative expenses	12,979	13,264
Interest expense	39,672	43,482
Loss on sale of depreciable real estate assets	—	29
Loss on sale of non-depreciable real estate assets	—	376
Other non-operating expense	15,913	28,532
Income before income tax expense	49,531	38,212
Income tax expense	(999)	(667)
Income from continuing operations before real estate joint venture activity	48,532	37,545
Income from real estate joint venture	332	407
Net income	48,864	37,952
Distributions to MAALP preferred unitholders	922	922
Net income available for MAALP common unitholders	$47,942	$37,030

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.40	$0.31

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.40	$0.31

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2021	2020
Net income	$48,864	$37,952
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	279	253
Comprehensive income attributable to MAALP	$49,143	$38,205

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2021	2020
Net income	$48,864	$37,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,820	126,657
Loss on sale of depreciable real estate assets	—	29
Loss on sale of non-depreciable real estate assets	—	376
Loss on embedded derivative in preferred shares	15,108	27,638
Stock compensation expense	5,369	5,288
Amortization of debt issuance costs, discounts and premiums	1,344	1,157
Net change in operating accounts and other operating activities	(54,394)	(38,495)
Net cash provided by operating activities	148,111	160,602

Cash flows from investing activities:
Purchases of real estate and other assets	—	(5,004)
Capital improvements, development and other	(113,511)	(84,610)
Distributions from real estate joint ventures	114	—
Contributions to affiliates	—	(900)
Proceeds from disposition of real estate assets	898	525
Net cash used in investing activities	(112,499)	(89,989)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	130,000
Repayments of revolving credit facility	—	(30,000)
Net proceeds from (repayments of) commercial paper	213,000	(70,000)
Principal payments on notes payable	(119,154)	(1,740)
Distributions paid on common units	(121,401)	(118,337)
Distributions paid on preferred units	(922)	(922)
Net change in other financing activities	625	(1,108)
Net cash used in financing activities	(27,852)	(92,107)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,760	(21,494)
Cash, cash equivalents and restricted cash, beginning of period	35,615	70,541
Cash, cash equivalents and restricted cash, end of period	$43,375	$49,047

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$32,620	$34,508
Restricted cash	10,755	14,539
Total cash, cash equivalents and restricted cash	$43,375	$49,047

Supplemental disclosure of cash flow information:
Interest paid	$26,998	$25,730
Income taxes paid	81	34

Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$32,781	$25,878
Interest capitalized	2,550	1,391

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

As of March 31, 2021, MAA owned 114,408,949 OP Units (or 96.6% of the total number of OP Units).  MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of March 31, 2021, the Company owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture.  As of March 31, 2021, the Company also had seven development communities under construction totaling 2,259 apartment units once complete.  Total expected costs for the seven development projects are $528.0 million, of which $334.3 million had been incurred through March 31, 2021.  The Company expects to complete four of these developments in 2021, two developments in 2022 and one development in 2023. As of March 31, 2021, 32 of the Company’s apartment communities included retail components. The Company’s apartment communities were located across 16 states and the District of Columbia as of March 31, 2021.

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

Noncontrolling Interests

As of March 31, 2021, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities.  The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s three consolidated real estate entities are owned by private real estate companies that are generally responsible for the development and construction of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest.  The entities were determined to be VIE’s with the Company designated as the primary beneficiary.  As a result, the accounts of the entities are consolidated by the Company.  As of March 31, 2021, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $148.2 million and $11.9 million, respectively.  As of December 31, 2020, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $128.9 million and $8.1 million, respectively.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and two technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $43.2 million and $43.3 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, the Company’s investments in the technology-focused limited partnerships were $24.7 million and $23.0 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2021, the Company was committed until February 2025 to make additional capital contributions totaling $19.2 million if and when called by the general partners of the limited partnerships.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis.  As of March 31, 2021 and December 31, 2020, right-of-use assets recorded within “Other assets” totaled $48.9 million and $49.4 million, respectively, and related lease obligations recorded within “Accrued expenses and other liabilities” totaled $31.4 million and $31.7 million, respectively, in the Condensed Consolidated Balance Sheets.  As of March 31, 2021, the Company’s operating leases had a weighted average remaining lease term of approximately 32 years and a weighted average discount rate of approximately 4.4%. Lease expense recognized for the three months ended March 31, 2021 and 2020 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2021 and 2020 was also immaterial.

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

For the three months ended March 31, 2021 and 2020, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):
	Three months ended March 31,
	2021	2020
Calculation of Earnings per common share - basic
Net income	$48,864	$37,952
Net income attributable to noncontrolling interests	(1,671)	(1,304)
Unvested restricted stock (allocation of earnings)	(54)	(50)
Preferred dividends	(922)	(922)
Net income available for MAA common shareholders, adjusted	$46,217	$35,676

Weighted average common shares - basic	114,263	114,111
Earnings per common share - basic	$0.40	$0.31

Calculation of Earnings per common share - diluted
Net income	$48,864	$37,952
Net income attributable to noncontrolling interests (1)	(1,671)	(1,304)
Preferred dividends	(922)	(922)
Net income available for MAA common shareholders, adjusted	$46,271	$35,726

Weighted average common shares - basic	114,263	114,111
Effect of dilutive securities	312	383
Weighted average common shares - diluted	114,575	114,494
Earnings per common share - diluted	$0.40	$0.31
(1)	For the three months ended March 31, 2021 and 2020, 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three months ended March 31, 2021 and 2020, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):
	Three months ended March 31,
	2021	2020
Calculation of Earnings per common unit - basic
Net income	$48,864	$37,952
Unvested restricted stock (allocation of earnings)	(54)	(50)
Preferred unit distributions	(922)	(922)
Net income available for MAALP common unitholders, adjusted	$47,888	$36,980

Weighted average common units - basic	118,318	118,176
Earnings per common unit - basic	$0.40	$0.31

Calculation of Earnings per common unit - diluted
Net income	$48,864	$37,952
Preferred unit distributions	(922)	(922)
Net income available for MAALP common unitholders, adjusted	$47,942	$37,030

Weighted average common units - basic	118,318	118,176
Effect of dilutive securities	312	383
Weighted average common units - diluted	118,630	118,559
Earnings per common unit - diluted	$0.40	$0.31

4.MAA Equity

Changes in MAA’s total equity and its components for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2020	$9	$1,141	$7,176,793	$(1,294,182)	$(12,128)	$206,927	$9,848	$6,088,408
Net income	—	—	—	47,193	—	1,671	—	48,864
Other comprehensive income - derivative instruments	—	—	—	—	269	10	—	279
Issuance and registration of common shares	—	1	133	—	—	—	—	134
Shares repurchased and retired	—	—	(1,730)	—	—	—	—	(1,730)
Exercise of stock options	—	—	1,466	—	—	—	—	1,466
Shares issued in exchange for common units	—	—	232	—	—	(232)	—	—
Redeemable stock fair market value adjustment	—	—	—	(2,158)	—	—	—	(2,158)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(116)	—	—	116	—	—
Amortization of unearned compensation	—	—	5,993	—	—	—	—	5,993
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.0250 per share)	—	—	—	(117,278)	—	—	—	(117,278)
Dividends on noncontrolling interests units ($1.0250 per unit)	—	—	—	—	—	(4,156)	—	(4,156)
Contribution from noncontrolling interest	—	—	—	—	—	—	633	633
EQUITY BALANCE MARCH 31, 2021	$9	$1,142	$7,182,771	$(1,367,347)	$(11,859)	$204,336	$10,481	$6,019,533

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2019	$9	$1,140	$7,166,073	$(1,085,479)	$(13,178)	$214,647	$6,247	$6,289,459
Net income	—	—	—	36,648	—	1,304	—	37,952
Other comprehensive income - derivative instruments	—	—	—	—	244	9	—	253
Issuance and registration of common shares	—	—	39	—	—	—	—	39
Shares repurchased and retired	—	—	(1,727)	—	—	—	—	(1,727)
Exercise of stock options	—	—	71	—	—	—	—	71
Shares issued in exchange for common units	—	—	450	—	—	(450)	—	—
Redeemable stock fair market value adjustment	—	—	—	3,111	—	—	—	3,111
Adjustment for noncontrolling interests in Operating Partnership	—	—	(47)	—	—	47	—	—
Amortization of unearned compensation	—	—	5,289	—	—	—	—	5,289
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.0000 per share)	—	—	—	(114,302)	—	—	—	(114,302)
Dividends on noncontrolling interests units ($1.0000 per unit)	—	—	—	—	—	(4,059)	—	(4,059)
Contribution from noncontrolling interest	—	—	—	—	—	—	401	401
EQUITY BALANCE MARCH 31, 2020	$9	$1,140	$7,170,148	$(1,160,944)	$(12,934)	$211,498	$6,648	$6,215,565

5.MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partners	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2020	$206,927	$5,817,270	$66,840	$(12,496)	$9,848	$6,088,389
Net income	1,671	46,271	922	—	—	48,864
Other comprehensive income - derivative instruments	—	—	—	279	—	279
Issuance of units	—	134	—	—	—	134
Units repurchased and retired	—	(1,730)	—	—	—	(1,730)
Exercise of unit options	—	1,466	—	—	—	1,466
General partnership units issued in exchange for limited partnership units	(232)	232	—	—	—	—
Redeemable units fair market value adjustment	—	(2,158)	—	—	—	(2,158)
Adjustment for limited partners’ capital at redemption value	126	(126)	—	—	—	—
Amortization of unearned compensation	—	5,993	—	—	—	5,993
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.0250 per unit)	(4,156)	(117,278)	—	—	—	(121,434)
Contribution from noncontrolling interest	—	—	—	—	633	633
CAPITAL BALANCE MARCH 31, 2021	$204,336	$5,750,074	$66,840	$(12,217)	$10,481	$6,019,514

	Mid-America Apartments, L.P. Unitholders’ Capital
	Limited Partners	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2019	$214,647	$6,015,290	$66,840	$(13,584)	$6,247	$6,289,440
Net income	1,304	35,726	922	—	—	37,952
Other comprehensive income - derivative instruments	—	—	—	253	—	253
Issuance of units	—	39	—	—	—	39
Units repurchased and retired	—	(1,727)	—	—	—	(1,727)
Exercise of unit options	—	71	—	—	—	71
General partnership units issued in exchange for limited partnership units	(450)	450	—	—	—	—
Redeemable units fair market value adjustment	—	3,111	—	—	—	3,111
Adjustment for limited partners’ capital at redemption value	56	(56)	—	—	—	—
Amortization of unearned compensation	—	5,289	—	—	—	5,289
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.0000 per unit)	(4,059)	(114,302)	—	—	—	(118,361)
Contribution from noncontrolling interest	—	—	—	—	401	401
CAPITAL BALANCE MARCH 31, 2020	$211,498	$5,943,891	$66,840	$(13,331)	$6,648	$6,215,546

6.Borrowings

The following table summarizes the Company’s outstanding debt as of March 31, 2021 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Variable rate commercial paper program	$385,000	0.2%	4/6/2021
Fixed rate senior notes	3,922,000	3.6%	1/27/2027
Debt issuance costs, discounts, premiums and fair market value adjustments	(15,668)
Total unsecured debt	$4,291,332	3.3%
Secured debt
Fixed rate property mortgages	$369,556	4.4%	9/1/2048
Debt issuance costs	(3,303)
Total secured debt	$366,253	4.4%
Total outstanding debt	$4,657,585	3.4%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which is referred to as the Credit Facility.  The Credit Facility replaced MAALP’s previous unsecured revolving credit facility, and it includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of March 31, 2021, there was no outstanding balance under the Credit Facility, while $3.4 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

In May 2019, MAALP established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million.  As of March 31, 2021, MAALP had $385.0 million outstanding under the commercial paper program. For the three months ended March 31, 2021, the average daily borrowings outstanding under the commercial paper program were $298.1 million.

Unsecured Senior Notes

As of March 31, 2021, MAALP had $3.7 billion of publicly issued unsecured senior notes outstanding and $222.0 million of privately placed unsecured senior notes outstanding.  The unsecured senior notes had maturities at issuance ranging from 10 to 12 years, with a weighted average of 5.8 years remaining until maturity as of March 31, 2021.

Secured Property Mortgages

As of March 31, 2021, MAALP had $369.6 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.40% and a weighted average maturity in 2048.

In February 2021, MAALP retired a $118.6 million mortgage associated with eight apartment communities prior to its June 2021 maturity.

Guarantees

As of March 31, 2021, MAA fully and unconditionally guaranteed $222.0 million of the privately placed unsecured senior notes issued by MAALP.

7.Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of March 31, 2021 and December 31, 2020, totaled $4.3 billion and $4.4 billion, respectively, and had estimated fair values of $4.6 billion and $4.9 billion (excluding prepayment penalties) as of March 31, 2021 and December 31, 2020, respectively. The carrying values of variable rate debt as of March 31, 2021 and December 31, 2020, totaled $385.0 million and $172.0 million, respectively, and had estimated fair values of $385.0 million and $172.0 million (excluding prepayment penalties) as of March 31, 2021 and December 31, 2020, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of March 31, 2021, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8).  The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 and at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense” in the accompanying Condensed Consolidated Statements of Operations.  As a result of adjustments of non-cash expense recorded to reflect the change in fair value of the derivative asset during the three months ended March 31, 2021, the fair value of the embedded derivative asset decreased to $23.9 million as of March 31, 2021 as compared to $39.0 million as of December 31, 2020.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and embedded derivative held as of March 31, 2021 and December 31, 2020 were classified as Level 2 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest Rate Risk

As of March 31, 2021, the Company had $12.3 million recorded in “Accumulated other comprehensive loss” related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next twelve months, the Company estimates an additional $1.1 million will be reclassified to earnings as an increase to “Interest expense”.

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Location of Loss Reclassified	Net Loss Reclassified from Accumulated OCL into Interest Expense(1)
Three months ended March 31,	from Accumulated OCL into Income	2021	2020
Interest rate contracts	Interest expense	$(279)	$(253)

(1)	See the Condensed Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivative Not Designated as Hedging Instrument	Location of Loss Recognized	Loss Recognized in Earnings on Derivative
Three months ended March 31,	in Income on Derivative	2021	2020
Preferred stock embedded derivative	Other non-operating expense	$(15,108)	$(27,638)

8.Shareholders’ Equity of MAA

As of March 31, 2021, 114,408,949 shares of common stock of MAA and 4,053,106 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,462,055 common shares and units.  As of March 31, 2020, 114,279,662 shares of common stock of MAA and 4,058,657 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,338,319 common shares and units. Options to purchase 963 shares of MAA’s common stock were outstanding as of March 31, 2021, compared to 19,845 outstanding options as of March 31, 2020. During the three months ended March 31, 2021 and 2020, MAA issued 18,882 common shares and 918 common shares, respectively, related to the exercise of stock options. These exercises resulted in net proceeds of $1.5 million and $0.1 million, respectively.

Preferred Stock

As of March 31, 2021, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

During the three months ended March 31, 2021 and 2020, MAA did not sell any shares of common stock under its ATM program.  As of March 31, 2021, 3.9 million shares remained issuable under the ATM program.

9.Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units.  As of March 31, 2021, there were 118,462,055 OP Units outstanding, 114,408,949, or 96.6%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner.  The remaining 4,053,106 OP Units were Class A OP Units owned by Class A limited partners.  As of March 31, 2020, there were 118,338,319 OP Units outstanding, 114,279,662, or 96.6%, of which were owned by MAA and 4,058,657 of which were owned by the Class A limited partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of MAALP subject to the restrictions specifically contained within MAALP’s agreement of limited partnership, or the Partnership Agreement.  Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness and securing such indebtedness by mortgage, deed of trust, pledge or other lien on MAALP’s assets; and distribution of MAALP’s cash or other assets in accordance with the Partnership Agreement.  MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable.  The general partner may delegate these and other powers granted to it if the general partner remains in supervision of the designee.

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

As of March 31, 2021, a total of 4,053,106 Class A OP Units were outstanding and redeemable for 4,053,106 shares of MAA common stock, with an approximate value of $585.1 million, based on the closing price of MAA’s common stock on March 31, 2021 of $144.36 per share.  As of March 31, 2020, a total of 4,058,657 Class A OP Units were outstanding and redeemable for 4,058,657 shares of MAA common stock, with an approximate value of $418.2 million, based on the closing price of MAA’s common stock on March 31, 2020 of $103.03 per share.  MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of March 31, 2021, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units.  The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8.  As of March 31, 2021, 867,846 units of the MAALP Series I preferred units were outstanding. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

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

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of March 31, 2021 (in thousands):

Operating Leases
2021	$2,156
2022	2,894
2023	2,885
2024	2,862
2025	2,872
Thereafter	62,913
Total minimum lease payments	76,582
Net present value adjustments	(45,170)
Operating lease obligations	$31,412

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

As of March 31, 2021 and December 31, 2020, the Company’s accrual for loss contingencies relating to unresolved legal matters was $5.2 million and $5.3 million in the aggregate, respectively.  The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11.Segment Information

As of March 31, 2021, the Company owned and operated 299 multifamily apartment communities in 16 different states from which it derived all significant sources of earnings and operating cash flows.  The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services, and tenants.

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

On the first day of each calendar year, the Company determines the composition of its Same Store and Non-Same Store and Other reportable segments for that year as well as adjusts the previous year, which allows the Company to evaluate full period-over-period operating comparisons.  Communities previously in development or lease-up are added to the Same Store portfolio on the first day of the calendar year after the community has been owned and stabilized for at least a full 12 months.  Communities are considered stabilized after achieving 90% average physical occupancy for 90 days.  Communities that have been identified for disposition are excluded from the Same Store portfolio.

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

Revenues and NOI for each reportable segment for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Revenues:
Same Store
Rental revenues	$404,056	$398,676
Other property revenues	2,981	2,694
Total Same Store revenues	407,037	401,370
Non-Same Store and Other
Rental revenues	17,725	16,730
Other property revenues	243	(2)
Total Non-Same Store and Other revenues	17,968	16,728
Total rental and other property revenues	$425,005	$418,098
Net Operating Income:
Same Store NOI	$252,730	$255,034
Non-Same Store and Other NOI	9,807	9,892
Total NOI	262,537	264,926
Depreciation and amortization	(131,503)	(126,388)
Property management expenses	(12,939)	(14,643)
General and administrative expenses	(12,979)	(13,264)
Interest expense	(39,672)	(43,482)
Loss on sale of depreciable real estate assets	—	(29)
Loss on sale of non-depreciable real estate assets	—	(376)
Other non-operating expense	(15,913)	(28,532)
Income tax expense	(999)	(667)
Income from real estate joint venture	332	407
Net income attributable to noncontrolling interests	(1,671)	(1,304)
Dividends to MAA Series I preferred shareholders	(922)	(922)
Net income available for MAA common shareholders	$46,271	$35,726

Assets for each reportable segment as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Same Store	$10,006,979	$10,076,511
Non-Same Store and Other	1,000,815	937,375
Corporate assets	184,584	180,905
Total assets	$11,192,378	$11,194,791

12.Subsequent Events

In April 2021, MAA acquired an 11 acre land parcel located in the Atlanta, Georgia market and a 9 acre land parcel located in the Salt Lake City, Utah market through joint ventures for future development.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 96.6% interest as of March 31, 2021. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States.  As of March 31, 2021, we owned and operated 299 apartment communities through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had seven development communities under construction.  In addition, as of March 31, 2021, 32 of our apartment communities included retail components.  Our apartment communities were located across 16 states and the District of Columbia as of March 31, 2021.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities.  Additional information regarding the composition of our segments is included in Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

•	inability to attract and retain qualified personnel;
•	cyber liability or potential liability for breaches of our or our service providers’ information technology systems, or business operations disruptions;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory developments;
•	extreme weather, natural disasters, disease outbreak and other public health events;
•	legal proceedings or class action lawsuits;
•	impact of reputational harm caused by negative press of our actions or policies, whether or not warranted;
•	compliance costs associated with numerous federal, state and local laws and regulations; and
•	other risks identified in this Quarterly Report on Form 10-Q and in other reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events, circumstances or changes in expectations after the date on which this Quarterly Report on Form 10-Q is filed.

Overview of the Three Months Ended March 31, 2021

For the three months ended March 31, 2021, net income available for MAA common shareholders was $46.3 million as compared to $35.7 million for the three months ended March 31, 2020.  Results for the three months ended March 31, 2021 included $15.1 million of non-cash expense related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares.  Results for the three months ended March 31, 2020 included $27.6 million of non-cash expense related to the embedded derivative in the MAA Series I preferred shares. Revenues for the three months ended March 31, 2021 increased 1.7% as compared to the three months ended March 31, 2020, driven by a 1.4% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2021 increased by 6.1% as compared to the three months ended March 31, 2020, driven by a 5.4% increase in our Same Store segment. The drivers of these changes are discussed below in the “Results of Operations” section.

Trends

During the three months ended March 31, 2021, revenue growth for our Same Store portfolio continued to be favorably impacted by in-place rents and the contribution of average effective rent per unit growth. The average effective rent per unit for our Same Store portfolio continued to increase from the prior year, up 1.3% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

In addition, for the three months ended March 31, 2021, average physical occupancy for our Same Store portfolio was 95.7%, consistent with the average physical occupancy achieved during the three months ended March 31, 2020.  Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will perform well in “up” cycles as well as better weather “down” cycles. Through our investment in 36 defined markets, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent price points.

While the United States economy continues to recover somewhat from the effects of the COVID-19 pandemic, there remains disruption from the pandemic and we cannot predict when a full economic recovery will occur. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth.  Government restrictions implemented in response to the pandemic continue to drive higher than normal unemployment and limit the number of people looking to change their current living situation.  While our rent collections in the first quarter of 2021 improved as compared to the rent collections in the fourth quarter of 2020, the current environment could contribute to lower than normal rent collections going forward and continue to suppress demand for apartments, likely driving rent growth on new leases and renewals lower than it would be in a more robust economic environment. Current elevated supply levels could further affect rent growth for our portfolio, particularly for apartment communities located in urban submarkets.  To date, properties in suburban submarkets have been somewhat less impacted by supply, primarily because new development has been less prevalent in those submarkets.

Markets throughout the country have been impacted differently by the pandemic.  The individual market economies continue to be at various stages of reopening and we expect them to stay this way for some period. Further, as COVID-19 infections continue to occur in different areas of the country including markets where we operate, we are unable to predict if economies will continue to remain open or if they will be disrupted again in the near future.  As we continue to move through this uncertain time, we believe that our portfolio strategy of maintaining a diversity of markets, submarkets, product types and rent price points will serve the company better in this environment than a more concentrated portfolio profile.

Our focus during this challenging time has been on working with residents who have been financially impacted by the pandemic on rent payment flexibility. At a portfolio level, we have focused on using our pricing system to maintain strong occupancy. As noted above, average physical occupancy for our Same Store portfolio for the three months ended March 31, 2021 was 95.7%, which we believe positions us well to manage through the current environment and, hopefully, a further improving economy.

Access to the financial markets remains strong, particularly for high credit rated borrowers.  We have shown our ability to efficiently raise capital through the debt market since the beginning of the pandemic and believe we could do the same in the equity market as necessary. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance maturing debt.

Results of Operations

For the three months ended March 31, 2021, we achieved net income available for MAA common shareholders of $46.3 million, a 29.5% increase as compared to the three months ended March 31, 2020, and total revenue growth of $6.9 million, representing a 1.7% increase in property revenues as compared to the three months ended March 31, 2020.  The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Property Revenues

The following table reflects our property revenues by segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31,
	2021	2020	Increase	% Increase
Same Store	$407,037	$401,370	$5,667	1.4%
Non-Same Store and Other	17,968	16,728	1,240	7.4%
Total	$425,005	$418,098	$6,907	1.7%

The increase in property revenues for our Same Store segment for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was the primary driver of total property revenue growth.  The Same Store segment generated a 1.4% increase in revenues for the three months ended March 31, 2021, primarily the result of average effective rent per unit growth of 1.3% as compared to the three months ended March 31, 2020.  The increase in property revenues from the Non-Same Store and Other segment for the three months ended March 31, 2021 as compared to three months ended March 31, 2020 was primarily the result of increased revenues from recently completed development properties.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31,
	2021	2020	Increase	% Increase
Same Store	$154,307	$146,336	$7,971	5.4%
Non-Same Store and Other	8,161	6,836	1,325	19.4%
Total	$162,468	$153,172	$9,296	6.1%

The increase in property operating expenses for our Same Store segment for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily driven by increases in insurance expense of $2.3 million, utility expense of $2.1 million, real estate tax expense of $1.6 million and marketing expense of $0.6 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2021 was $131.5 million, an increase of $5.1 million as compared to the three months ended March 31, 2020. The increase was primarily driven by the recognition of depreciation expense associated with our development and redevelopment activities completed after March 31, 2020 in the normal course of business through March 31, 2021.

Other Income and Expenses

Property management expenses for the three months ended March 31, 2021 were $12.9 million, a decrease of $1.7 million as compared to the three months ended March 31, 2020. General and administrative expenses for the three months ended March 31, 2021 were $13.0 million, a decrease of $0.3 million as compared to the three months ended March 31, 2020.

Interest expense for the three months ended March 31, 2021 was $39.7 million, a decrease of $3.8 million as compared to the three months ended March 31, 2020. The decrease was primarily due to a decrease of 33 basis points in our effective interest rate during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.  The decrease in our effective interest rate was primarily due to debt retirements subsequent to the first quarter of 2020 and through March 31, 2021, which were retired with proceeds from unsecured debt issuances with lower effective interest rates over the same period.

Other non-operating expense for the three months ended March 31, 2021 was $15.9 million of expense, a decrease of $12.6 million as compared to the three months ended March 31, 2020. The decrease was primarily driven by $15.1 million of non-cash expense related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares during the three months ended March 31, 2021, compared to the recognition of $27.6 million of non-cash expense related to the adjustment of the embedded derivative during the three months ended March 31, 2020.  During the three months ended March 31, 2021, we also recognized $1.6 million of non-cash income from unconsolidated limited partnerships in other non-operating expense compared to $0.1 million of non-cash expense from an unconsolidated limited partnership during the three months ended March 31, 2020.

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

FFO should not be considered as an alternative to net income available for MAA common shareholders or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Investment Trusts’, or NAREIT’s, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the three months ended March 31, 2021 and 2020, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,
	2021	2020
Net income available for MAA common shareholders	$46,271	$35,726
Depreciation and amortization of real estate assets	129,752	124,846
Loss on sale of depreciable real estate assets	—	29
Depreciation and amortization of real estate assets of real estate joint venture	155	152
Net income attributable to noncontrolling interests	1,671	1,304
FFO attributable to the Company	177,849	162,057
Loss from embedded derivative in preferred shares(1)	15,108	27,638
Loss on sale of non-depreciable real estate assets	—	376
(Gain) loss from unconsolidated limited partnerships, net of tax(1)(2)	(1,284)	77
Net casualty loss and other settlement proceeds(3)	2,355	847
Loss (gain) on debt extinguishment(1)	37	(1)
Non-routine legal costs and settlements(1)	(16)	40
COVID-19 related costs(1)(4)	310	196
Mark-to-market debt adjustments(5)	83	(34)
Core FFO	$194,442	$191,196

(1)	Included in “Other non-operating expense” in the Condensed Consolidated Statements of Operations.
(2)	For the three months ended March 31, 2021, $1.6 million of gains from unconsolidated limited partnerships are offset by $0.3 million of income tax expense.
(3)

During the three months ended March 31, 2021, we incurred $16.9 million in casualty losses related to winter storm Uri (primarily building repairs, landscaping and asset write-offs).  The majority of the storm costs are expected to be reimbursed through insurance coverage.  A receivable has been recognized in “Other non-operating expense” for the amount of the recorded losses that we expect to be recovered.  Additional costs related to the storm that are not expected to be recovered through insurance coverage, along with other unrelated casualty losses and recoveries, are reflected in this adjustment.  The adjustment is primarily included in “Other non-operating expense” in the Condensed Consolidated Statements of Operations.

(4)	Non-recurring additional costs resulting from the COVID-19 pandemic, consisting primarily of additional cleaning supplies, contract labor and COVID-19 related leave.
(5)	Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO for the three months ended March 31, 2021 was $194.4 million, an increase of $3.2 million as compared to the three months ended March 31, 2020, primarily as a result of an increase in property revenues of $6.9 million, and decreases in interest expense of $3.8 million and property management expenses of $1.7 million. The increases to Core FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $9.3 million.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $148.1 million for the three months ended March 31, 2021 as compared to $160.6 million for the three months ended March 31, 2020.  The decrease in operating cash flows was primarily driven by the timing of cash payments partially offset by our operating performance.

Investing Activities

Net cash used in investing activities was $112.5 million for the three months ended March 31, 2021 as compared to $90.0 million for the three months ended March 31, 2020.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the three months ended March 31,		Increase (Decrease)
	2021	2020	in Net Cash
Purchases of real estate and other assets	$—	$(5,004)	$5,004
Capital improvements, development and other	(113,511)	(84,610)	(28,901)

The decrease in cash outflows for purchases of real estate and other assets was driven by the absence of acquisition activity during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.  The increase in cash outflows for capital improvements, development and other was primarily driven by increased development capital spend during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Financing Activities

Net cash used in financing activities was $27.9 million for the three months ended March 31, 2021 as compared to $92.1 million for the three months ended March 31, 2020.  The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the three months ended March 31,		(Decrease) Increase
	2021	2020	in Net Cash
Net change in revolving credit facility	$—	$100,000	$(100,000)
Net change in commercial paper	213,000	(70,000)	283,000
Principal payments on notes payable	(119,154)	(1,740)	(117,414)
Dividends paid on common shares	(117,242)	(114,270)	(2,972)

The decrease in cash inflows related to the net change in revolving credit facility resulted from no net borrowings during the three months ended March 31, 2021, as compared to the increase in net borrowings of $100.0 million during the three months ended March 31, 2020.  The increase in cash inflows related to the net change in commercial paper resulted from the increase in net borrowings of $213.0 million on our commercial paper program during the three months ended March 31, 2021, as compared to the decrease in net borrowings of $70.0 million on our commercial paper program during the three months ended March 31, 2020.  The increase in cash outflows from principal payments on notes payable primarily resulted from the retirement of $118.6 million of property mortgages during the three months ended March 31, 2021.  The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $1.025 per share during the three months ended March 31, 2021, as compared to the dividend rate of $1.000 per share during the three months ended March 31, 2020.

Equity

As of March 31, 2021, MAA owned 114,408,949 OP Units, comprising a 96.6% limited partnership interest in MAALP, while the remaining 4,053,106 outstanding OP Units were held by limited partners of MAALP other than MAA.  Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.  MAA has registered under the Securities Act 4,053,106 shares of its common stock that, as of March 31, 2021, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

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

During the three months ended March 31, 2021 and 2020, MAA did not sell any shares of common stock under its ATM program. As of March 31, 2021, 3.9 million shares remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Debt

The following schedule reflects our fixed and variable rate debt outstanding as of March 31, 2021 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$3,922,000	5.8	3.6%
Variable rate commercial paper	385,000	0.1	0.2%
Debt issuance costs, discounts, premiums and fair market value adjustments	(15,668)
Total unsecured debt	$4,291,332	5.3	3.3%
Secured debt
Fixed rate property mortgages	$369,556	27.4	4.4%
Debt issuance costs	(3,303)
Total secured debt	$366,253	27.4	4.4%
Total debt	$4,657,585	7.1	3.4%
Total fixed rate debt	$4,272,585	7.7	3.7%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of March 31, 2021 (dollars in thousands):

	Revolving Credit Facility & Commercial Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Other Unsecured	Secured	Total
2021	$385,000	$—	$72,737	$—	$457,737
2022	—	249,370	116,886	—	366,256
2023	—	348,329	12,234	—	360,563
2024	—	397,414	19,962	—	417,376
2025	—	396,417	—	6,458	402,875
2026	—	—	—	—	—
2027	—	595,174	—	—	595,174
2028	—	395,630	—	—	395,630
2029	—	561,415	—	—	561,415
2030	—	296,936	—	—	296,936
Thereafter	—	443,828	—	359,795	803,623
Total	$385,000	$3,684,513	$221,819	$366,253	$4,657,585

(1)

The $385.0 million maturing in 2021 reflects the principal outstanding under MAALP’s unsecured commercial paper program as of March 31, 2021.  Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $500.0 million.  For the three months ended March 31, 2021, average daily borrowings outstanding under the commercial paper program were $298.1 million.

(2)

There were no borrowings outstanding under MAALP’s $1.0 billion unsecured revolving credit facility as of March 31, 2021.  The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of March 31, 2021 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2021	$72,737	5.4%
2022	366,256	3.6%
2023	360,563	4.2%
2024	417,376	4.0%
2025	402,875	4.2%
2026	—	—
2027	595,174	3.7%
2028	395,630	4.2%
2029	561,415	3.7%
2030	296,936	3.1%
Thereafter	803,623	3.0%
Total	$4,272,585	3.7%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, MAALP closed on a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, or Wells Fargo, and fourteen other banks, which we refer to as the Credit Facility.  The Credit Facility replaced our previous unsecured revolving credit facility and includes an expansion option up to $1.5 billion.  The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid.  The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods.  As of March 31, 2021, there was no outstanding balance under the Credit Facility, while $3.4 million of capacity was used to support outstanding letters of credit.  The Credit Facility serves as our primary source of short-term liquidity.

In May 2019, MAALP established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of March 31, 2021, there was $385.0 million outstanding under the commercial paper program.

Unsecured Senior Notes

As of March 31, 2021, we had $3.7 billion of publicly issued unsecured senior notes and $222.0 million of privately placed unsecured senior notes outstanding.

Secured Property Mortgages

We maintain secured property mortgages with various life insurance companies.  These mortgages are usually fixed rate and can range from five to 30 years in maturity.  As of March 31, 2021, we had $369.6 million of secured property mortgages with a weighted average interest rate of 4.40%.

In February 2021, we retired a $118.6 million mortgage associated with eight apartment communities prior to its June 2021 maturity.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2021 and 2020, we had an ownership interest in a limited liability company that owns one apartment community comprised of 269 units, located in Washington, D.C.  We also had ownership interests in two technology-focused limited partnerships as of March 31, 2021. Our interests in these investments are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

As of March 31, 2021 and 2020, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021, for discussions of our critical accounting policies.  During the three months ended March 31, 2021, there were no material changes to these policies.  For more information on recent accounting pronouncements that could have a material impact on our condensed consolidated financial statements see Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of March 31, 2021, 21.4% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes.  As of March 31, 2021, 91.7% of our outstanding debt was subject to fixed rates.  We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.  There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021.

Item 4.Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15.  MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of March 31, 2021.  Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of March 31, 2021.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As disclosed in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 10 relating to legal proceedings is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
January 1, 2021 - January 31, 2021	13,812	$125.27	—	4,000,000
February 1, 2021 - February 28, 2021	—	$—	—	4,000,000
March 1, 2021 - March 31, 2021	—	$—	—	4,000,000
Total	13,812		—	4,000,000
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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	April 29, 2021	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	April 29, 2021		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)