Form 10-K
period 2021-12-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2022-02-17
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the 81,749,318 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $13.8 billion based on the closing price of $168.42 as reported on the New York Stock Exchange on June 30, 2021. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 14, 2022, there were 115,341,027 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 17, 2022 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2021.

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2021 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.3% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders.”

As of December 31, 2021, MAA owned 115,336,876 OP Units (97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA’s shareholders’ equity and the Operating Partnership’s capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA’s shareholders’ equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, treasury shares, accumulated other comprehensive income or loss and redeemable common stock. The Operating Partnership’s capital may include common capital and preferred capital of the general partner (MAA), limited partners’ common capital and preferred capital, noncontrolling interests, accumulated other comprehensive income or loss and redeemable common units. Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

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

Note Regarding Forward-Looking Statements

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
•
the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate;
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
•
extreme weather, natural disasters, disease outbreaks and other public health events;
•
impact of climate change on our properties or operations;
•
legal proceedings or class action lawsuits;
•
impact of reputational harm caused by negative press or social media postings of MAA’s actions or policies, whether or not warranted;
•
compliance costs associated with numerous federal, state and local laws and regulations; and
•
other risks identified in this Annual Report on Form 10-K, including under the caption “Risk Factors,” and in other reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Annual Report on Form 10-K to reflect events, circumstances or changes in expectations after the date on which this Annual Report on Form 10-K is filed.

PART I

Item 1. Business.

Overview

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2021, we maintained full or partial ownership of apartment communities, including communities currently in development, across 16 states and the District of Columbia, summarized as follows:

Multifamily	Communities (1)		Units
Consolidated	296	(2)	99,733	(3)
Unconsolidated	1		269
Total	297		100,002
(1)
As of December 31, 2021, 33 of the Company’s apartment communities included retail components.
(2)
Number of communities includes six communities under development as of December 31, 2021.
(3)
Number of units excludes development units not yet delivered as of December 31, 2021.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 115,336,876 OP Units, comprising a 97.3% partnership interest in the Operating Partnership as of December 31, 2021. MAA and MAALP were formed in Tennessee in 1993.

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
•
utilize technology to provide services desired by our residents and create efficiencies and performance advantages in our operations;
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
•
improving the “curb appeal,” amenities and common areas of the apartment communities through environmentally-thoughtful landscaping and exterior improvements, and repositioning apartment communities from time to time to enhance or maintain market positions;
•
effectively utilizing search engine optimization, internet leasing solutions and other internet tools to generate leasing traffic;
•
managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing; and
•
allocating additional capital, including capital for selective interior and exterior improvements.

We believe that leveraging the strength of enterprise solutions in conjunction with our decentralized operating structure capitalizes on specific market knowledge and provides greater accountability than an entirely centralized structure. To support our operational structure, senior management, along with various asset management functions, are proactively involved in supporting and optimizing property operations and reviewing property management performance through extensive reporting processes and on-site visits. To maximize the amount of information shared between senior management and the properties on a real-time basis, we utilize a web-based property management system. The system contains property and accounting modules that allow for operating efficiencies and continued expense control, provide for various expanded revenue management practices and improve the support provided to on-site property operations. We use a “yield management” pricing program that helps our property managers optimize rental revenues, and we also utilize purchase order and accounts payable software to provide improved controls and management information.

Investment in technology continues to drive operating efficiencies in our business and helps us to better meet the changing needs of our residents. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week and complete online leasing applications, leases and renewals through our web-based resident portal. Interacting with our residents through such technology has allowed us to improve resident satisfaction ratings and increase the efficiency of our operating teams. During 2021, our resident portal also provided a safer way to transact business during the COVID-19 pandemic, and we have continued to invest in technology to enable potential residents to examine their future homes both online (virtual touring) or by self-guided tour (self-touring) in addition to the more traditional guided tour.

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

We acquired the following properties during the year ended December 31, 2021:

Multifamily Development Acquisitions	Market	Units (1)	Date Acquired
Novel Daybreak (2)	Salt Lake City, UT	400	April 2021
Novel West Midtown (2)	Atlanta, GA	340	April 2021
(1)
Represents number of units upon completion of the development.
(2)
This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 80% of the joint venture that owns this property.

Land Acquisition	Market	Acres	Date Acquired
MAA Westshore	Tampa, FL	19	June 2021

Development activities may be conducted through entities we wholly-own or through joint ventures with our pre-purchase transaction partners. Typically, fixed price construction contracts are signed with unrelated parties to minimize construction risk. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. During the year ended December 31, 2021, we incurred $231.6 million in development costs and completed four development projects.

The following multifamily projects were under development as of December 31, 2021 (dollars in thousands):

Project	Market	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
MAA Westglenn	Denver, CO	306	194	$80,727	$84,500	$276	1st Quarter 2022
MAA Park Point	Houston, TX	308	222	52,466	57,000	185	1st Quarter 2022
MAA Windmill Hill	Austin, TX	350	—	39,761	63,000	180	4th Quarter 2022
Novel Val Vista (1)	Phoenix, AZ	317	—	36,536	72,500	229	2nd Quarter 2023
Novel West Midtown (1)	Atlanta, GA	340	—	30,262	89,500	263	3rd Quarter 2023
Novel Daybreak (1)	Salt Lake City, UT	400	—	33,917	94,000	235	3rd Quarter 2023
Total		2,021	416	$273,669	$460,500
(1)
This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 80% of the joint venture that owns this property.

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional equity or debt capital. In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual properties, considering the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2021, we disposed of seven multifamily communities totaling 1,905 units, and five land parcels totaling approximately 142 acres.

Property Redevelopment and Repositioning Activity

We focus on both interior unit upgrades and property amenity and common area upgrades above and beyond routine capital upkeep on our apartment communities that we believe have the ability to support additional rent growth. During the year ended December 31, 2021, we renovated the kitchen and bathroom of 6,360 apartment units at an average cost of $5,893 per apartment unit, achieving average rental rate increases of 12.2% above the normal market rate for similar but non-renovated apartment units.

We have installed Smart Home technology (unit entry locks, mobile control of lights and thermostat and leak monitoring) at select apartment communities in order to provide additional resident value and increase rent growth. During the year ended December 31, 2021, we installed smart devices in 23,579 apartment units at an average cost of $1,395 per apartment unit and a projected average monthly rent increase of approximately $25 per unit upon lease renewal or unit turnover. As of December 31, 2021, we have completed installation of the Smart Home technology at nearly one-half of our existing properties and are employing Smart Home technology in all of our new developments.

Separately, we continued our property repositioning program to upgrade and reposition the amenity and common areas at select apartment communities. The program includes targeted plans to move all apartment units at the properties to higher rents. For the year ended December 31, 2021, we spent $9.2 million on this program.

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

Human Capital

As of December 31, 2021, we employed 2,429 associates. Our associates’ time, energy, creativity and passion are essential to our continued success as a company. With respect to our workforce, we focus on driving diversity and inclusion, providing market-competitive pay and benefits to support our associates’ well-being, encouraging our associates’ growth and development, fostering associate engagement and protecting our associates’ health and safety.

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

Diversity, Equity and Inclusion

We strive to recruit, develop and retain a talented and diverse workforce that mirrors the diversity of our residents and the communities where we do business. We are committed to an inclusive working environment that not only values diversity in ideas and opinions, but also fosters a sense of belonging and connection where associates feel recognized and appreciated regardless of individual differences. Our goal through these efforts is to support and promote inclusive diversity, equal opportunity and fair treatment for all those working at the company and as a result create more value for all the constituents we serve. Our Inclusive Diversity Council is comprised of individuals across all areas of our company whose aim is to cultivate conversations, expand education and examine our practices surrounding diversity and inclusion. This group works collaboratively with our Chief Executive Officer and other members of our executive team to ensure our policies and actions are guided by our culture of inclusivity and are free from discriminatory practices and bias.

We recruit from a diverse range of sources including historically Black colleges and universities as well as technical/trade schools. As of December 31, 2021, ethnic/cultural minorities represented approximately 49% of our workforce, 37% of our collective corporate, regional and property leadership positions and 52% of our associates promoted during the year ended December 31, 2021. Also, as of December 31, 2021, females represented approximately 46% of our workforce, 55% of our collective corporate, regional and property leadership positions and 57% of our associates promoted during the year ended December 31, 2021, representing a 1% increase from the year ended December 31, 2020. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

Well-being and Development

We take a comprehensive approach to supporting our associates’ physical and emotional health as well as their financial and professional well-being. Our associates are eligible for medical, dental and vision insurance, life and disability insurance, various wellness programs, an employee assistance program, for which we pay part or all the cost, as well as other benefits. We strive to maintain an equitable compensation program for performance, designed to reward competitive levels of compensation based on employee contributions, performance and qualifications. We offer a 401(k) savings plan with an employer match as well as educational support for savings strategies. We also offer discounted rent to associates, parental leave and financial assistance with adoption expenses as well as grant up to three scholarships for associates’ dependents each year. Our training and development programs are designed to provide continuous learning for associates in the flow of their workday. Additionally, we encourage and provide financial assistance to our eligible associates to seek education and certification outside of the company through both apartment associations and accredited educational institutions. We encourage our associates to “embrace opportunities” including developing skills and knowledge needed for increased responsibilities as they promote within the Company.

Communication and Engagement

It is our goal to communicate authentically with our associates in a way that is clear, credible and compassionate. We understand effective communication must flow both ways, and we strive to continuously improve our efforts to appropriately engage our associates so that as a team we can successfully complete our mission. Our internal communications function aims to provide associates the information they need in a timely, focused, relevant and consistent manner using the most appropriate channels available. It is also important that we maintain an active dialogue with our associates, and they have multiple channels to be seen and heard. We periodically conduct a comprehensive survey to measure associate engagement and pulse checks to capture topical feedback to guide current programs, projects and progress. We also conduct an annual review process to provide an opportunity for each associate to build mutual understanding with leadership, gain self-discovery and learn about possible avenues for growth. We encourage a work environment where ideas, problems and solutions can be discussed with immediate managers and other management personnel. Associates may also use our company intranet as a means of submitting feedback.

Health and Safety

Since the beginning of the COVID-19 pandemic, we have been committed to protecting our associates, residents and guests while balancing the needs of the business. In 2021, we continued to follow our COVID-19 Workplace Health and Safety Guidelines and made amendments as needed to respond to U.S. Centers for Disease Control and Prevention guidelines and directives from state and local governmental authorities. We also continued to offer several measures to support our associates’ overall well-being, including supplemental leave and sick time policies, additional COVID-19 paid time off and coverage for COVID-19 testing and vaccination under our health plan. Following U.S. Federal Food and Drug Administration approvals of COVID-19 vaccines, and later, the booster shots, we encouraged, but did not require, our associates to take advantage of available vaccines and offered financial incentives for associates who got vaccinated and boosted against COVID-19. The combination of all of these measures have allowed us to maintain our onsite workforce during 2021, which we believe has alleviated disruption to our operations and the challenge of reintegrating a long-term remote workforce back to traditional pre-pandemic working conditions.

Capital Structure

We use a combination of debt and equity sources to fund our business objectives. We focus on maintaining access, flexibility and low costs, which we believe allows us to proactively support normal business operations and source potential investment opportunities in the marketplace. We structure our debt maturities to avoid disproportionate exposure in any given year. Our primary debt financing strategy is to access the unsecured debt markets to provide our debt capital needs, but we also maintain a limited amount of secured debt and maintain our access to both the secured and unsecured debt markets for maximum flexibility. We also believe that we have significant access to the equity capital markets.

As of December 31, 2021, 14.2% of our total market capitalization consisted of debt borrowings, including 13.1% under unsecured borrowings and 1.1% under secured borrowings. We currently intend to target our total debt, net of cash held, to a range of approximately 30% to 36% of our adjusted total assets (as defined in the covenants for the bonds issued by MAALP). Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our total debt to 60% or less of our adjusted total assets. As of December 31, 2021, our total debt was approximately 29.8% of our adjusted total assets. We continuously review opportunities for lowering our cost of capital. We plan to continue using unsecured debt to take advantage of the lower cost of capital and flexibility provided by these markets. We will evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We focus on improving the net present value of our investments by generating cash flow from our portfolio of assets above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value over the life of the investments.

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

Moving forward, we plan to continue our focus on optimizing lease expiration management, current and prospective resident engagement, expense control and resident retention efforts and also to align employee incentive plans with our performance. We also plan to continue to make capital improvements to both our apartment communities and individual units on a regular basis to maintain a competitive position. We believe this plan of operation, coupled with the portfolio’s strengths in targeting residents across a geographically diverse platform, should position us for continued operational growth.

For information regarding trends in market demand, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends” in this Annual Report on Form 10-K.

Environmental Matters

As a part of our standard apartment community acquisition and development processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks. See “Risk Factors – Environmental problems are possible and can be costly” and “Risk Factors – Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties” in this Annual Report on Form 10-K.

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

Government Regulations

We must own, operate, manage, acquire, develop and redevelop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to the COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, implemented laws and regulations which impacted our ability to operate our business in the ordinary course, including our ability to charge certain fees, increase rents and evict residents who violate their lease. These governmental requirements, along with the COVID-19 pandemic, had an impact on our operations in the year ended December 31, 2021, and any reinstatement of similar requirements in response to the pandemic could effect our results of operations for the year ending December 31, 2022. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2022 as compared to prior periods.

For additional information, see “Risk Factors – The COVID-19 pandemic has materially impacted and may continue to materially impact our business, and our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to the pandemic,” “Risk Factors – Environmental problems are possible and can be costly” and “Risk Factors – Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties” in this Annual Report on Form 10-K.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. For the year ended December 31, 2021, MAA paid total distributions of $4.10 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement and was in excess of REIT taxable income.

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

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks that are not presently known to us, that we currently believe are immaterial or that could apply generically to any company may also significantly impact our business operations. If any of these risks occur, our business prospects, financial condition or results of operations could suffer, the market price of our stock and the trading price of our debt securities could decline and you could lose all or part of your investment in our stock or debt securities.

Risks Related to Our Real Estate Investments and Our Operations

The COVID-19 pandemic has materially impacted and may continue to materially impact our business, and our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to the pandemic.

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States proclaimed that the COVID-19 outbreak in the United States constituted a national emergency. Extraordinary actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. While many of the restrictions have eased across the country, the pandemic has not yet been contained in the United States and some areas have re-imposed closures and other restrictions due to increased rates of COVID-19 cases. No assurance can be given that these new closures and restrictions will not continue to occur. The emergence of new and more easily transmitted variants of COVID-19, such as the Delta and Omicron variants, have resulted in a longer-term impact of the restrictions employed to control the COVID-19 pandemic, which have combined to produce significant effects on the job market, supply-chain and materials pricing. In addition, there have been and may continue to be downstream effects of widespread long-term remote working conditions, academic and childcare disruption, and various financial aid measures employed by government sectors. It is unknown which of these effects will be temporary, which will have a long-term impact and what negative impacts or risks may result.

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

The persistence of the COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations and cash flows that are difficult to predict. Such adverse impacts will depend on, among other factors:

•
our residents’ ability or willingness to pay rent in full on a timely basis;
•
federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the various orders that were issued by governmental authorities and public officials to temporarily halt residential evictions to prevent further spread of COVID-19;
•
the legacy of the regulatory focus on landlords during the pandemic as distinguished from other providers of essential services;
•
our ability to renew leases or relet units on favorable terms, or at all, including as a result of unfavorable economic and market conditions in those markets where our apartment communities are located;
•
our ability to lease or relet units due to social distancing or other restrictions that may frustrate our leasing activities;
•
our ability to successfully complete the lease-up of properties in our lease-up portfolio and attain expected rental and occupancy rates due to social distancing or other restrictions that may frustrate our leasing activities;
•
our ability to continue our apartment unit redevelopment programs and attain increased rental rates for renovated or upgraded units due to social distancing or other restrictions;
•
our ability to complete the construction of properties in our development portfolio on schedule and on budget due to social distancing or other restrictions, labor shortages, supply chain disruptions and escalating labor and material costs;
•
the impact of supply chain disruptions and inflationary pressures on our normal business operations, including repair and maintenance work and unit renovations and upgrades;
•
severe and prolonged disruption and instability in the financial markets, including the debt and equity capital markets, which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions (or a refusal or failure of one or more lenders under our unsecured revolving credit facility to fund their respective financing commitment to us), which may affect our ability to access capital necessary to fund our business operations or refinance maturing debt on a timely basis, on attractive terms, or at all, which would adversely affect our ability to meet liquidity and capital expenditure requirements;
•
sustained stock market volatility that negatively affects the market price of our securities, including market conditions unrelated to our operating performance or prospects;
•
the impact on our workforce of any vaccine mandate implemented by governmental authorities, which could result in employee attrition; and
•
our ability to manage our business to the extent our management or other personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work.

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us. The extent of the impact that the COVID-19 pandemic will have on our business, financial condition, results of operation and cash flows will depend largely on future developments relating to the duration and scope of the COVID-19 pandemic in the United States, including the continued emergence, persistence, severity and transmissibility of variants of the virus, the efficacy of vaccines, the pace at which governmental restrictions are eased or lifted and the implementation of new or additional mitigation efforts by governmental authorities to control the spread of the disease, such as “stay-at-home” orders, business closures and vaccine mandates. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operation and cash flows, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or similar public health crisis, we would be subject to similar risks as posed by the COVID-19 pandemic.

Unfavorable market and economic conditions could adversely affect occupancy levels, rental revenues and the value of our properties.

Unfavorable market and economic conditions in the areas in which we operate may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our apartment communities at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility, inflationary conditions and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to make payments on our debt and to make distributions, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues and/or the value of our apartment communities include the following, among others:

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

As of December 31, 2021, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the United States; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2021, approximately 40.5% of our portfolio was located in our top five markets: Atlanta, Georgia; Dallas, Texas; Austin, Texas; Orlando, Florida; and Charlotte, North Carolina. In addition, our overall operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular, our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

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

We may make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in our existing markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions and local economies, to identify appropriate acquisition opportunities, to hire and retain key personnel and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

Our business and operations are subject to physical and transition risks related to climate change.

Many of our apartment communities are located along or near coastal areas. To the extent climate change causes changes in weather patterns, areas where many of our communities are located could experience more frequent and intense extreme weather events and rising sea levels, which may cause significant damage to our properties, disrupt our operations and adversely impact our residents. Over time, such conditions could result in reduced demand for housing in areas where our communities are located and increased costs related to further developing our communities to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance. Likewise, such conditions also may negatively impact the types and pricing of insurance we are able to procure.

Changes in federal, state and local laws and regulations on climate change could result in increased operating costs and/or capital expenditures to improve the energy efficiency of our existing communities and could also require us to spend more on our new development communities without a corresponding increase in rental revenues. For example, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements could increase the costs of maintaining or improving our existing communities (for example by requiring retrofits of existing communities to improve their energy efficiency and/or resistance to inclement weather) and developing new communities without creating corresponding increases in rental revenues, which would have an adverse impact on our operating results.

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

As of December 31, 2021, we had six development communities under construction representing 2,021 units once complete. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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

Our apartment leases are generally for a term of one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation as our leases allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. However, since our leases typically permit the residents to leave at the end of the lease term without penalty, our revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our financial condition and results of operations may be adversely affected.

We rely on information technology systems in our operations, and any breach or security failure of those systems could materially adversely affect our business, financial condition, results of operations and reputation.

We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing and property management activities, and we collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our residents, prospective residents and employees in connection with providing business services to us, including web hosting, property management, leasing, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information. However, we face risks associated with breaches or security failures of the information technology systems on which we rely, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the internet, malware, computer viruses or employee error or misconduct. This risk of a data breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions.

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

We do not know whether the legal requirements we are subject to will change or whether new requirements will be imposed. Changes in laws and regulations could require us to make significant unanticipated expenditures and limit our ability to recover increases in operating expenses, impose limitations on our ability to increase rents or charge certain fees, impose limitations on our ability to enforce remedies for the failure to pay rent or otherwise adversely impact our operations. For example, as the eviction moratoria enacted in light of the COVID-19 pandemic began to lapse in 2021, many state and local governments implemented policies to prevent or delay formal eviction proceedings. Likewise, the federal government has urged all states to adopt eviction diversion strategies, including, among others, a requirement for landlords to apply for rental assistance prior to filing for eviction and the extension of pending eviction cases to provide sufficient time for rental assistance applications to be processed, while also recommending creation of more robust eviction diversion programs over the longer term that include a combination of rental assistance, mandatory alternative dispute resolution and access to legal counsel for unrepresented tenants. In addition, we have seen an increase in state and local governments implementing, considering or being urged by tenant advocacy groups to consider rent control or rent stabilization laws and regulations as well as tenants’ rights laws and regulations. Any such future enactments in the markets in which we operate could have a significant adverse impact on our results of operations and the value of our properties.

Legal proceedings that we become involved in from time to time could adversely affect our business.

As an owner, operator and developer of multifamily apartment communities, we may become involved in various legal proceedings, including, but not limited to, proceedings related to commercial, development, employment, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit. For example, as described in more detail in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K, we are currently a defendant in two putative class action lawsuits relating to tenant late fee policies at our Texas apartment communities.

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

Many of our apartment communities are located in areas that may be subject to extreme weather and natural disasters, such as floods, tornados, hurricanes and earthquakes, the likelihood or frequency of which events could increase in part based on the impact of climate change. Such events may cause significant damage to our properties, disrupt our operations and adversely impact our residents. There can be no assurances that such conditions will not have a material adverse effect on our properties, operations or business.

We carry property insurance on our apartment communities and intend to obtain similar coverage for apartment communities we acquire in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, tornados, hurricanes or earthquakes, are subject to limitations, and therefore may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining what we believe is appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Any losses we experience that are not fully covered by our insurance may negatively impact our results of operations and may reduce the value of our properties.

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

As of December 31, 2021, the amount of our total debt was $4.5 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

LIBOR is the interest rate benchmark used as a reference rate on our unsecured revolving credit facility, although we had no borrowings under our unsecured revolving credit facility as of December 31, 2021. The ICE Benchmark Administration, the administrator of LIBOR, ceased the publication of one-week and two-month U.S. dollar (USD) LIBOR as of December 31, 2021 and plans to cease the publications of the remaining tenors of USD LIBOR (one, three, six and 12-month) immediately after June 30, 2023. The U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing USD LIBOR with the Secured Overnight Financing Rate, or SOFR. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. However, U.S. banking regulators have indicated that financial institutions will be permitted to choose any benchmark rate to replace LIBOR. The terms of our unsecured revolving credit facility allow for the transition to an alternate benchmark interest rate, including SOFR, to replace any outstanding USD LIBOR borrowings when USD LIBOR is no longer published. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, how this will impact our cost of variable rate debt. The consequences of these developments with respect to LIBOR cannot be entirely predicted and will span multiple future periods but could result in an increase in the cost of our variable rate debt, which could adversely impact our results of operations and cash flows.

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

As of December 31, 2021, we had outstanding borrowings of $4.5 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. Our ability to comply with these financial covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of unsecured debt outstanding. We are currently assigned corporate credit ratings from each of the three ratings agencies based on their evaluation of our creditworthiness. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flows and earnings. If our credit ratings are downgraded or other negative action is taken, we could be required to pay additional interest and fees on our outstanding borrowings. In addition, a downgrade may adversely impact our ability to borrow secured and unsecured debt and otherwise limit our access to capital, which could adversely affect our business, financial condition and results of operations.

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

Preferred Stock

MAA’s charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2021, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

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
•
the issuance of additional shares of MAA’s common stock, or the perception that such sales may occur, including under a forward sale agreement and MAA’s at-the-market share offering program, or ATM program;
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

MAA, as the Operating Partnership’s sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership’s affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the unitholders of the Operating Partnership. Also, MAA owns approximately 97.3% of the OP Units and as such, will have substantial influence on the outcome of substantially all matters submitted to the Operating Partnership’s unitholders for approval.

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

MAA is liable for any tax liability of a Merged REIT with respect to any periods prior to the merger of such Merged REIT with MAA. If a Merged REIT failed to qualify as a REIT, then in the event of a taxable disposition by MAA of an asset previously held by the Merged REIT during a specified period of up to five years following the merger of the Merged REIT with MAA, MAA will be subject to corporate income tax with respect to any built-in gain inherent in such asset as of the date of such merger. In addition, unless an applicable statutory relief provision applies, if a Merged REIT failed to qualify as a REIT for a taxable year, then the Merged REIT would not have been entitled to re-elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified. Furthermore, if both MAA and a Merged REIT were “investment companies” under the “investment company” rules set forth in Section 368 of the Code at the time of the merger of MAA and such Merged REIT, the failure of MAA or such Merged REIT to have qualified as a REIT at the time of their merger could result in such merger being treated as taxable for federal income tax purposes. As a result of all these factors, the failure by a Merged REIT to have qualified as a REIT could jeopardize MAA’s qualification as a REIT and require the Operating Partnership to provide material amounts of cash to MAA to satisfy MAA’s additional tax liabilities and, therefore, could have a material adverse effect on MAA’s business prospects, financial condition or results of operations and on MAA’s ability to make payments on our debt and to make distributions.

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

The following schedule summarizes our apartment community portfolio and occupancy levels by location, as of December 31, 2021:

	Number of Communities		Number of Units (1)	Average Physical Occupancy (2)
Atlanta, GA	29		11,434	95.5%
Dallas, TX	27		9,767	95.7%
Austin, TX	22		7,117	95.6%
Charlotte, NC	20		5,867	96.2%
Raleigh / Durham, NC	15		5,350	95.9%
Orlando, FL	13		5,274	96.0%
Tampa, FL	14		5,220	97.1%
Houston, TX	15		4,867	95.3%
Nashville, TN	12		4,375	95.6%
Fort Worth, TX	11		4,249	96.2%
Washington, DC	10		4,080	96.0%
Jacksonville, FL	10		3,496	97.5%
Charleston, SC	11		3,168	96.3%
Phoenix, AZ	8		2,623	96.9%
Greenville, SC	9		2,084	96.4%
Richmond, VA	7		2,004	96.6%
Savannah, GA	7		1,837	97.3%
Memphis, TN	4		1,811	97.0%
San Antonio, TX	4		1,504	96.1%
Birmingham, AL	5		1,462	96.3%
Huntsville, AL	3		1,228	96.8%
Kansas City, MO / KS	3		1,110	95.3%
Chattanooga, TN	4		943	96.9%
Lexington, KY	4		924	96.4%
Norfolk / Hampton / Virginia Beach, VA	3		788	98.0%
Las Vegas, NV	2		721	96.1%
Tallahassee, FL	2		604	96.9%
Columbia, SC	2		576	95.3%
South Florida, FL	1		480	96.3%
Gainesville, FL	2		468	94.9%
Denver, CO	1		359	95.0%
Louisville, KY	1		384	97.4%
Gulf Shores, AL	1		324	97.2%
Panama City, FL	1		254	97.2%
Charlottesville, VA	1		251	96.8%
Same Store	284		97,003	96.1%
Denver, CO	2		647	69.5%
Orlando, FL	2		633	33.6%
Dallas, TX	—	(3)	348	83.4%
Phoenix, AZ	2		345	47.9%
Greenville, SC	1		271	95.5%
Houston, TX	1		222	20.9%
Fort Worth, TX	—	(3)	168	92.4%
Gulf Shores, AL	1		96	98.5%
Austin, TX	1		—	—
Atlanta, GA	1		—	—
Salt Lake City, UT	1		—	—
Total (4)	296		99,733	95.2%
(1)
Number of units excludes development units not yet delivered.
(2)
Average physical occupancy is calculated by dividing the average daily number of units occupied in 2021 by the total number of units at each apartment community.
(3)
Represents a MAA multifamily apartment community expansion development.
(4)
Schedule excludes a 269 unit joint venture property in Washington, D.C.

Thirty-three of our apartment communities reflected in the above table also include retail components. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion of our Same Store and Non-Same Store and Other segments.

Mortgage Financing

As of December 31, 2021, we had $368.6 million of indebtedness collateralized, secured and outstanding as set forth in Schedule III – Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Mid-America Apartment Communities, Inc.

Market Information

MAA’s common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. As of February 14, 2022, there were approximately 2,300 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock.

MAA has a history of declaring dividends to holders of MAA common stock. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP Units can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount. During the years ended December 31, 2021, 2020 and 2019, we had issuances with no discounts through our DRSPP of 6,301 shares, 8,259 shares and 16,219 shares, respectively.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s OP Units. From time to time, we issue shares of MAA’s common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. As of December 31, 2021, there were 118,542,994 OP Units outstanding in the Operating Partnership, of which 115,336,876 OP Units, or 97.3%, were owned by MAA and 3,206,118 OP Units, or 2.7%, were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of MAA’s common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2021, MAA issued a total of 851,536 shares of common stock upon redemption of OP Units.

At-the-Market Share Offering Program

In November 2021, the Company entered into an equity distribution agreement to establish a new ATM program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under the current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program.

During the years ended December 31, 2021 and 2020, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2021, there were 4.0 million shares remaining under the current ATM program.

Stock Repurchase Plan

In December 2015, MAA’s Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA’s common stock outstanding at the time of such authorization. From time to time, we may repurchase shares under this authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2021, no shares have been repurchased under the authorization.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	—	$—	—	4,000,000
November 1, 2021 - November 30, 2021	—	$—	—	4,000,000
December 1, 2021 - December 31, 2021	—	$—	—	4,000,000
Total	—		—	4,000,000
(1)
This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2016 with the S&P 500 Index and the Dow Jones U.S. Real Estate Apartments Index. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Mid-America Apartment Communities, Inc.	$100.00	$106.28	$105.15	$149.85	$148.89	$276.74
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
DJ US REIT Apartment Index	100.00	104.51	106.80	136.82	120.51	194.93

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.3% interest as of December 31, 2021. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements as a result of many factors, including, but not limited to, those under the heading “Risk Factors” in this Annual Report on Form 10-K.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2021, we owned and operated 290 apartment communities (which does not include development properties under construction) through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had six development communities under construction. In addition, as of December 31, 2021, 33 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2021.

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

Overview

For the year ended December 31, 2021, net income available for MAA common shareholders was $530.1 million as compared to $251.3 million for the year ended December 31, 2020. Results for the year ended December 31, 2021 included $221.2 million of gains related to the sale of real estate assets and $40.9 million of gain, net of tax, related to our investments in unconsolidated limited partnerships. Results for the year ended December 31, 2020 included $1.0 million of gains related to the sale of real estate assets and $4.8 million of gain, net of tax, related to our investments in unconsolidated limited partnerships. Revenues for the year ended December 31, 2021 increased 6.0% as compared to the year ended December 31, 2020, driven by a 5.5% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2021 increased by 4.8% as compared to the year ended December 31, 2020, driven by a 4.4% increase in our Same Store segment. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the year ended December 31, 2021, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit for our Same Store segment continued to increase from the prior year, up 5.2% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit. In addition, for the year ended December 31, 2021, average physical occupancy for our Same Store segment was 96.1%, as compared to 95.6% for the year ended year ended December 31, 2020. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will perform well in economic up cycles as well as better weather economic down cycles. Through our investment in 36 defined markets, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent price points.

While the United States economy continues to recover from the effects of the COVID-19 pandemic, demand for apartments during the year ended December 31, 2021 was very strong, as evidenced by the accelerating rent growth we achieved. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth. While our rent growth trends and rent collection trends during the year ended December 31, 2021 were strong, we continue to monitor pressures surrounding supply chain challenges and inflation trends. A worsening of the current environment could contribute to uncertain rent collections going forward and suppress demand for apartments and would likely drive rent growth on new leases and renewals lower than what we achieved during the year ended December 31, 2021. Elevated supply levels could further affect rent growth for our portfolio, particularly for apartment communities located in urban submarkets. To date, properties in suburban submarkets have been somewhat less impacted by supply, primarily because new development has been less prevalent in those submarkets. Supply chain and inflationary pressures would likely drive higher operating expenses, particularly in personnel and repairs and maintenance.

With the COVID-19 pandemic still impacting the country and contributing more uncertainty than normal, we believe that our portfolio strategy of maintaining a diversity of markets, submarkets, product types and rent price points will serve the company better in this environment than a more concentrated portfolio profile. At a portfolio level, we have focused on using our pricing system to maintain strong occupancy. As previously noted, average physical occupancy for our Same Store segment for the year ended December 31, 2021 was 96.1%, which we believe positions us well to manage through the typically slower winter leasing season and progress toward the typically stronger spring and summer leasing season.

Access to the financial markets remains strong, particularly for high credit rated borrowers. During 2021, we were able to efficiently raise capital through the debt market, and we positioned ourselves to access the equity market in the event we have such a need. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance maturing debt in the future. The prospect of rising interest rates could negatively impact our borrowing costs for any variable rate borrowings or refinancing activity; however, as of December 31, 2021, the interest rate on all of our outstanding debt was fixed, and our fixed rate debt maturities in the year ending December 31, 2022 are not significant.

Results of Operations

For the year ended December 31, 2021, we achieved net income available for MAA common shareholders of $530.1 million, a 111.0% increase as compared to the year ended December 31, 2020, and total revenue growth of $100.1 million, representing a 6.0% increase in property revenues as compared to the year ended December 31, 2020. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the year ended December 31, 2021 as compared to the year ended December 31, 2020. A discussion of the results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021, which is available free of charge on the SEC’s website at https://www.sec.gov and on our website at https://www.maac.com, on the “For Investors” page under “Filings and Financials—Annual Reports.”

Property Revenues

The following table reflects our property revenues by segment for the year ended December 31, 2021 (dollars in thousands):

	December 31, 2021	December 31, 2020	Increase	% Change
Same Store	$1,702,741	$1,613,369	$89,372	5.5%
Non-Same Store and Other	75,341	64,615	10,726	16.6%
Total	$1,778,082	$1,677,984	$100,098	6.0%

The increase in property revenues for our Same Store segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was the primary driver of total property revenue growth. The Same Store segment generated a 5.5% increase in revenues for the year ended December 31, 2021, primarily a result of average effective rent per unit growth of 5.2% as compared to the year ended December 31, 2020. The increase in property revenues from the Non-Same Store and Other segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily the result of increased revenues from recently completed development communities. These increases were partially offset by decreased revenues from the disposition of seven multifamily communities during the year ended December 31, 2021.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the year ended December 31, 2021 (dollars in thousands):

	December 31, 2021	December 31, 2020	Increase	% Change
Same Store	$638,433	$611,450	$26,983	4.4%
Non-Same Store and Other	32,732	29,021	3,711	12.8%
Total	$671,165	$640,471	$30,694	4.8%

The increase in property operating expenses for our Same Store segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by increases in real estate tax expense of $7.0 million, insurance expense of $6.2 million, building repairs and maintenance of $5.6 million, personnel expense of $4.4 million and utilities expense of $2.7 million. The increase in property operating expenses from the Non-Same Store and Other segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily the result of increased property operating expenses from recently completed development communities. These increases were partially offset by decreased property operating expenses from the disposition of seven multifamily communities during the year ended December 31, 2021.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2021 was $533.4 million, an increase of $22.6 million as compared to the year ended December 31, 2020. The increase was primarily driven by the recognition of depreciation expense associated with our development and capital spend activities made in the normal course of business during the year ended December 31, 2021.

Other Income and Expenses

Property management expenses for the year ended December 31, 2021 were $55.7 million, an increase of $3.4 million as compared to the year ended December 31, 2020. General and administrative expenses for the year ended December 31, 2021 were $52.9 million, an increase of $6.0 million as compared to the year ended December 31, 2020.

Interest expense for the year ended December 31, 2021 was $156.9 million, a decrease of $10.7 million as compared to the year ended December 31, 2020. The decrease was primarily due to a decrease of 27 basis points in our effective interest rate during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in our effective interest rate was primarily due to debt retirements during the year ended December 31, 2021, which were retired with proceeds from unsecured debt issuances with lower effective interest rates over the same period.

For the year ended December 31, 2021, we disposed of seven apartment communities, resulting in a gain on sale of depreciable real estate assets of $220.4 million. We did not dispose of any apartment communities during the year ended December 31, 2020. During the year ended December 31, 2021, we disposed of five land parcels resulting in a gain on sale of non-depreciable real estate assets of $0.8 million. During the year ended December 31, 2020, we disposed of one land parcel resulting in a gain on sale of non-depreciable real estate assets of $1.0 million.

Other non-operating income for the year ended December 31, 2021 was $33.9 million of income, as compared to $4.9 million of income for the year ended December 31, 2020. The increase was primarily driven by $51.7 million of non-cash gain from unconsolidated limited partnerships compared to $5.6 million of non-cash gain from unconsolidated limited partnerships during the year ended December 31, 2020. During the year ended December 31, 2021, we also recognized $4.6 million of non-cash expense related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares compared to the recognition of $2.6 million of non-cash income related to the adjustment of the embedded derivative during the year ended December 31, 2020. During the year ended December 31, 2021, we recognized $13.4 million in debt extinguishment costs. Expense recognized related to debt extinguishments during the year ended December 31, 2020 was negligible. During the year ended December 31, 2021, we recognized $1.3 million of COVID-19 related expenses compared to $3.5 million of COVID-19 related expenses during the year ended December 31, 2020.

Funds from Operations and Core Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with the United States generally accepted accounting principles, or GAAP) excluding gains or losses on disposition of operating properties and asset impairment, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests and adjustments for joint ventures. Because net income attributable to noncontrolling interests is added back, FFO, when used in this Annual Report on Form 10-K, represents FFO attributable to the Company.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations, such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares, gain or loss on sale of non-depreciable assets, gain or loss from unconsolidated limited partnerships, net casualty gain or loss, gain or loss on debt extinguishment, legal costs and settlements, COVID-19 related costs and mark-to-market debt adjustments. While our definition of Core FFO may be similar to others in the industry, our methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income available for MAA common shareholders as an indicator of operating performance. We believe that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the years ended December 31, 2021 and 2020, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Year ended December 31,
	2021	2020
Net income available for MAA common shareholders	$530,103	$251,274
Depreciation and amortization of real estate assets	526,220	504,364
Gain on sale of depreciable real estate assets	(220,428)	(9)
Depreciation and amortization of real estate assets of real estate joint venture	616	612
Net income attributable to noncontrolling interests	16,911	9,053
FFO attributable to the Company	853,422	765,294
Loss (income) from embedded derivative in preferred shares (1)	4,560	(2,562)
Gain on sale of non-depreciable real estate assets	(811)	(1,024)
Gain from unconsolidated limited partnerships, net of tax (1)(2)	(40,875)	(4,757)
Net casualty loss and other settlement proceeds (3)	1,524	484
Loss on debt extinguishment (1)	13,391	344
Legal costs and settlements, net (1)	(2,167)	(38)
COVID-19 related costs (1)	1,301	3,536
Mark-to-market debt adjustments (4)	270	75
Core FFO	$830,615	$761,352
(1)
Included in “Other non-operating income” in the Consolidated Statements of Operations.
(2)
For the year ended December 31, 2021, $51.7 million of gain from unconsolidated limited partnerships is offset by $10.8 million of income tax expense. For the year ended December 31, 2020, $5.6 million of gain from unconsolidated limited partnerships is offset by $0.8 million of income tax expense.
(3)
During the year ended December 31, 2021, we incurred $26.0 million in casualty losses related to winter storm Uri (primarily building repairs, landscaping and asset write-offs). We expect the majority of the casualty losses to be reimbursed through insurance coverage. A receivable has been recognized in “Other non-operating income” for the amount of the recorded losses that we expect to be recovered. Additional costs related to the storm that are not expected to be recovered through insurance coverage, along with other unrelated casualty losses and recoveries, are also reflected in this adjustment. The adjustment is primarily included in “Other non-operating income” in the Consolidated Statements of Operations.
(4)
Included in “Interest expense” in the Consolidated Statements of Operations.

Core FFO for the year ended December 31, 2021 was $830.6 million, an increase of $69.3 million as compared to the year ended December 31, 2020, primarily as a result of an increase in property revenues of $100.1 million and a decrease in interest expense of $10.7 million. The increases to Core FFO were offset by increases in property operating expenses, excluding depreciation and amortization, of $30.7 million, general and administrative expenses of $6.0 million and property management expenses of $3.4 million.

Liquidity and Capital Resources

Overview

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

We expect that our primary uses of cash will be to fund our ongoing operating needs, to fund our ongoing capital spending requirements, which relate primarily to our development, redevelopment and property repositioning activities, to repay maturing borrowings, to fund the future acquisition of assets and to pay shareholder dividends. We expect to meet our cash requirements through net cash flows from operating activities, existing unrestricted cash and cash equivalents, borrowings under our commercial paper program and our revolving credit facility, the future issuance of debt and equity and the future disposition of assets.

We historically have had positive net cash flows from operating activities. We believe that future net cash flows generated from operating activities, existing unrestricted cash and cash equivalents, borrowing capacity under our current commercial paper program and revolving credit facility, and our ability to issue debt and equity will provide sufficient liquidity to fund the cash requirements for our business over the next 12 months and the foreseeable future.

As of December 31, 2021, we had $1.1 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $895.0 million for the year ended December 31, 2021 as compared to $823.9 million for the year ended December 31, 2020. The increase in operating cash flows was primarily driven by our operating performance.

Cash Flows from Investing Activities

Net cash used in investing activities was $253.6 million for the year ended December 31, 2021 as compared to $484.7 million for the year ended December 31, 2020. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		Increase (Decrease)
	2021	2020	in Net Cash
Purchases of real estate and other assets	$(46,028)	$(56,965)	$10,937
Capital improvements and other	(279,635)	(225,506)	(54,129)
Development costs	(231,642)	(201,435)	(30,207)
Proceeds from disposition of real estate assets	307,891	4,175	303,716

The decrease in cash outflows for purchases of real estate and other assets was driven by acquisition activity during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in cash outflows for capital improvements and other was primarily driven by reconstruction related capital spend due to winter storm Uri in addition to increased redevelopment capital spend during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in cash outflows for development costs was driven by increased development activity during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in cash inflows related to proceeds from disposition of real estate assets was driven by the disposition of seven multifamily apartment communities during the year ended December 31, 2021 as compared to no apartment community dispositions during the year ended December 31, 2020.

Cash Flows from Financing Activities

Net cash used in financing activities was $546.4 million for the year ended December 31, 2021 as compared to $374.1 million for the year ended December 31, 2020. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		(Decrease) Increase
	2021	2020	in Net Cash
Net change in commercial paper	$(172,000)	$102,000	$(274,000)
Proceeds from notes payable	594,423	447,593	146,830
Principal payments on notes payable	(467,153)	(441,108)	(26,045)
Dividends paid on common shares	(470,401)	(457,355)	(13,046)
Net change in other financing activities	(6,142)	(1,126)	(5,016)

The increase in cash outflows related to the net change in commercial paper resulted from the decrease in net borrowings of $172.0 million on our commercial paper program during the year ended December 31, 2021 as compared to the increase in net borrowings of $102.0 million on our commercial paper program during the year ended December 31, 2020. The increase in cash inflows related to proceeds from notes payable primarily resulted from the issuance of $600.0 million of unsecured senior notes during the year ended December 31, 2021 as compared to the issuance of $450.0 million of unsecured senior notes during the year ended December 31, 2020. The increase in cash outflows from principal payments on notes payable primarily resulted from the retirement of $222.0 million of privately placed unsecured senior notes, $125.0 million of publicly issued unsecured senior notes and $118.6 million of property mortgages during the year ended December 31, 2021 as compared to the retirement of a $300.0 million term loan and $135.7 million of property mortgages during the year ended December 31, 2020. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $4.10 per share during the year ended December 31, 2021 as compared to the dividend rate of $4.00 per share during the year ended December 31, 2020. The increase in cash outflows from the net change in other financing activities was primarily driven by increased debt extinguishment costs paid during the year ended December 31, 2021 as compared to the year ended December 31, 2020, partially offset by increased cash inflows from contributions received from the noncontrolling interests related to our consolidated real estate entities.

Debt

The following schedule reflects our debt outstanding as of December 31, 2021 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$4,175,000	7.1	3.3%
Debt issuance costs, discounts, premiums and fair market value adjustments	(23,625)
Total unsecured debt	$4,151,375	7.1	3.3%

Secured debt
Fixed rate property mortgages	$368,555	26.8	4.4%
Debt issuance costs	(3,240)
Total secured debt	$365,315	26.8	4.4%
Total debt	$4,516,690	8.7	3.4%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments as of December 31, 2021 (dollars in thousands):

	Revolving Credit Facility & Commercial Paper ⁽¹⁾ ⁽²⁾	Public Bonds	Secured	Total
2022	$—	$124,827	$—	$124,827
2023	—	348,834	—	348,834
2024	—	398,024	—	398,024
2025	—	396,999	5,425	402,424
2026	—	296,430	—	296,430
2027	—	595,762	—	595,762
2028	—	396,087	—	396,087
2029	—	560,415	—	560,415
2030	—	297,196	—	297,196
2031	—	444,323	—	444,323
Thereafter	—	292,478	359,890	652,368
Total	$—	$4,151,375	$365,315	$4,516,690
(1)
There were no borrowings outstanding under MAALP’s commercial paper program as of December 31, 2021. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $500.0 million. For the year ended December 31, 2021, average daily borrowings outstanding under the commercial paper program were $217.8 million.
(2)
There were no borrowings outstanding under MAALP’s $1.0 billion unsecured revolving credit facility as of December 31, 2021. The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments as of December 31, 2021 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2022	$124,827	3.3%
2023	348,834	4.2%
2024	398,024	4.0%
2025	402,424	4.2%
2026	296,430	1.2%
2027	595,762	3.7%
2028	396,087	4.2%
2029	560,415	3.7%
2030	297,196	3.1%
2031	444,323	1.8%
Thereafter	652,368	3.8%
Total	$4,516,690	3.4%

Unsecured Revolving Credit Facility & Commercial Paper

In May 2019, MAALP closed on a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, and fourteen other banks, which we refer to as the Credit Facility. The Credit Facility replaced our previous unsecured revolving credit facility and includes an expansion option up to $1.5 billion. The Credit Facility bears an interest rate of LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods. As of December 31, 2021, there was no outstanding balance under the Credit Facility, while $4.0 million of capacity was used to support outstanding letters of credit. The Credit Facility serves as our primary source of short-term liquidity.

Certain tenors of the USD LIBOR (one-week and two-month) ceased publication as of December 31, 2021, and all remaining tenors of the USD LIBOR (one, three, six and 12-month) will cease to be published after June 30, 2023. Currently, our exposure to the phase-out of LIBOR is limited to the Credit Facility. The terms of the Credit Facility allow for the transition to an alternate benchmark interest rate, including SOFR, to replace any outstanding USD LIBOR borrowings at the time USD LIBOR is no longer published.

In May 2019, MAALP established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of December 31, 2021, there were no outstanding borrowings under the commercial paper program.

Unsecured Senior Notes

As of December 31, 2021, MAALP had $4.2 billion of publicly issued unsecured senior notes.

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

In September 2021, MAALP retired a $117.0 million tranche of privately placed unsecured senior notes due in November 2022, a $125.0 million portion of the $250.0 million in aggregate principal amount of publicly issued unsecured senior notes due in December 2022, a $12.3 million tranche of privately placed unsecured senior notes due in July 2023 and a $20.0 million tranche of privately placed unsecured senior notes due in November 2024. We incurred $13.4 million in prepayment penalties and write-offs of unamortized costs resulting from the debt retirements. These costs are included in “Other non-operating income” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of December 31, 2021, MAALP had $368.6 million of secured property mortgages with a weighted average interest rate of 4.4%. In February 2021, MAALP retired a $118.6 million mortgage associated with eight apartment communities prior to its June 2021 maturity.

For more information regarding our debt capital resources, see Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Equity

As of December 31, 2021, MAA owned 115,336,876 OP Units, comprising a 97.3% limited partnership interest in MAALP, while the remaining 3,206,118 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,206,118 shares of its common stock that, as of December 31, 2021, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which price is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of December 31, 2021. Subject to certain conditions, we generally have the right to elect cash or net share settlement under the forward sale agreements, although we expect to settle the forward sale agreements entirely by the full physical delivery of shares of MAA’s common stock in exchange for cash proceeds. We intend to use any cash proceeds upon settlement of the forward sale agreements to fund our development and redevelopment activities, among other potential uses.

In November 2021, the Company entered into an equity distribution agreement to establish a new ATM program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the years ended December 31, 2021 and 2020, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2021, there were 4.0 million shares remaining under the current ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Material Cash Requirements

The following table summarizes material cash requirements as of December 31, 2021 related to contractual obligations, which consist of principal and interest on our debt obligations and right-of-use lease obligations (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations (1)	$126,401	$351,481	$401,566	$400,815	$300,000	$2,963,292	$4,543,555
Fixed rate interest	154,229	149,027	127,021	118,070	103,099	666,554	1,318,000
Right-of-use lease obligations (2)	2,894	2,885	2,862	2,872	2,920	59,993	74,426
Total	$283,524	$503,393	$531,449	$521,757	$406,019	$3,689,839	$5,935,981
(1)
Represents principal payments gross of discounts, premiums, debt issuance costs and fair market value adjustments of debt assumed.
(2)
Primarily comprised of a ground lease underlying one apartment community we own and the lease of our corporate headquarters.

As of December 31, 2021, we also had contractual obligations, which are not reflected in the table above, to make additional capital contributions to two technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time until February 2025 after giving appropriate notice. As of December 31, 2021, we had committed to make additional capital contributions totaling up to $16.0 million if and when called by the general partners of the limited partnerships and until February 2025.

We have other material cash requirements that do not represent contractual obligations, but we expect to incur in the ordinary course of our business.

As of December 31, 2021, we had six development communities under construction totaling 2,021 apartment units once complete. Total expected costs for the six development projects are $460.5 million, of which $273.7 million had been incurred through December 31, 2021. We expect to have additional development projects in the future. In addition, our property development and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2022, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2021.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. We expect to pay quarterly dividends at an annual rate of $4.35 per share of MAA common stock during the year ending December 31, 2022.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Estimates

A critical accounting estimate is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The preceding discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

We believe that the estimates and assumptions summarized below are most important to the portrayal of our financial condition and results of operations because they involve a significant level of estimation uncertainty and they have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.

Acquisition of real estate assets

We account for our acquisitions of investments in real estate as asset acquisitions in accordance with Accounting Standards Codification Topic 805, Business Combinations, which requires the cost of the real estate acquired to be allocated to the individual acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis. In calculating the asset value of acquired tangible and intangible assets, management may use significant subjective inputs, including forecasted net operating income, or NOI, and market specific capitalization and discount rates. Management analyzes historical stabilized NOI to determine its estimate for forecasted NOI. Management estimates the market capitalization rate by analyzing the market capitalization rates for sold properties with comparable ages in similarly sized markets. Management allocates the purchase price of the asset acquisition based on the relative fair value of the individual components as a proportion of the total assets acquired. During the years ended December 31, 2021 and 2020, we did not acquire any real estate assets that required us to allocate the cost of the real estate asset to the individual acquired tangible and intangible assets.

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment, right-of-use lease assets and purchased intangibles subject to amortization, are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. Management generally considers the individual assets of an apartment community to collectively represent an asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management calculates the fair value of an asset by dividing estimated future cash flows by a market capitalization rate. No material impairment losses were recognized during the years ended December 31, 2021 and 2020.

Our impairment assessments contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and the fair value of the assets. Key assumptions used in estimating future cash flows and the fair value of an asset include projecting an apartment community’s NOI, estimating asset useful lives, disposition dates and recurring capital expenditures, as well as selecting an appropriate market capitalization rate. Management considers its apartment communities’ historical stabilized NOI performance, local market economics and the business environment impacting our apartment communities as the basis in projecting forecasted NOI, which management believes is representative of future cash flows. Management estimates the market capitalization rate by analyzing the market capitalization rates for sold properties with comparable ages in similarly sized markets. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

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

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involves a series of complex and qualitative judgments about future events. Among the factors that we consider in this assessment, including with respect to the matters disclosed in this Annual Report on Form 10-K, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Management’s assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, management believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

Valuation of embedded derivative

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to the income statement. The derivative asset related to the redemption feature is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at our option beginning on October 1, 2026 and at the redemption price of $50 per share. We use various significant inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option. As a result of the adjustments recorded to reflect the change in fair value of the derivative asset, the fair value of the embedded derivative asset decreased to $34.5 million as of December 31, 2021 as compared to $39.0 million as of December 31, 2020, a decrease in value of the asset of $4.5 million.

Arriving at the valuation of the embedded derivative requires a significant amount of subjective judgment by management, and the valuation of the embedded derivative is highly sensitive to changes in certain inputs in the analysis. For example, changes in the inputs of the trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates could cause the valuation of the embedded derivative to materially change from the recorded balance as of December 31, 2021. For instance, holding all other assumptions constant, a $1 decrease in the trading price of the preferred shares as of December 31, 2021 would result in a decrease in fair value of the embedded derivative asset of approximately $6 million.

Significant Accounting Policies

For more information regarding our significant accounting policies, including the accounting polices related to the critical accounting estimates discussed above as well as a brief description of recent accounting pronouncements that could have a material impact on our financial statements, see Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2021, 14.2% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of December 31, 2021, 100.0% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

None.

Item 9A. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

MAA’s management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA’s internal control over financial reporting as of December 31, 2021 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA’s management concluded that MAA’s internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on MAA’s internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2021. An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in MAA’s 2022 Proxy Statement in the sections entitled “Current Board Composition”, “Director Nominees for Election” and “Executive Officers of the Registrant” is incorporated herein by reference in response to this Item 10.

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

Item 11. Executive Compensation.

The information contained in MAA’s 2022 Proxy Statement in the sections entitled “Executive Compensation Tables”, “Director Compensation Table”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in MAA’s 2022 Proxy Statement in the sections entitled “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in MAA’s 2022 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Indebtedness of Management” is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accountant Fees and Services.

The information contained in MAA’s 2022 Proxy Statement in the section entitled “Audit and Non-Audit Fees” is incorporated herein by reference in response to this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant's Annual Report on form 10-K filed on February 18, 2021 and incorporated herein by reference).

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

4.16

Sixth Supplemental Indenture, dated as of August 19, 2021, by and between Mid-America Apartments, L.P. and U.S. Bank National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2021 and incorporated herein by reference).

4.17	Description of Securities (Filed as Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2020 and incorporated herein by reference).

10.1†

Employment Agreement, dated as of March 24, 2015, by and between the Registrant and H. Eric Bolton, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2015 and incorporated herein by reference).

10.2†

Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective November 30, 2010 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference).

10.3†

Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix B to the Registrant’s Definitive Proxy Statement filed on April 16, 2014 and incorporated herein by reference).

10.4†

Form of Non-Qualified Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.5†

Form of Restricted Stock Award Agreement under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015 and incorporated herein by reference).

10.6†

Form of Incentive Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).

10.7†

MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated Effective January 1, 2016 (Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference).

10.8†	Form of Change in Control and Termination Agreement (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2014 and incorporated herein by reference).

10.9†	Mid-America Apartment Communities, Inc. Indemnification Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 1, 2016 and incorporated herein by reference).

10.10†

Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 9, 2016 and incorporated herein by reference).

10.11†

Second Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 9, 2018 and incorporated herein by reference).

10.12†

Form of Restricted Stock Award Agreement Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 and incorporated herein by reference).

10.13†

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

10.15†

Form of Restricted Stock Unit Award Agreement Under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 and incorporated herein by reference).

10.16

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

101

The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.’s Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on February 17, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2021.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 17, 2022	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 17, 2022	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 17, 2022	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 17, 2022	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 17, 2022	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 17, 2022	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 17, 2022	/s/ Toni Jennings
Toni Jennings Director

Date:	February 17, 2022	/s/ James K. Lowder
James K. Lowder Director

Date:	February 17, 2022	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 17, 2022	/s/ Monica McGurk
Monica McGurk Director

Date:	February 17, 2022	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 17, 2022	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 17, 2022	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 17, 2022	/s/ Gary Shorb
Gary Shorb Director

Date:	February 17, 2022	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 17, 2022	/s/ H. Eric Bolton, Jr.
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

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 17, 2022	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 17, 2022	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 17, 2022	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 17, 2022	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 17, 2022	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 17, 2022	/s/ Toni Jennings
Toni Jennings Director

Date:	February 17, 2022	/s/ James K. Lowder
James K. Lowder Director

Date:	February 17, 2022	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 17, 2022	/s/ Monica McGurk
Monica McGurk Director

Date:	February 17, 2022	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 17, 2022	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 17, 2022	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 17, 2022	/s/ Gary Shorb
Gary Shorb Director

Date:	February 17, 2022	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Loss Contingencies
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, two separate putative class action lawsuits were filed against the Company in 2016 and 2017. The lawsuits both relate to purported violations of a late-fee statute in the state of Texas. In 2018, the District Court granted the plaintiffs’ motions for partial summary judgment and class certification. The Company appealed the class certifications to the Fifth Circuit Court of Appeals. In 2021, the Fifth Circuit Court of Appeals issued its opinions finding error in the District Court’s analysis of the Texas late-fee statute and remanding the lawsuits to the District Court to determine if class certifications are appropriate in light of the Fifth Circuit Court of Appeals’ ruling. If the plaintiff classes are recertified, management estimates that the Company’s maximum exposure in the lawsuits is $63.0 million.

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

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 8 to the consolidated financial statements, the Series I Preferred Stock shares (“preferred shares”) include a redemption feature which represents an embedded call option exercisable at the Company’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred shares to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2021, the fair value of the Company’s embedded derivative asset was $34.5 million.

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

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Loss Contingencies
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, two separate putative class action lawsuits were filed against Mid-America Apartment Communities, Inc. (MAA) and the Operating Partnership in 2016 and 2017. The lawsuits both relate to purported violations of a late-fee statute in the state of Texas. In 2018, the District Court granted the plaintiffs’ motions for partial summary judgment and class certification. MAA and the Operating Partnership appealed the class certifications to the Fifth Circuit Court of Appeals. In 2021, the Fifth Circuit Court of Appeals issued its opinions finding error in the District Court’s analysis of the Texas late-fee statute and remanding the lawsuits to the District Court to determine if class certifications are appropriate in light of the Fifth Circuit Court of Appeals’ ruling. If the plaintiff classes are recertified, management estimates that MAA’s and the Operating Partnership’s maximum exposure in the lawsuits is $63.0 million.

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

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 9 to the consolidated financial statements, the MAALP Series I Preferred Units (“preferred units”) have the same characteristics as the MAA Series I Preferred Stock shares (“preferred shares”), and thus include a redemption feature which represents an embedded call option exercisable at the Operating Partnership’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred units to the value of the preferred units assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2021, the fair value of the Operating Partnership’s embedded derivative asset was $34.5 million.

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

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 17, 2022

Mid-America Apartment Communities, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Real estate assets:
Land	$1,977,813	$1,929,181
Buildings and improvements and other	12,454,439	12,065,244
Development and capital improvements in progress	247,970	283,477
	14,680,222	14,277,902
Less: Accumulated depreciation	(3,848,161)	(3,415,105)
	10,832,061	10,862,797
Undeveloped land	24,015	60,993
Investment in real estate joint venture	42,827	43,325
Real estate assets, net	10,898,903	10,967,115

Cash and cash equivalents	54,302	25,198
Restricted cash	76,296	10,417
Other assets	255,681	192,061
Total assets	$11,285,182	$11,194,791

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,151,375	$4,077,373
Secured notes payable	365,315	485,339
Accrued expenses and other liabilities	584,400	528,274
Total liabilities	5,101,090	5,090,986

Redeemable common stock	30,185	15,397

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 115,336,876 and 114,373,727 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (1)	1,151	1,141
Additional paid-in capital	7,230,956	7,176,793
Accumulated distributions in excess of net income	(1,255,807)	(1,294,182)
Accumulated other comprehensive loss	(11,132)	(12,128)
Total MAA shareholders’ equity	5,965,177	5,871,633
Noncontrolling interests - OP Units	165,116	206,927
Total Company’s shareholders’ equity	6,130,293	6,078,560
Noncontrolling interests - consolidated real estate entities	23,614	9,848
Total equity	6,153,907	6,088,408
Total liabilities and equity	$11,285,182	$11,194,791
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 are 131,559 and 121,534, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Operations

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

	2021	2020	2019
Revenues:
Rental and other property revenues	$1,778,082	$1,677,984	$1,641,017
Expenses:
Operating expenses, excluding real estate taxes and insurance	404,288	387,966	377,453
Real estate taxes and insurance	266,877	252,505	235,392
Depreciation and amortization	533,433	510,842	496,843
Total property operating expenses	1,204,598	1,151,313	1,109,688
Property management expenses	55,732	52,300	55,011
General and administrative expenses	52,884	46,858	43,845
Interest expense	156,881	167,562	179,847
Gain on sale of depreciable real estate assets	(220,428)	(9)	(80,988)
Gain on sale of non-depreciable real estate assets	(811)	(1,024)	(12,047)
Other non-operating income	(33,902)	(4,857)	(22,999)
Income before income tax expense	563,128	265,841	368,660
Income tax expense	(13,637)	(3,327)	(3,696)
Income from continuing operations before real estate joint venture activity	549,491	262,514	364,964
Income from real estate joint venture	1,211	1,501	1,654
Net income	550,702	264,015	366,618
Net income attributable to noncontrolling interests	16,911	9,053	12,807
Net income available for shareholders	533,791	254,962	353,811
Dividends to MAA Series I preferred shareholders	3,688	3,688	3,688
Net income available for MAA common shareholders	$530,103	$251,274	$350,123

Earnings per common share - basic:
Net income available for MAA common shareholders	$4.62	$2.20	$3.07

Earnings per common share - diluted:
Net income available for MAA common shareholders	$4.61	$2.19	$3.07

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
Net income	$550,702	$264,015	$366,618
Other comprehensive income (loss):
Unrealized loss from derivative instruments	—	—	(11,676)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	1,114	1,088	(1,747)
Total comprehensive income	551,816	265,103	353,195
Less: Comprehensive income attributable to noncontrolling interests	(17,029)	(9,091)	(12,350)
Comprehensive income attributable to MAA	$534,787	$256,012	$340,845

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Equity

Years ended December 31, 2021, 2020 and 2019

(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders								Noncontrolling
	Preferred Stock		Common Stock		Additional	Accumulated Distributions	Accumulated Other	Noncontrolling Interests -	Interests - Consolidated		Redeemable
	Shares	Amount	Shares	Amount	Paid-In Capital	in Excess of Net Income	Comprehensive Loss	Operating Partnership	Real Estate Entities	Total Equity	Common Stock
EQUITY BALANCE DECEMBER 31, 2018	868	$9	113,746	$1,136	$7,138,170	$(989,263)	$(212)	$220,043	$2,306	$6,372,189	$9,414
Net income	—	—	—	—	—	353,811	—	12,671	136	366,618	—
Other comprehensive loss - derivative instruments	—	—	—	—	—	—	(12,966)	(457)	—	(13,423)	—
Issuance and registration of common shares	—	—	338	4	20,496	—	—	—	—	20,500	1,651
Shares repurchased and retired	—	—	(37)	—	(3,724)	—	—	—	—	(3,724)	—
Exercise of stock options	—	—	48	—	2,881	—	—	—	—	2,881	—
Shares issued in exchange for common units	—	—	44	—	2,366	—	—	(2,366)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	575	—	—	—	—	575	(575)
Redeemable stock fair market value adjustment	—	—	—	—	—	(3,641)	—	—	—	(3,641)	3,641
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(816)	—	—	816	—	—	—
Amortization of unearned compensation	—	—	—	—	14,684	—	—	—	—	14,684	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($3.8800 per share)	—	—	—	—	—	(442,698)	—	—	—	(442,698)	—
Dividends on noncontrolling interests units ($3.8800 per unit)	—	—	—	—	—	—	—	(16,060)	—	(16,060)	—
Acquisition of noncontrolling interest	—	—	—	—	(8,559)	—	—	—	(2,321)	(10,880)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	6,126	6,126	—
EQUITY BALANCE DECEMBER 31, 2019	868	$9	114,139	$1,140	$7,166,073	$(1,085,479)	$(13,178)	$214,647	$6,247	$6,289,459	$14,131
Net income	—	—	—	—	—	254,962	—	9,053	—	264,015	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,050	38	—	1,088	—
Issuance and registration of common shares	—	—	157	1	(209)	—	—	—	—	(208)	1,629
Shares repurchased and retired	—	—	(55)	—	(5,657)	—	—	—	—	(5,657)	—
Exercise of stock options	—	—	1	—	71	—	—	—	—	71	—
Shares issued in exchange for common units	—	—	10	—	502	—	—	(502)	—	—	—
Redeemable stock fair market value adjustment	—	—	—	—	—	363	—	—	—	363	(363)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(25)	—	—	25	—	—	—
Amortization of unearned compensation	—	—	—	—	16,038	—	—	—	—	16,038	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.0250 per share)	—	—	—	—	—	(460,340)	—	—	—	(460,340)	—
Dividends on noncontrolling interests units ($4.0250 per unit)	—	—	—	—	—	—	—	(16,334)	—	(16,334)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	3,601	3,601	—
EQUITY BALANCE DECEMBER 31, 2020	868	$9	114,252	$1,141	$7,176,793	$(1,294,182)	$(12,128)	$206,927	$9,848	$6,088,408	$15,397
Net income	—	—	—	—	—	533,791	—	16,911	—	550,702	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	996	118	—	1,114	—
Issuance and registration of common shares	—	—	147	2	(431)	—	—	—	—	(429)	1,657
Shares repurchased and retired	—	—	(64)	—	(9,043)	—	—	—	—	(9,043)	—
Exercise of stock options	—	—	19	—	1,478	—	—	—	—	1,478	—
Shares issued in exchange for common units	—	—	851	8	43,284	—	—	(43,292)	—	—	—
Redeemable stock fair market value adjustment	—	—	—	—	—	(13,131)	—	—	—	(13,131)	13,131
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	723	—	—	(723)	—	—	—
Amortization of unearned compensation	—	—	—	—	18,152	—	—	—	—	18,152	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.1625 per share)	—	—	—	—	—	(478,597)	—	—	—	(478,597)	—
Dividends on noncontrolling interests units ($4.1625 per unit)	—	—	—	—	—	—	—	(14,825)	—	(14,825)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	13,766	13,766	—
EQUITY BALANCE DECEMBER 31, 2021	868	$9	115,205	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907	$30,185

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$550,702	$264,015	$366,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	534,415	511,678	497,790
Gain on sale of depreciable real estate assets	(220,428)	(9)	(80,988)
Gain on sale of non-depreciable real estate assets	(811)	(1,024)	(12,047)
Loss (gain) on embedded derivative in preferred shares	4,560	(2,562)	(17,886)
Stock compensation expense	16,665	14,329	13,654
Amortization of debt issuance costs, discounts and premiums	5,652	4,960	5,778
Gain from unconsolidated limited partnerships, net of distributions received	(51,713)	(4,577)	(3,882)
Net change in operating accounts and other operating activities	55,925	37,139	12,383
Net cash provided by operating activities	894,967	823,949	781,420

Cash flows from investing activities:
Purchases of real estate and other assets	(46,028)	(56,965)	(105,106)
Capital improvements and other	(279,635)	(225,506)	(190,204)
Development costs	(231,642)	(201,435)	(112,893)
Distributions from real estate joint venture	497	349	507
Contributions to affiliates	(4,669)	(5,349)	(5,391)
Proceeds from disposition of real estate assets	307,891	4,175	174,814
Net cash used in investing activities	(253,586)	(484,731)	(238,273)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	255,000	565,000
Repayments of revolving credit facility	—	(255,000)	(1,105,000)
Net (payments of) proceeds from commercial paper	(172,000)	102,000	70,000
Proceeds from notes payable	594,423	447,593	1,059,289
Principal payments on notes payable	(467,153)	(441,108)	(657,619)
Payment of deferred financing costs	(5,940)	(4,217)	(14,274)
Distributions to noncontrolling interests	(15,497)	(16,243)	(15,939)
Dividends paid on common shares	(470,401)	(457,355)	(437,743)
Dividends paid on preferred shares	(3,688)	(3,688)	(3,688)
Net change in other financing activities	(6,142)	(1,126)	15,695
Net cash used in financing activities	(546,398)	(374,144)	(524,279)

Net increase (decrease) in cash, cash equivalents and restricted cash	94,983	(34,926)	18,868
Cash, cash equivalents and restricted cash, beginning of period	35,615	70,541	51,673
Cash, cash equivalents and restricted cash, end of period	$130,598	$35,615	$70,541

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,302	$25,198	$20,476
Restricted cash	76,296	10,417	50,065
Total cash, cash equivalents and restricted cash	$130,598	$35,615	$70,541

Supplemental information:
Interest paid	$158,630	$165,098	$169,743
Income taxes paid	2,543	2,549	2,546
Non-cash transactions:
Conversion of OP Units to shares of common stock	$43,292	$502	$2,366
Accrued construction in progress	15,123	19,625	9,298
Interest capitalized	9,720	6,912	2,889

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands, except unit data)

	December 31, 2021	December 31, 2020
Assets
Real estate assets:
Land	$1,977,813	$1,929,181
Buildings and improvements and other	12,454,439	12,065,244
Development and capital improvements in progress	247,970	283,477
	14,680,222	14,277,902
Less: Accumulated depreciation	(3,848,161)	(3,415,105)
	10,832,061	10,862,797
Undeveloped land	24,015	60,993
Investment in real estate joint venture	42,827	43,325
Real estate assets, net	10,898,903	10,967,115

Cash and cash equivalents	54,302	25,198
Restricted cash	76,296	10,417
Other assets	255,681	192,061
Total assets	$11,285,182	$11,194,791

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,151,375	$4,077,373
Secured notes payable	365,315	485,339
Accrued expenses and other liabilities	584,400	528,274
Due to general partner	19	19
Total liabilities	5,101,109	5,091,005

Redeemable common units	30,185	15,397

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of December 31, 2021 and December 31, 2020, respectively	66,840	66,840
General partner, 115,336,876 and 114,373,727 OP Units outstanding as of December 31, 2021 and December 31, 2020, respectively (1)	5,909,700	5,817,270
Limited partners, 3,206,118 and 4,057,657 OP Units outstanding as of December 31, 2021 and December 31, 2020, respectively (1)	165,116	206,927
Accumulated other comprehensive loss	(11,382)	(12,496)
Total operating partners’ capital	6,130,274	6,078,541
Noncontrolling interests - consolidated real estate entities	23,614	9,848
Total equity	6,153,888	6,088,389
Total liabilities and equity	$11,285,182	$11,194,791
(1)
Number of units outstanding represents total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 are 131,559 and 121,534, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Operations

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per unit data)

	2021	2020	2019
Revenues:
Rental and other property revenues	$1,778,082	$1,677,984	$1,641,017
Expenses:
Operating expenses, excluding real estate taxes and insurance	404,288	387,966	377,453
Real estate taxes and insurance	266,877	252,505	235,392
Depreciation and amortization	533,433	510,842	496,843
Total property operating expenses	1,204,598	1,151,313	1,109,688
Property management expenses	55,732	52,300	55,011
General and administrative expenses	52,884	46,858	43,845
Interest expense	156,881	167,562	179,847
Gain on sale of depreciable real estate assets	(220,428)	(9)	(80,988)
Gain on sale of non-depreciable real estate assets	(811)	(1,024)	(12,047)
Other non-operating income	(33,902)	(4,857)	(22,999)
Income before income tax expense	563,128	265,841	368,660
Income tax expense	(13,637)	(3,327)	(3,696)
Income from continuing operations before real estate joint venture activity	549,491	262,514	364,964
Income from real estate joint venture	1,211	1,501	1,654
Net income	550,702	264,015	366,618
Net income attributable to noncontrolling interests	—	—	136
Net income available for MAALP unitholders	550,702	264,015	366,482
Distributions to MAALP preferred unitholders	3,688	3,688	3,688
Net income available for MAALP common unitholders	$547,014	$260,327	$362,794

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$4.62	$2.20	$3.07

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$4.61	$2.20	$3.07

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
Net income	$550,702	$264,015	$366,618
Other comprehensive income (loss):
Unrealized loss from derivative instruments	—	—	(11,676)
Adjustment for net losses (gains) reclassified to net income from derivative instruments	1,114	1,088	(1,747)
Total comprehensive income	551,816	265,103	353,195
Less: Comprehensive income attributable to noncontrolling interests	—	—	(136)
Comprehensive income attributable to MAALP	$551,816	$265,103	$353,059

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Changes in Capital

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Interests - Consolidated Real Estate Entities	Total Partnership Capital	Redeemable Common Units
CAPITAL BALANCE DECEMBER 31, 2019	$220,043	$6,083,142	$66,840	$(161)	$2,306	$6,372,170	$9,414
Net income	12,671	350,123	3,688	—	136	366,618	—
Other comprehensive loss - derivative instruments	—	—	—	(13,423)	—	(13,423)	—
Issuance of units	—	20,500	—	—	—	20,500	1,651
Units repurchased and retired	—	(3,724)	—	—	—	(3,724)	—
Exercise of unit options	—	2,881	—	—	—	2,881	—
General partner units issued in exchange for limited partner units	(2,366)	2,366	—	—	—	—	—
Units issued in exchange for redeemable units	—	575	—	—	—	575	(575)
Redeemable units fair market value adjustment	—	(3,641)	—	—	—	(3,641)	3,641
Adjustment for limited partners’ capital at redemption value	359	(359)	—	—	—	—	—
Amortization of unearned compensation	—	14,684	—	—	—	14,684	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($3.8800 per unit)	(16,060)	(442,698)	—	—	—	(458,758)	—
Acquisition of noncontrolling interest	—	(8,559)	—	—	(2,321)	(10,880)	—
Contribution from noncontrolling interest	—	—	—	—	6,126	6,126	—
CAPITAL BALANCE DECEMBER 31, 2019	$214,647	$6,015,290	$66,840	$(13,584)	$6,247	$6,289,440	$14,131
Net income	9,053	251,274	3,688	—	—	264,015	—
Other comprehensive loss - derivative instruments	—	—	—	1,088	—	1,088	—
Issuance of units	—	(208)	—	—	—	(208)	1,629
Units repurchased and retired	—	(5,657)	—	—	—	(5,657)	—
Exercise of unit options	—	71	—	—	—	71	—
General partner units issued in exchange for limited partner units	(502)	502	—	—	—	—	—
Redeemable units fair market value adjustment	—	363	—	—	—	363	(363)
Adjustment for limited partners’ capital at redemption value	63	(63)	—	—	—	—	—
Amortization of unearned compensation	—	16,038	—	—	—	16,038	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.0250 per unit)	(16,334)	(460,340)	—	—	—	(476,674)	—
Contribution from noncontrolling interest	—	—	—	—	3,601	3,601	—
CAPITAL BALANCE DECEMBER 31, 2020	$206,927	$5,817,270	$66,840	$(12,496)	$9,848	$6,088,389	$15,397
Net income	16,911	530,103	3,688	—	—	550,702	—
Other comprehensive income - derivative instruments	—	—	—	1,114	—	1,114	—
Issuance of units	—	(429)	—	—	—	(429)	1,657
Units repurchased and retired	—	(9,043)	—	—	—	(9,043)	—
Exercise of unit options	—	1,478	—	—	—	1,478	—
General partner units issued in exchange for limited partner units	(43,292)	43,292	—	—	—	—	—
Redeemable units fair market value adjustment	—	(13,131)	—	—	—	(13,131)	13,131
Adjustment for limited partners’ capital at redemption value	(605)	605	—	—	—	—	—
Amortization of unearned compensation	—	18,152	—	—	—	18,152	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.1625 per unit)	(14,825)	(478,597)	—	—	—	(493,422)	—
Contribution from noncontrolling interest	—	—	—	—	13,766	13,766	—
CAPITAL BALANCE DECEMBER 31, 2021	$165,116	$5,909,700	$66,840	$(11,382)	$23,614	$6,153,888	$30,185

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Cash Flows

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$550,702	$264,015	$366,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	534,415	511,678	497,790
Gain on sale of depreciable real estate assets	(220,428)	(9)	(80,988)
Gain on sale of non-depreciable real estate assets	(811)	(1,024)	(12,047)
Loss (gain) on embedded derivative in preferred shares	4,560	(2,562)	(17,886)
Stock compensation expense	16,665	14,329	13,654
Amortization of debt issuance costs, discounts and premiums	5,652	4,960	5,778
Gain from unconsolidated limited partnerships, net of distributions received	(51,713)	(4,577)	(3,882)
Net change in operating accounts and other operating activities	55,925	37,139	12,383
Net cash provided by operating activities	894,967	823,949	781,420

Cash flows from investing activities:
Purchases of real estate and other assets	(46,028)	(56,965)	(105,106)
Capital improvements and other	(279,635)	(225,506)	(190,204)
Development costs	(231,642)	(201,435)	(112,893)
Distributions from real estate joint venture	497	349	507
Contributions to affiliates	(4,669)	(5,349)	(5,391)
Proceeds from disposition of real estate assets	307,891	4,175	174,814
Net cash used in investing activities	(253,586)	(484,731)	(238,273)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	255,000	565,000
Repayments of revolving credit facility	—	(255,000)	(1,105,000)
Net (payments of) proceeds from commercial paper	(172,000)	102,000	70,000
Proceeds from notes payable	594,423	447,593	1,059,289
Principal payments on notes payable	(467,153)	(441,108)	(657,619)
Payment of deferred financing costs	(5,940)	(4,217)	(14,274)
Distributions paid on common units	(485,898)	(473,598)	(453,682)
Distributions paid on preferred units	(3,688)	(3,688)	(3,688)
Net change in other financing activities	(6,142)	(1,126)	15,695
Net cash used in financing activities	(546,398)	(374,144)	(524,279)

Net increase (decrease) in cash, cash equivalents and restricted cash	94,983	(34,926)	18,868
Cash, cash equivalents and restricted cash, beginning of period	35,615	70,541	51,673
Cash, cash equivalents and restricted cash, end of period	$130,598	$35,615	$70,541

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,302	$25,198	$20,476
Restricted cash	76,296	10,417	50,065
Total cash, cash equivalents and restricted cash	$130,598	$35,615	$70,541

Supplemental information:
Interest paid	$158,630	$165,098	$169,743
Income taxes paid	2,543	2,549	2,546
Non-cash transactions:
Accrued construction in progress	$15,123	$19,625	$9,298
Interest capitalized	9,720	6,912	2,889
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Consolidated Financial Statements

Years ended December 31, 2021, 2020 and 2019

1.
Organization and Summary of Significant Accounting Policies

Unless the context otherwise requires, all references to the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and, unless the context otherwise requires, “shareholders” refers to the holders of shares of MAA’s common stock. The common units of limited partnership interests in the Operating Partnership are referred to as “OP Units,” and the holders of the OP Units are referred to as “common unitholders.”

As of December 31, 2021, MAA owned 115,336,876 OP Units (or 97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentations of MAA’s shareholders’ equity and the Operating Partnership’s capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA’s shareholders’ equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, treasury shares, accumulated other comprehensive income or loss and redeemable common stock. The Operating Partnership’s capital may include common capital and preferred capital of the general partner (MAA), limited partners’ common capital and preferred capital, noncontrolling interests, accumulated other comprehensive income or loss and redeemable common units. Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2021, the Company owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of December 31, 2021, the Company also had six development communities under construction, totaling 2,021 apartment units once complete. Total expected costs for the six development projects are $460.5 million, of which $273.7 million had been incurred through December 31, 2021. The Company expects to complete three of these developments in 2022 and three developments in 2023. As of December 31, 2021, 33 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2021.

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

The Company invests in entities which may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAALP is classified as a VIE because the limited partners lack substantive kick-out rights and substantive participating rights. The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including, but not limited to, those activities that most significantly impact the VIE’s economic performance and which party controls such activities. The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence but does not have the ability to exercise control. The factors considered in determining whether the Company has the ability to exercise control include ownership of voting interests and participatory rights of investors (see “Investments in Unconsolidated Affiliates” below).

Noncontrolling Interests

As of December 31, 2021, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s five consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of December 31, 2021, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $252.8 million and $15.9 million, respectively. As of December 31, 2020, the consolidated assets and liabilities of the Company’s consolidated real estate entities with a noncontrolling interest were $128.9 million and $8.1 million, respectively.

Real Estate Assets and Depreciation and Amortization

Real estate assets are carried at depreciated cost and consist of land, buildings and improvements and other, and development and capital improvements in progress (see “Development Costs” below). Repairs and maintenance costs are expensed as incurred, while significant improvements, renovations and recurring capital replacements are capitalized and depreciated over their estimated useful lives. Recurring capital replacements typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. In addition to these costs, the Company also capitalizes salary costs directly identifiable with renovation work. These expenditures extend the useful life of the property and increase the property’s fair market value. The cost of interior painting and blinds are typically expensed as incurred.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to “Buildings and improvements and other” as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, salaries and real estate taxes) during the years ended December 31, 2021, 2020 and 2019 were $16.6 million, $12.7 million and $6.5 million, respectively. Certain costs associated with the lease-up of development projects, including cost of model units, furnishings and signs, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

The purchase price of an acquired property is allocated based on the relative fair value of the individual components as a proportion of the total assets acquired. The Company allocates the cost of the tangible assets of an acquired property by valuing the building as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a building using methods similar to those used by independent appraisers. These methods include using stabilized net operating income, or NOI, and market specific capitalization and discount rates. The Company allocates the cost of land based on its relative fair value if acquired with a multifamily community or by the actual purchase price adjusted to an allocation of the relative fair value if acquired separately. In allocating the cost of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the residential leases acquired in connection with each of its property acquisitions approximate at-market rates since the residential lease terms generally do not extend beyond one year.

For residential leases, the fair value of the in-place leases and resident relationships is amortized over the remaining term of the resident leases. For retail and commercial leases, the fair value of in-place leases and tenant relationships is amortized over the remaining term of the leases. The net amount of these lease intangibles included in “Other assets” totaled $0.9 million and $1.3 million as of December 31, 2021 and 2020, respectively.

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

Undeveloped Land

Undeveloped land includes sites intended for future multifamily developments and sites for future commercial development, which are carried at the lower of cost or fair value in accordance with GAAP. Any costs incurred prior to commencement of pre-development activities are expensed as incurred.

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

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and two technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $42.8 million and $43.3 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company’s investments in the technology-focused limited partnerships were $79.4 million and $23.0 million, respectively, and are included in “Other assets” in the accompanying Consolidated Balance Sheets. The increase in the Company’s investment in the limited partnerships was driven by the recognition of unrealized gains, which were primarily a result of an increase in the valuation of an underlying investment that recently became publicly traded. As of December 31, 2021, the Company was committed until February 2025 to make additional capital contributions totaling $16.0 million if and when called by the general partners of the limited partnerships.

Other Assets

Other assets consist primarily of receivables and deposits from residents, the value of derivative contracts, right-of-use lease assets, investments in technology-focused limited partnerships, deferred rental concessions, deferred financing costs relating to a revolving credit facility and other prepaid expenses. Also included in other assets are the fair market value of in-place leases and resident relationships, net of accumulated amortization.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of accrued real estate taxes, accrued dividends payable, unearned income, right-of-use lease obligations, accrued payroll, accrued interest payable, security deposits, general liability and workers compensation insurance, accrued construction in progress, net deferred tax liability (see Note 7), accrued loss contingencies (see Note 11), accounts payable and other accrued expenses. The following table reflects a detail of the Company’s “Accrued expenses and other liabilities” balances as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Accrued real estate taxes	$144,326	$140,615
Accrued dividends payable	128,916	121,392
Unearned income	59,937	48,781
Right-of-use lease obligations	30,251	31,740
Accrued payroll	27,092	19,575
Accrued interest payable	26,331	24,771
Security deposits	24,660	21,637
General liability and workers compensation insurance	23,851	13,920
Accrued construction in progress	15,123	19,625
Accounts payable, accrued expenses and other	103,913	86,218
Total	$584,400	$528,274

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

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involves a series of complex judgments about future events. Among the factors considered in this assessment, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, management’s experience in similar matters, the facts available to management at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. Management’s assessment of these factors may change over time as individual proceedings or claims progress. For matters where management is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are ultimately expected to be resolved through negotiation and settlement have not reached the point where management believes a reasonable estimate of loss, or range of loss, can be made. The Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any. See Note 11 for additional disclosures regarding loss contingencies.

Equity Forward Sale Agreements

MAA has entered into, and in the future may enter into, forward sale agreements for the sale and issuance of shares of its common stock, either through an underwritten public offering or through MAA’s at-the-market share offering program, or ATM program. When MAA enters into a forward sale agreement, the contract requires MAA to sell its shares to a counterparty at a predetermined price at a future date, which price is subject to adjustment during the term of the contract for MAA’s anticipated dividends as well as for a daily interest factor that varies with changes in the federal funds rate. MAA generally has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances. The Company accounts for the shares of MAA’s common stock reserved for issuance upon settlement as equity in accordance with ASC Topic 815-40, Contracts in Entity’s Own Equity, which permits equity classification when a contract is considered indexed to its own stock and the contract requires or permits the issuing entity to settle the contract in shares (either physically or net in shares).

The guidance in ASC Topic 815-40 establishes a two-step process for evaluating whether an equity-linked financial instrument is considered indexed to its own stock by evaluating the instrument’s contingent exercise provisions and the instrument’s settlement provisions. In evaluating the forward sale agreements MAA has entered into, management concluded that (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market of MAA’s common stock price; and (ii) none of the settlement provisions preclude the agreements from being indexed to MAA’s common stock.

Before the issuance of shares of MAA’s common stock, upon physical or net share settlement of the forward sale agreements, MAA expects the shares issuable upon settlement of the forward sale agreements will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the forward sale agreements over the number of shares of common stock that could be purchased by MAA in the open market (based on the average market price during the period) using the proceeds to be received upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). When MAA physically or net share settles a forward sale agreement, the delivery of shares of common stock would result in an increase in the number of weighted average common shares outstanding and dilution to basic earnings per share. See Note 8 for additional disclosures regarding the equity forward sale agreements.

Revenue Recognition

The Company primarily leases multifamily residential apartments to residents under operating leases generally due on a monthly basis with terms of approximately one year or less. Rental revenues are recognized in accordance with ASC Topic 842, Leases, using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to residents, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term. Rental revenues represent approximately 93% of the Company’s total revenues and include gross rents charged less adjustments for concessions and bad debt. Approximately 6% of the Company’s total revenues represent non-lease reimbursable property revenues from its residents for utility reimbursements, which are generally recognized and due on a monthly basis as residents obtain control of the service over the term of the lease. The remaining 1% of the Company’s total revenues represents other non-lease property revenues primarily driven by nonrefundable fees and commissions.

In accordance with ASC Topic 842, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported on a combined basis in the line item “Rental revenues,” as presented in the disaggregation of the Company’s revenues in Note 13. Other non-lease property revenues are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognized outside of the scope of ASC Topic 842 to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Other non-lease property revenues are reported in the line item “Other property revenues”, as presented in the disaggregation of the Company’s revenues in Note 13.

Rental Costs

Costs associated with rental activities are expensed as incurred and include advertising expenses, which were $23.9 million, $23.9 million and $20.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of December 31, 2021 and 2020, right-of-use assets recorded within “Other assets” totaled $47.0 million and $49.4 million, respectively, and related lease obligations recorded within “Accrued expenses and other liabilities” totaled $30.3 million and $31.7 million, respectively, in the Consolidated Balance Sheets. Lease expense recognized for the years ended December 31, 2021, 2020 and 2019 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2021 and 2020 was also immaterial. See Note 11 for additional disclosures regarding leases.

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

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets, to its disclosure of the fair value of financial instruments, principally indebtedness, and to its disclosure of the fair value of its derivative financial instruments. Fair value disclosures required under ASC Topic 820 as well as the Company’s derivative accounting policies are summarized in Note 6 utilizing the following hierarchy:

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

For the years ended December 31, 2021, 2020 and 2019, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

Calculation of Earnings per common share – basic	2021		2020		2019
Net income	$550,702		$264,015		$366,618
Net income attributable to noncontrolling interests	(16,911)		(9,053)		(12,807)
Unvested restricted stock (allocation of earnings)	(539)		(338)		(519)
Preferred dividends	(3,688)		(3,688)		(3,688)
Net income available for MAA common shareholders, adjusted	$529,564		$250,936		$349,604

Weighted average common shares – basic	114,717		114,188		113,854
Earnings per common share – basic	$4.62		$2.20		$3.07

Calculation of Earnings per common share – diluted
Net income	$550,702		$264,015		$366,618
Net income attributable to noncontrolling interests	(16,911)	(1)	(9,053)	(1)	(12,807)	(1)
Preferred dividends	(3,688)		(3,688)		(3,688)
Net income available for MAA common shareholders, adjusted	$530,103		$251,274		$350,123

Weighted average common shares – basic	114,717		114,188		113,854
Effect of dilutive securities	322		312		259
Weighted average common shares – diluted	115,039		114,500		114,113
Earnings per common share – diluted	$4.61		$2.19		$3.07
(1)
For the years ended December 31, 2021, 2020 and 2019, 3.7 million, 4.1 million and 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.
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

For the years ended December 31, 2021, 2020 and 2019, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

Calculation of Earnings per common unit – basic	2021	2020	2019
Net income	$550,702	$264,015	$366,618
Net income attributable to noncontrolling interests	—	—	(136)
Unvested restricted units (allocation of earnings)	(539)	(338)	(519)
Preferred unit distributions	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$546,475	$259,989	$362,275

Weighted average common units – basic	118,400	118,248	117,944
Earnings per common unit – basic	$4.62	$2.20	$3.07

Calculation of Earnings per common unit – diluted
Net income	$550,702	$264,015	$366,618
Net income attributable to noncontrolling interests	—	—	(136)
Preferred unit distributions	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$547,014	$260,327	$362,794

Weighted average common units – basic	118,400	118,248	117,944
Effect of dilutive securities	322	312	259
Weighted average common units – diluted	118,722	118,560	118,203
Earnings per common unit – diluted	$4.61	$2.20	$3.07

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

Total compensation expense under the Stock Plan was $18.2 million, $16.0 million and $14.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Of these amounts, total compensation expense capitalized was $1.5 million, $1.7 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the total unrecognized compensation expense was $14.0 million. This cost is expected to be recognized over the remaining weighted average period of 0.8 years. Total cash paid for the settlement of plan shares totaled $9.0 million, $5.7 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Information concerning grants under the Stock Plan is provided below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, market condition, performance condition or a combination thereof and generally vests ratably over a period from at grant date up to 5 years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals, such as funds available for distribution targets, and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2021, 2020 and 2019, was $88.22, $100.53 and $72.98, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Risk free rate	0.161%	1.603%	2.578%
Dividend yield	3.341%	3.070%	4.043%
Volatility	28.04%	17.02%	18.95%
Requisite service period	3 years	3 years	3 years

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

A summary of the status of the nonvested restricted shares as of December 31, 2021, and the changes for the year ended December 31, 2021, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2021	216,850	$102.10
Issued	143,375	87.05
Vested	(197,970)	80.06
Forfeited	(359)	110.23
Nonvested as of December 31, 2021	161,896	$115.07

The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $15.8 million, $13.9 million and $9.3 million, respectively.

Stock Options

Stock options are earned when the employee remains employed over the requisite service period and vest ratably over a period from 0.3 years to 2.3 years. Stock options exercised result in new common shares being issued on the open market by the Company. The fair value of stock option awards is determined using the Monte Carlo valuation model. No stock options were granted or expired during the years ended December 31, 2021, 2020 or 2019.

A summary of the status of the outstanding stock options as of December 31, 2021 and the changes for the year ended December 31, 2021 is presented below:

Stock Options	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2021	19,845	$77.83
Exercised	(19,032)	77.67
Outstanding as of December 31, 2021	813	$81.41

All options outstanding as of December 31, 2021 were exercisable and had an intrinsic value of $0.1 million with a weighted average remaining term of 4.1 years. There were 19,032 options, 918 options and 69,852 options exercised during the years ended December 31, 2021, 2020 and 2019, respectively. Cash received from the exercise of stock options totaled $1.5 million, $0.1 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

5.
Borrowings

The following table summarizes the Company’s outstanding debt as of December 31, 2021 and 2020 (dollars in thousands):

			As of December 31, 2021
Unsecured debt	December 31, 2021	December 31, 2020	Weighted Average Effective Rate	Weighted Average Contract Maturity
Variable rate commercial paper program	$—	$172,000	—	—
Fixed rate senior notes	4,175,000	3,922,000	3.3%	3/4/2029
Debt issuance costs, discounts, premiums and fair market value adjustments	(23,625)	(16,627)
Total unsecured debt	$4,151,375	$4,077,373	3.3%

Secured debt
Fixed rate property mortgages	$368,555	$488,709	4.4%	9/24/2048
Debt issuance costs	(3,240)	(3,370)
Total secured debt	$365,315	$485,339	4.4%
Total outstanding debt	$4,516,690	$4,562,712	3.4%

Unsecured Revolving Credit Facility

In May 2019, MAALP entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, and fourteen other banks, which is referred to as the Credit Facility. The Credit Facility replaced MAALP’s previous unsecured revolving credit facility, and it includes an expansion option up to $1.5 billion. The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods. As of December 31, 2021, there was no outstanding balance under the Credit Facility, while $4.0 million of capacity was used to support outstanding letters of credit. The terms of the Credit Facility allow for the transition to an alternate benchmark interest rate, including the Secured Overnight Financing Rate, to replace any outstanding U.S. dollar (USD) LIBOR borrowings at the time USD LIBOR is no longer published.

Unsecured Commercial Paper

In May 2019, MAALP established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million. As of December 31, 2021, MAALP had no outstanding borrowings under the commercial paper program.

Unsecured Senior Notes

As of December 31, 2021, MAALP had $4.2 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average of 7.1 years remaining until maturity as of December 31, 2021.

In July 2021, MAALP retired a $72.8 million tranche of privately placed unsecured senior notes at maturity.

In August 2021, MAALP publicly issued $300 million in aggregate principal amount of unsecured senior notes maturing September 2026 with a coupon rate of 1.100% per annum, or the 2026 Notes. The purchase price paid by the purchasers of the 2026 Notes was 99.553% of the principal amount. The 2026 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other unsecured senior indebtedness of MAALP. Interest on the 2026 Notes is payable semi-annually in arrears on March 15 and September 15 of each year beginning March 15, 2022. The net proceeds of the offering were $296.9 million, after deducting the original issue discount and underwriting commissions totaling $3.1 million. The 2026 Notes have an effective interest rate of 1.191% and have been reflected net of discount and debt issuance costs in the accompanying Consolidated Balance Sheets as of December 31, 2021.

In August 2021, MAALP also publicly issued $300 million in aggregate principal amount of unsecured senior notes maturing September 2051 with a coupon rate of 2.875% per annum, or the 2051 Notes. The purchase price paid by the purchasers of the 2051 Notes was 98.588% of the principal amount. The 2051 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other unsecured senior indebtedness of MAALP. Interest on the 2051 Notes is payable semi-annually in arrears on March 15 and September 15 of each year beginning March 15, 2022. The net proceeds of the offering were $293.1 million, after deducting the original issue discount and underwriting commissions totaling $6.9 million. The 2051 Notes have an effective interest rate of 2.946% and have been reflected net of discount and debt issuance costs in the accompanying Consolidated Balance Sheets as of December 31, 2021.

In September 2021, MAALP retired a $117.0 million tranche of privately placed unsecured senior notes due in November 2022, a $125.0 million portion of the $250.0 million in aggregate principal amount of publicly issued unsecured senior notes due in December 2022, a $12.3 million tranche of privately placed unsecured senior notes due in July 2023, and a $20.0 million tranche of privately placed unsecured senior notes due in November 2024. MAALP incurred $13.4 million in prepayment penalties and write-offs of unamortized costs resulting from the debt retirements during the year ended December 31, 2021. These costs are included in “Other non-operating income” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021.

Secured Property Mortgages

As of December 31, 2021, MAALP had $368.6 million of fixed rate conventional property mortgages with a weighted average interest rate of 4.4% and a weighted average maturity in 2048.

In February 2021, MAALP retired a $118.6 million mortgage associated with eight apartment communities prior to its June 2021 maturity.

Schedule of Maturities

The following table includes scheduled principal repayments of MAALP’s outstanding borrowings as of December 31, 2021, as well as the amortization of the fair market value of debt assumed, debt discounts, premiums and issuance costs (in thousands):

	Maturities	Amortization	Total
2022	$125,000	$(173)	$124,827
2023	350,000	(1,166)	348,834
2024	400,000	(1,976)	398,024
2025	405,262	(2,838)	402,424
2026	300,000	(3,570)	296,430
Thereafter	2,963,293	(17,142)	2,946,151
Total	$4,543,555	$(26,865)	$4,516,690

6.
Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of December 31, 2021 and 2020 totaled $4.5 billion and $4.4 billion, respectively, and had estimated fair values of $4.8 billion and $4.9 billion (excluding prepayment penalties), respectively. The carrying value of variable rate debt as of December 31, 2020 totaled $172.0 million and had an estimated fair value of $172.0 million. As of December 31, 2021, the Company had no variable rate debt outstanding. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of December 31, 2021, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company uses various significant inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating income” in the accompanying Consolidated Statements of Operations. As a result of the adjustments recorded to reflect the change in fair value of the derivative asset, the fair value of the embedded derivative asset decreased to $34.5 million as of December 31, 2021 as compared to $39.0 million as of December 31, 2020, a decrease in value of the derivative asset of $4.5 million.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and embedded derivative held as of December 31, 2021 and December 31, 2020 were classified as Level 2 in the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

The Company periodically uses derivatives to hedge exposures to interest rates. For transactions that meet the hedge accounting criteria, the Company formally designates and documents the instrument as a hedge at inception and thereafter assesses the hedge to ensure it is effective in offsetting changes in the cash flows of the underlying exposures. The changes in the fair value of a derivative designated and that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive loss” and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no periodic measurement or recognition of ineffectiveness, regardless of whether or not economic mismatches exist in the hedging relationship.

As of December 31, 2021, the Company had $11.1 million in net realized losses recorded in “Accumulated other comprehensive loss” related to terminated interest rate swap and forward rate swap derivatives which were previously designated as qualifying cash flow hedging instruments. The net realized losses are reclassified to interest expense as interest payments are made over the remaining life of the associated debt. During the next twelve months, the Company estimates that an additional $1.1 million will be reclassified to earnings as an increase to “Interest expense.” Derivatives designated as cash flow hedging instruments and their related gains and losses are reported in “Net change in operating accounts and other operating activities” in the accompanying Consolidated Statements of Cash Flows.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative			Location of (Loss) Gain Reclassified from Accumulated	Net (Loss) Gain Reclassified from Accumulated OCL into Interest Expense (2)
For the Year ended December 31,	2021	2020	2019 (1)	OCL into Income	2021	2020	2019
Interest rate contracts	$—	$—	$(11,676)	Interest expense	$(1,114)	$(1,088)	$1,747
(1)
The Company had outstanding interest rate swaps that terminated during the year ended December 31, 2019.
(2)
See the Consolidated Statements of Comprehensive Income for changes in accumulated other comprehensive loss as these changes are presented net of the allocation to noncontrolling interests.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in	(Loss) Gain Recognized in Earnings on Derivative
For the year ended December 31,	Income on Derivative	2021	2020	2019
Preferred stock embedded derivative	Other non-operating income	$(4,560)	$2,562	$17,886

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

Taxable REIT Subsidiaries

A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRS generated taxable income of $51.8 million, $5.8 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019 and income tax expense of $10.9 million, $0.8 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019. The Company’s TRS generally provide the Company with third-party services (property management services to a real estate joint venture and other services) for which the Company reimburses its TRS.

In addition, one of the Company’s TRS has investments in two technology-focused limited partnerships that generate investment income and losses. The investment income is recognized for tax purposes at the time of sale or exchange of the investment. All intercompany transactions are eliminated in the accompanying consolidated financial statements.

In addition to the TRS income tax provision, income tax expense primarily relates to the Texas-based margin tax for all Texas apartment communities. Income tax expense for the Company for the years ended December 31, 2021, 2020 and 2019 was $13.6 million, $3.3 million and $3.7 million, respectively, and is presented in “Income tax expense” in the accompanying Consolidated Statements of Operations.

As of December 31, 2021 and 2020, the components of the Company’s TRS deferred income tax assets and liabilities were as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Deferred tax asset:
Other	$328	$308

Deferred tax liabilities:
Unrealized gain from limited partnerships	$12,946	$2,087
Other	246	275
Total deferred tax liabilities	$13,192	$2,362
Net deferred tax liability	$12,864	$2,054

The net deferred tax liability balances are reflected in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets for the years ended December 31, 2021 and 2020. The TRS had no reserve for uncertain tax positions for the years ended December 31, 2021 and 2020, and management does not believe there will be any material changes in the TRS’ unrecognized tax positions over the next 12 months. If necessary, the TRS accrues interest and penalties on unrecognized tax benefits as a component of income tax expense.

NOL Carryforwards

As of December 31, 2021, the Company held federal NOL carryforwards of $54.4 million for income tax purposes that expire in the years 2022 to 2032. Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards prior to utilization. The Company may use these NOLs to offset all or a portion of the taxable income generated at the REIT level. Tax years 2018 through 2021 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

Taxable Composition of Distributions

For income tax purposes, dividends paid to holders of common stock generally consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2021, 2020 and 2019, dividends per share held for the entire year were estimated to be taxable as follows:

	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$2.43	59.18%	$4.00	99.98%	$3.51	91.39%
Capital gain	1.36	33.15%	0.00	0.02%	0.21	5.54%
Un-recaptured Section 1250 gain	0.31	7.67%	0.00	0.00%	0.12	3.07%
Total	$4.10	100%	$4.00	100%	$3.84	100%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties.

8.
Shareholders’ Equity of MAA

As of December 31, 2021, 115,336,876 shares of common stock of MAA and 3,206,118 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,542,994 common shares and units. As of December 31, 2020, 114,373,727 shares of common stock of MAA and 4,057,657 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,431,384 common shares and units.

Preferred Stock

As of December 31, 2021, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

Description	Outstanding Shares	Liquidation Preference (1)	Optional Redemption Date	Redemption Price (2)	Stated Dividend Yield	Approximate Dividend Rate
MAA Series I	867,846	$50.00	10/1/2026	$50.00	8.50%	$4.25
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

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A OP Units have the ability to reinvest all or part of their distributions from the Operating Partnership into MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in MAA’s common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA currently has registered with the SEC the offer and sale of up to 1,906,762 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount. Shares of MAA’s common stock totaling 6,301 in 2021, 8,259 in 2020 and 16,219 in 2019 were acquired by participants under the DRSPP. MAA did not offer a discount for optional cash purchases in 2021, 2020 or 2019.

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which price is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of December 31, 2021. MAA generally has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances, provided that settlement under each forward sale agreement must occur by February 2, 2023. MAA currently expects to fully physically settle each forward sale agreement with the relevant forward purchaser on one or more dates specified by MAA on or prior to the maturity date of the particular forward sale agreement, in which case MAA expects to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. The impact of the forward sale agreements was not dilutive to the Company’s diluted earnings per share for the year ended December 31, 2021.

At-the-Market Share Offering Program

In November 2021, the Company entered into an equity distribution agreement to establish a new ATM program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program.

During the years ended December 31, 2021 and 2020, MAA did not sell any shares of common stock under its ATM program. During the year ended December 31, 2019, MAA sold 146,301 shares of comment stock for net proceeds of $19.6 million through its previous ATM program. As of December 31, 2021, 4.0 million shares remained issuable under the current ATM program.

9.
Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of December 31, 2021, there were 118,542,994 OP Units outstanding, 115,336,876, or 97.3%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,206,118 OP Units were Class A OP Units owned by Class A limited partners. As of December 31, 2020, there were 118,431,384 OP Units outstanding, 114,373,727, or 96.6%, of which were owned by MAA and 4,057,657 of which were owned by the Class A limited partners.

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

As of December 31, 2021, a total of 3,206,118 Class A OP Units were outstanding and redeemable for 3,206,118 shares of MAA common stock, with an approximate value of $735.6 million, based on the closing price of MAA’s common stock on December 31, 2021 of $229.44 per share. As of December 31, 2020, a total of 4,057,657 Class A OP Units were outstanding and redeemable for 4,057,657 shares of MAA common stock, with an approximate value of $514.1 million, based on the closing price of MAA’s common stock on December 31, 2020 of $126.69 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of December 31, 2021, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of December 31, 2021, 867,846 units of the MAALP Series I preferred units were outstanding. See Note 6 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10.
Employee Benefit Plans

The following provides details of the employee benefit plans not previously discussed in Note 4.

401(k) Savings Plans

MAA’s 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA’s Board of Directors has the discretion to approve matching contributions to the 401(k) Plan. MAA recognized expense from the 401(k) Plan of $4.1 million, $3.9 million and $3.5 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Non-Qualified Executive Deferred Compensation Retirement Plan

MAA has adopted the MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated effective January 1, 2016, or the Deferred Compensation Plan, for certain executive employees. Under the terms of the Deferred Compensation Plan, employees may elect to defer a percentage of their compensation and bonus, and MAA may, but is not obligated to, match a portion of the employees’ salary deferral. MAA recognized expense on its match to the Deferred Compensation Plan for the years ended December 31, 2021, 2020 and 2019 of $0.1 million, $0.4 million and $0.3 million, respectively.

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

For the years ended December 31, 2021, 2020 and 2019, directors deferred 6,944 shares, 10,593 shares and 10,738 shares of common stock, respectively, with weighted-average grant date fair values of $164.23, $111.19 and 117.73, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in the redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares for the years ended December 31, 2021, 2020 and 2019.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all participants with an account balance under the ESOP became 100% vested. The Company did not contribute to the ESOP during 2021, 2020 or 2019. As of December 31, 2021, the ESOP held 122,582 shares with a fair value of $28.1 million.

11.
Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that generally compensate for the impact of inflation. The Company also has other commitments related to immaterial office and equipment operating leases. As of December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of approximately 32 years and a weighted average discount rate of approximately 4.4%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease obligations recorded on the Consolidated Balance Sheets as of December 31, 2021 (in thousands):

Operating Leases
2022	$2,894
2023	2,885
2024	2,862
2025	2,872
2026	2,920
Thereafter	59,993
Total minimum lease payments	74,426
Net present value adjustments	(44,175)
Right-of-use lease obligations	$30,251

Legal Proceedings

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a putative class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that the Company (but not Post Properties - see the description of the Brown class action lawsuit below) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent. The plaintiffs are seeking monetary damages and attorneys’ fees and costs. In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification. In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. Thereafter, in December 2021, the Fifth Circuit Court of Appeals issued its opinion, finding error in the District Court’s analysis of Section 92.019 and remanding the case to the District Court to determine if class certification is appropriate in light of the Fifth Circuit’s determination that Section 92.019 does not require that a landlord engage in a process to arrive at its late fee, so long as the fee is a reasonable estimate at the time of contracting of damages that are incapable of precise calculation. The Company will continue to vigorously defend the action and pursue such appeals as are warranted and available. Management estimates that the Company’s maximum exposure in the lawsuit, if the class is recertified by the District Court, is $54.6 million, which includes both potential damages and attorneys’ fees but excludes any prejudgment interest that may be awarded.

In April 2017, plaintiff Nathaniel Brown, on behalf of a putative class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties’ primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. The plaintiffs are seeking monetary damages and attorney’s fees and costs. In September 2018, the District Court certified a class proposed by the plaintiff. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification. In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. The Fifth Circuit issued its opinion in December 2021 finding error in the District Court’s analysis of Section 92.019 and remanding the case to the District Court to determine if class certification is appropriate in light of the Fifth Circuit’s ruling on the application of Section 92.019 in the Cleven lawsuit, as noted above. The Company will continue to vigorously defend the action and pursue such appeals as are warranted and available. Management estimates that the Company’s maximum exposure in the lawsuit, if the class is recertified, is $8.4 million, which includes both potential damages and attorneys’ fees but excludes any prejudgment interest that may be awarded.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business operations. Matters that arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management does not currently believe that such matters, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the event of a negative outcome.

As of December 31, 2021 and 2020, the Company’s accrual for loss contingencies relating to unresolved legal matters was $5.2 million and $5.3 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets.

12.
Related Party Transactions

The cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a de minimis payable to MAA, its general partner, as of December 31, 2021 and 2020, respectively. The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.

13.
Segment Information

As of December 31, 2021, the Company owned and operated 290 multifamily apartment communities (which does not include development communities under construction) in 15 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of the apartment communities generally has similar economic characteristics, facilities, services and residents.

The following reflects the two reportable segments for the Company:

•
Same Store includes communities that the Company has owned and have been stabilized for at least a full 12 months as of the first day of the calendar year.
•
Non-Same Store and Other includes recently acquired communities, communities being developed or in lease-up, communities identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in Non-Same Store and Other are non-multifamily activities.

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

Revenues and NOI for each reportable segment for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

Revenues:	2021	2020	2019
Same Store
Rental revenues	$1,690,770	$1,601,812	$1,526,101
Other property revenues	11,971	11,557	12,174
Total Same Store revenues	1,702,741	1,613,369	1,538,275
Non-Same Store and Other
Rental revenues	74,432	64,401	101,503
Other property revenues	909	214	1,239
Total Non-Same Store and Other revenues	75,341	64,615	102,742
Total rental and other property revenues	$1,778,082	$1,677,984	$1,641,017
Net Operating Income:
Same Store NOI	$1,064,308	$1,001,919	$968,190
Non-Same Store and Other NOI	42,609	35,594	59,982
Total NOI	1,106,917	1,037,513	1,028,172
Depreciation and amortization	(533,433)	(510,842)	(496,843)
Property management expenses	(55,732)	(52,300)	(55,011)
General and administrative expenses	(52,884)	(46,858)	(43,845)
Interest expense	(156,881)	(167,562)	(179,847)
Gain on sale of depreciable real estate assets	220,428	9	80,988
Gain on sale of non-depreciable real estate assets	811	1,024	12,047
Other non-operating income	33,902	4,857	22,999
Income tax expense	(13,637)	(3,327)	(3,696)
Income from real estate joint venture	1,211	1,501	1,654
Net income attributable to noncontrolling interests	(16,911)	(9,053)	(12,807)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders	$530,103	$251,274	$350,123

Assets for each reportable segment as of December 31, 2021 and 2020 were as follows (in thousands):

Assets:	December 31, 2021	December 31, 2020
Same Store	$9,832,347	$10,076,511
Non-Same Store and Other	1,181,432	937,375
Corporate assets	271,403	180,905
Total assets	$11,285,182	$11,194,791

14.
Real Estate Acquisitions and Dispositions

The following table reflects the Company’s acquisition activity for the year ended December 31, 2021:

Multifamily Development Acquisitions	Market	Units (1)	Date Acquired
Novel Daybreak (2)	Salt Lake City, UT	400	April 2021
Novel West Midtown (2)	Atlanta, GA	340	April 2021
(1)
Represents number of units upon completion of the development.
(2)
This pre-purchase multifamily community development is being developed through a joint venture with a local developer. The Company owns 80% of the joint venture that owns this property.

Land Acquisition	Market	Acres	Date Acquired
MAA Westshore	Tampa, FL	19	June 2021

The following table reflects the Company’s disposition activity for the year ended December 31, 2021:

Multifamily Dispositions	Market	Units	Date Sold
Crosswinds	Jackson, MS	360	June 2021
Pear Orchard	Jackson, MS	389	June 2021
Reflection Pointe	Jackson, MS	296	June 2021
Lakeshore Landing	Jackson, MS	196	June 2021
MAA Timbercrest	Charlotte, NC	282	November 2021
Colonial Village at Greentree	Savannah, GA	194	November 2021
Colonial Village at Marsh Cove	Savannah, GA	188	November 2021

Land Dispositions	Market	Acres	Date Sold
Colonial Promenade	Huntsville, AL	1	September 2021
Tutwiler	Birmingham, AL	9	September 2021
Colonial Grand at Sweetwater	Phoenix, AZ	5	October 2021
Colonial Grand at Traditions	Gulf Shores, AL	118	December 2021
Colonial Grand at Thunderbird	Phoenix, AZ	9	December 2021

15.
Subsequent Events

In January 2022, the Company entered into an agreement with a third technology-focused limited partnership and made an initial investment of $7.5 million. The Company is committed to make additional capital contributions totaling $17.5 million if and when called by the general partner of the limited partnership.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

December 31, 2021

(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2021
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Birchall at Ross Bridge	Birmingham, AL	—		$2,641	$28,842	—	$2,900	$2,641	$31,742	$34,383	$(11,255)	$23,128	2009	2011
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,762	22,079	—	6,549	3,762	28,628	32,390	(10,925)	21,465	2010	2013
Colonial Village at Trussville	Birmingham, AL	—		3,403	31,813	—	4,905	3,403	36,718	40,121	(13,131)	26,990	1996/97	2013
Eagle Ridge	Birmingham, AL	—		852	7,667	—	4,584	852	12,251	13,103	(8,889)	4,214	1986	1998
Colonial Grand at Traditions	Gulf Shores, AL	—		3,212	25,162	—	5,232	3,212	30,394	33,606	(11,194)	22,412	2007	2013
Colonial Grand at Edgewater	Huntsville, AL	—		4,944	38,673	—	8,222	4,944	46,895	51,839	(15,206)	36,633	1990	2013
Paddock Club at Providence	Huntsville, AL	—		1,740	10,152	—	14,867	1,740	25,019	26,759	(16,361)	10,398	1993	1997
Colonial Grand at Madison	Madison, AL	—		3,602	28,934	—	2,370	3,602	31,304	34,906	(11,654)	23,252	2000	2013
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	3,010	1,290	15,248	16,538	(5,087)	11,451	2008	2013
Colonial Grand at Liberty Park	Vestavia Hills, AL	—		3,922	30,977	—	7,624	3,922	38,601	42,523	(14,412)	28,111	2000	2013
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	2,945	2,668	17,522	20,190	(7,739)	12,451	2007	2009
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,219	26,255	—	4,007	4,219	30,262	34,481	(10,308)	24,173	2002	2013
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	3,784	7,901	30,966	38,867	(14,177)	24,690	2007	2008
Residences at Fountainhead	Phoenix, AZ	—	(1)	12,212	56,705	—	2,391	12,212	59,096	71,308	(10,197)	61,111	2015	2016
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	5,462	12,741	53,163	65,904	(27,009)	38,895	2005	2006
Novel Midtown	Phoenix, AZ	—		9,001	—	—	73,926	9,001	73,926	82,927	(2,749)	80,178	2021	2019
Colonial Grand at OldTown Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	6,679	7,820	58,306	66,126	(20,091)	46,035	1994/95	2013
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,612	20,273	—	3,593	3,612	23,866	27,478	(8,319)	19,159	1999	2013
SkySong	Scottsdale, AZ	—		—	55,748	—	3,239	—	58,987	58,987	(10,575)	48,412	2014	2015
MAA River North	Denver, CO	—		14,500	28,900	—	40,800	14,500	69,700	84,200	(10,045)	74,155	2018	2016
MAA Promenade	Denver, CO	—		24,111	81,317	—	22,456	24,111	103,773	127,884	(11,516)	116,368	2017/19	2018
MAA Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	5,630	1,024	14,849	15,873	(11,251)	4,622	1985	1996
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	6,366	2,980	46,596	49,576	(15,909)	33,667	1999	2013
Indigo Point	Brandon, FL	—		1,167	10,500	—	4,214	1,167	14,714	15,881	(10,150)	5,731	1989	2000
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	7,342	2,896	33,453	36,349	(23,848)	12,501	1998	1997
MAA Coral Springs	Coral Springs, FL	—		9,600	40,004	—	14,001	9,600	54,005	63,605	(29,765)	33,840	1996	2004
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	5,032	1,800	20,911	22,711	(12,070)	10,641	1999	1998
The Retreat at Magnolia Parke	Gainesville, FL	—		2,040	16,338	—	1,463	2,040	17,801	19,841	(6,544)	13,297	2009	2011
MAA Heathrow	Heathrow, FL	—		4,101	35,684	—	5,578	4,101	41,262	45,363	(14,755)	30,608	1997	2013
220 Riverside	Jacksonville, FL	—		2,381	35,514	—	9,016	2,381	44,530	46,911	(7,251)	39,660	2015	2012
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	3,062	4,000	22,557	26,557	(8,245)	18,312	2008	2011
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	4,040	854	11,540	12,394	(9,039)	3,355	1987	1995
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	5,994	1,533	19,829	21,362	(14,323)	7,039	1987	1997
Lakeside	Jacksonville, FL	—		1,430	12,883	—	8,396	1,430	21,279	22,709	(16,314)	6,395	1985	1996
Lighthouse at Fleming Island	Jacksonville, FL	—		4,047	35,052	—	5,608	4,047	40,660	44,707	(24,091)	20,616	2003	2003
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	3,465	1,411	18,432	19,843	(10,601)	9,242	1998	1998
St. Augustine	Jacksonville, FL	—		2,857	6,475	—	19,592	2,857	26,067	28,924	(13,451)	15,473	1987/ 2008	1995
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	2,637	6,417	38,706	45,123	(13,668)	31,455	2009	2011
Woodhollow	Jacksonville, FL	—		1,678	15,179	—	9,119	1,678	24,298	25,976	(18,682)	7,294	1986	1997
MAA Lake Mary	Lake Mary, FL	—	(2)	6,346	41,539	—	25,403	6,346	66,942	73,288	(18,790)	54,498	2012	2013
MAA Town Park	Lake Mary, FL	—		5,742	56,562	—	7,184	5,742	63,746	69,488	(23,729)	45,759	2005	2013
MAA Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	578	3,481	10,889	14,370	(4,137)	10,233	2004	2013
MAA Heather Glen	Orlando, FL	—		4,662	56,988	—	7,938	4,662	64,926	69,588	(22,662)	46,926	2000	2013
MAA Randal Lakes	Orlando, FL	—		8,859	50,553	—	49,518	8,859	100,071	108,930	(17,424)	91,506	2014/17	2013
MAA Baldwin Park	Orlando, FL	—		18,101	144,200	—	4,927	18,101	149,127	167,228	(30,996)	136,232	2011	2016
MAA Crosswater	Orlando, FL	—		7,046	52,585	—	1,326	7,046	53,911	60,957	(10,177)	50,780	2013	2016
MAA Parkside	Orlando, FL	—		5,669	49,754	—	8,504	5,669	58,258	63,927	(11,627)	52,300	1999	2016
MAA Lake Nona	Orlando, FL	—		7,880	41,175	—	7,214	7,880	48,389	56,269	(16,087)	40,182	2006	2012
Sand Lake	Orlando, FL	—		7,635	—	—	59,684	7,635	59,684	67,319	(1,232)	66,087	2021	2019
Park Crest at Innisbrook	Palm Harbor, FL	—		6,900	26,613	—	4,514	6,900	31,127	38,027	(13,985)	24,042	2000	2009
The Club at Panama Beach	Panama City, FL	—		893	14,276	—	5,032	893	19,308	20,201	(11,500)	8,701	2000	1998
MAA Twin Lakes	Sanford, FL	—		3,091	47,793	—	3,696	3,091	51,489	54,580	(18,097)	36,483	2005	2013
Paddock Club Tallahassee	Tallahassee, FL	—		1,480	4,805	—	14,431	1,480	19,236	20,716	(14,369)	6,347	1992	1997
Verandas at Southwood	Tallahassee, FL	—		3,600	25,914	—	2,426	3,600	28,340	31,940	(7,535)	24,405	2003	2011
Belmere	Tampa, FL	—		852	7,667	—	6,992	852	14,659	15,511	(10,865)	4,646	1984	1994
Colonial Grand at Hampton Preserve	Tampa, FL	—		6,233	69,535	—	3,172	6,233	72,707	78,940	(23,677)	55,263	2012	2013
Links at Carrollwood	Tampa, FL	—		927	7,355	—	6,259	927	13,614	14,541	(9,748)	4,793	1980	1998
Post Bay at Rocky Point	Tampa, FL	—		4,541	28,381	—	2,216	4,541	30,597	35,138	(6,384)	28,754	1997	2016
Post Harbour Place	Tampa, FL	—		16,296	116,193	—	15,059	16,296	131,252	147,548	(28,051)	119,497	1997	2016
Post Hyde Park	Tampa, FL	—		16,891	95,259	—	8,741	16,891	104,000	120,891	(22,344)	98,547	1994	2016
Post Rocky Point	Tampa, FL	—		35,260	153,102	—	16,818	35,260	169,920	205,180	(35,663)	169,517	1994-1996	2016
Post Soho Square	Tampa, FL	—	(1)	5,190	56,296	—	1,057	5,190	57,353	62,543	(10,705)	51,838	2012	2016
Village Oaks	Tampa, FL	—		2,891	19,055	—	3,197	2,891	22,252	25,143	(10,018)	15,125	2005	2008
Colonial Grand at Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	3,613	3,051	46,381	49,432	(15,903)	33,529	2004	2013
MAA Windermere	Windermere, FL	—	(1)	2,711	36,710	—	2,304	2,711	39,014	41,725	(12,647)	29,078	2009	2013
MAA Briarcliff	Atlanta, GA	—		24,614	114,921	—	6,307	24,614	121,228	145,842	(24,367)	121,475	1996	2016

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2021
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Brookhaven	Atlanta, GA	—		29,048	106,463	—	8,765	29,048	115,228	144,276	(25,210)	119,066	1989-1992	2016
MAA Brookwood	Atlanta, GA	—	(2)	11,168	52,758	—	5,969	11,168	58,727	69,895	(19,754)	50,141	2008	2012
MAA Buckhead	Atlanta, GA	—		8,633	19,844	—	10,894	8,633	30,738	39,371	(10,595)	28,776	2002	2012
MAA Centennial Park	Atlanta, GA	—		13,650	10,950	—	62,612	13,650	73,562	87,212	(8,384)	78,828	2018	2016
MAA Chastain	Atlanta, GA	—		30,223	82,964	—	4,828	30,223	87,792	118,015	(17,439)	100,576	1990	2016
MAA Dunwoody	Atlanta, GA	—		15,799	48,054	—	4,752	15,799	52,806	68,605	(11,019)	57,586	1995	2016
MAA Gardens	Atlanta, GA	—		17,907	56,093	—	6,134	17,907	62,227	80,134	(13,499)	66,635	1996	2016
MAA Glen	Atlanta, GA	—		13,878	51,079	—	6,624	13,878	57,703	71,581	(11,964)	59,617	1996	2016
MAA Lenox	Atlanta, GA	—		23,876	165,572	—	4,935	23,876	170,507	194,383	(37,951)	156,432	2006/15	2016
MAA Midtown	Atlanta, GA	—		7,000	44,000	—	41,290	7,000	85,290	92,290	(10,430)	81,860	2017	2016
MAA Oglethorpe	Atlanta, GA	—		6,856	31,441	—	7,717	6,856	39,158	46,014	(16,429)	29,585	1994	2008
MAA Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	1,935	11,974	57,199	69,173	(10,976)	58,197	1992-1994/2009	2016
MAA Piedmont Park	Atlanta, GA	—		11,025	34,277	—	3,074	11,025	37,351	48,376	(7,203)	41,173	1999	2016
MAA Riverside	Atlanta, GA	—		23,765	89,369	—	10,699	23,765	100,068	123,833	(22,777)	101,056	1996	2016
MAA Spring	Atlanta, GA	—		18,596	57,819	—	7,090	18,596	64,909	83,505	(14,407)	69,098	1999	2016
MAA Stratford	Atlanta, GA	—		—	30,051	—	6,116	—	36,167	36,167	(7,829)	28,338	1999	2016
MAA Berkeley Lake	Duluth, GA	—		1,960	15,707	—	2,932	1,960	18,639	20,599	(7,808)	12,791	1998	2013
MAA McDaniel Farm	Duluth, GA	—		3,985	32,206	—	6,206	3,985	38,412	42,397	(15,458)	26,939	1997	2013
MAA Pleasant Hill	Duluth, GA	—		6,753	32,202	—	7,421	6,753	39,623	46,376	(15,106)	31,270	1996	2013
MAA Prescott	Duluth, GA	—		3,840	24,011	—	6,011	3,840	30,022	33,862	(17,027)	16,835	2001	2004
MAA River Oaks	Duluth, GA	—		4,349	13,579	—	3,634	4,349	17,213	21,562	(8,423)	13,139	1992	2013
MAA River Place	Duluth, GA	—		2,059	19,158	—	4,186	2,059	23,344	25,403	(9,134)	16,269	1994	2013
MAA Mount Vernon	Dunwoody, GA	—		6,861	23,748	—	4,813	6,861	28,561	35,422	(9,983)	25,439	1997	2013
MAA Lake Lanier	Gainesville, GA	—		6,710	40,994	—	10,502	6,710	51,496	58,206	(29,059)	29,147	1998/ 2001	2005
MAA Shiloh	Kennesaw, GA	—		4,864	45,893	—	8,224	4,864	54,117	58,981	(19,573)	39,408	2002	2013
MAA Milstead	LaGrange, GA	—		3,100	29,240	—	3,817	3,100	33,057	36,157	(10,277)	25,880	1998	2008
MAA Barrett Creek	Marietta, GA	—		5,661	26,186	—	3,866	5,661	30,052	35,713	(12,672)	23,041	1999	2013
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	2,650	1,750	33,543	35,293	(11,618)	23,675	2008	2013
Colonial Grand at Godley Station	Pooler, GA	5,262		1,800	35,454	—	5,405	1,800	40,859	42,659	(13,895)	28,764	2001	2013
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	3,105	1,500	27,967	29,467	(9,978)	19,489	2009	2011
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	6,993	2,441	43,856	46,297	(15,081)	31,216	1997	2013
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	2,685	2,521	10,908	13,429	(3,923)	9,506	1986	2013
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	3,885	1,288	15,464	16,752	(11,415)	5,337	1997	1998
Oaks at Wilmington Island	Savannah, GA	—		2,864	25,315	—	5,994	2,864	31,309	34,173	(15,886)	18,287	1999	2006
MAA West Village	Smyrna, GA	—		14,410	73,733	—	10,077	14,410	83,810	98,220	(21,973)	76,247	2006/12	2014
Ranch at Prairie Trace	Overland Park, KS	—		3,500	40,614	—	2,332	3,500	42,946	46,446	(7,542)	38,904	2015	2015
MAA Pinnacle	Lexington, KY	—		2,024	31,525	—	7,050	2,024	38,575	40,599	(22,033)	18,566	2000	1998
MAA Lakepointe	Lexington, KY	—		411	3,699	—	2,819	411	6,518	6,929	(5,132)	1,797	1986	1994
MAA Mansion	Lexington, KY	—		694	6,242	—	4,163	694	10,405	11,099	(8,110)	2,989	1989	1994
MAA Village	Lexington, KY	—		900	8,097	—	5,028	900	13,125	14,025	(10,450)	3,575	1989	1994
MAA Stonemill Village	Louisville, KY	—		1,169	10,518	—	10,463	1,169	20,981	22,150	(16,087)	6,063	1985	1994
Market Station	Kansas City, MO	—		5,814	46,241	—	3,759	5,814	50,000	55,814	(15,927)	39,887	2010	2012
The Denton	Kansas City, MO	—		5,520	50,939	—	28,973	5,520	79,912	85,432	(12,651)	72,781	2013/14/17	2015
Colonial Village at Beaver Creek	Apex, NC	—		7,491	34,863	—	3,305	7,491	38,168	45,659	(12,976)	32,683	2007	2013
Hermitage at Beechtree	Cary, NC	—		900	8,099	—	5,569	900	13,668	14,568	(9,918)	4,650	1988	1997
Waterford Forest	Cary, NC	—		4,000	20,250	—	5,038	4,000	25,288	29,288	(13,599)	15,689	1996	2005
MAA 1225	Charlotte, NC	—		9,612	22,342	—	31,117	9,612	53,459	63,071	(14,515)	48,556	2010	2010
MAA Ayrsley	Charlotte, NC	—		2,481	52,119	—	16,528	2,481	68,647	71,128	(21,483)	49,645	2008	2013
MAA Ballantyne	Charlotte, NC	—		16,216	44,817	—	4,701	16,216	49,518	65,734	(10,088)	55,646	2004	2016
MAA Beverly Crest	Charlotte, NC	—		3,161	24,004	—	4,917	3,161	28,921	32,082	(9,771)	22,311	1996	2013
MAA Chancellor Park	Charlotte, NC	—		5,311	28,016	—	5,634	5,311	33,650	38,961	(12,088)	26,873	1999	2013
MAA City Grand	Charlotte, NC	—		1,620	17,499	—	1,480	1,620	18,979	20,599	(6,254)	14,345	2005	2013
MAA Enclave	Charlotte, NC	—		1,461	18,984	—	2,303	1,461	21,287	22,748	(6,524)	16,224	2008	2013
MAA Gateway	Charlotte, NC	—		17,528	57,444	—	8,852	17,528	66,296	83,824	(14,178)	69,646	2000	2016
MAA Legacy Park	Charlotte, NC	—		2,891	28,272	—	4,201	2,891	32,473	35,364	(11,323)	24,041	2001	2013
MAA Prosperity Creek	Charlotte, NC	—		4,591	27,713	—	2,933	4,591	30,646	35,237	(11,033)	24,204	2005	2013
MAA Reserve	Charlotte, NC	—		4,628	44,282	—	13,664	4,628	57,946	62,574	(11,480)	51,094	2013	2013
MAA South Line	Charlotte, NC	—		18,835	58,795	—	4,165	18,835	62,960	81,795	(11,736)	70,059	2009	2016
MAA South Park	Charlotte, NC	—		20,869	65,517	—	8,175	20,869	73,692	94,561	(15,299)	79,262	1996	2016
MAA South Tryon	Charlotte, NC	—		2,260	19,489	—	3,080	2,260	22,569	24,829	(8,021)	16,808	2002	2013
MAA University Lake	Charlotte, NC	—		3,250	31,389	—	5,781	3,250	37,170	40,420	(13,552)	26,868	1998	2013
MAA Uptown	Charlotte, NC	—		10,888	30,078	—	4,747	10,888	34,825	45,713	(7,135)	38,578	2000	2016
MAA Cornelius	Cornelius, NC	—		4,571	29,151	—	2,462	4,571	31,613	36,184	(11,602)	24,582	2009	2013
Colonial Grand at Patterson Place	Durham, NC	—		2,590	27,126	—	4,089	2,590	31,215	33,805	(10,953)	22,852	1997	2013
Colonial Grand at Research Park	Durham, NC	—		4,201	37,682	—	4,875	4,201	42,557	46,758	(15,043)	31,715	2002	2013
Colonial Village at Deerfield	Durham, NC	—		3,271	15,609	—	2,419	3,271	18,028	21,299	(7,325)	13,974	1985	2013
MAA Huntersville	Huntersville, NC	—		4,251	31,948	—	4,422	4,251	36,370	40,621	(12,972)	27,649	2008	2013
MAA Fifty-One	Matthews, NC	—		3,071	21,830	—	6,692	3,071	28,522	31,593	(11,359)	20,234	2008	2013
MAA Matthews Commons	Matthews, NC	—		3,690	28,536	—	3,046	3,690	31,582	35,272	(11,179)	24,093	2008	2013
Reserve at Arringdon	Morrisville, NC	—		6,401	31,134	—	5,177	6,401	36,311	42,712	(12,635)	30,077	2003	2013
Colonial Grand at Brier Creek	Raleigh, NC	—		7,372	50,202	—	3,883	7,372	54,085	61,457	(18,235)	43,222	2010	2013
Colonial Grand at Brier Falls	Raleigh, NC	—		6,572	48,910	—	3,548	6,572	52,458	59,030	(17,275)	41,755	2008	2013
Colonial Grand at Crabtree Valley	Raleigh, NC	—		2,241	18,434	—	3,317	2,241	21,751	23,992	(7,061)	16,931	1997	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2021
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Colonial Grand at Trinity Commons	Raleigh, NC	—		5,232	45,138	—	5,865	5,232	51,003	56,235	(18,397)	37,838	2000/02	2013
Hue	Raleigh, NC	—		3,690	29,910	—	2,794	3,690	32,704	36,394	(9,951)	26,443	2009	2010
Post Parkside at Wade	Raleigh, NC	—		19,434	98,288	—	28,097	19,434	126,385	145,819	(27,901)	117,918	2011/17/19	2016
Preserve at Brier Creek	Raleigh, NC	—		5,831	21,980	—	27,126	5,831	49,106	54,937	(22,795)	32,142	2004	2006
Providence at Brier Creek	Raleigh, NC	—		4,695	29,007	—	2,531	4,695	31,538	36,233	(14,541)	21,692	2007	2008
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	2,568	4,091	32,394	36,485	(11,576)	24,909	2009	2013
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	5,136	4,909	30,779	35,688	(11,481)	24,207	2007	2013
Tanglewood	Anderson, SC	—		427	3,853	—	2,786	427	6,639	7,066	(5,588)	1,478	1980	1994
1201 Midtown	Charleston, SC	—		18,679	63,759	—	17,624	18,679	81,383	100,062	(11,364)	88,698	2015/18	2016
Colonial Grand at Cypress Cove	Charleston, SC	—		3,610	28,645	—	4,284	3,610	32,929	36,539	(11,450)	25,089	2001	2013
Colonial Village at Hampton Pointe	Charleston, SC	—		3,971	22,790	—	7,977	3,971	30,767	34,738	(10,815)	23,923	1986	2013
Colonial Village at Westchase	Charleston, SC	—		4,571	20,091	—	5,481	4,571	25,572	30,143	(10,068)	20,075	1985	2013
Quarterdeck at James Island	Charleston, SC	—		920	24,097	—	7,190	920	31,287	32,207	(11,001)	21,206	1987	2013
River's Walk	Charleston, SC	—		8,831	39,430	—	2,774	8,831	42,204	51,035	(8,085)	42,950	2013/16	2013
Paddock Club Columbia	Columbia, SC	—		1,840	16,560	—	5,976	1,840	22,536	24,376	(16,400)	7,976	1991	1997
The Fairways	Columbia, SC	—		910	8,207	—	3,327	910	11,534	12,444	(9,348)	3,096	1992	1994
Colonial Village at Windsor Place	Goose Creek, SC	—		1,321	14,163	—	4,576	1,321	18,739	20,060	(7,321)	12,739	1985	2013
Highland Ridge	Greenville, SC	—		482	4,337	—	2,982	482	7,319	7,801	(5,304)	2,497	1984	1995
Howell Commons	Greenville, SC	—		1,304	11,740	—	4,761	1,304	16,501	17,805	(12,418)	5,387	1987	1997
Innovation Apartment Homes	Greenville, SC	—		4,437	52,026	—	2,729	4,437	54,755	59,192	(10,086)	49,106	2015	2016
Paddock Club Greenville	Greenville, SC	—		1,200	10,800	—	3,434	1,200	14,234	15,434	(10,259)	5,175	1996	1997
Park Haywood	Greenville, SC	—		360	2,925	—	5,008	360	7,933	8,293	(6,140)	2,153	1983	1993
Spring Creek	Greenville, SC	—		583	5,374	—	3,093	583	8,467	9,050	(6,453)	2,597	1985	1995
The Greene	Greenville, SC	—		5,427	66,546	—	1,109	5,427	67,655	73,082	(4,049)	69,033	2019	2019
Runaway Bay	Mt. Pleasant, SC	—		1,096	7,269	—	6,858	1,096	14,127	15,223	(10,982)	4,241	1988	1995
Colonial Grand at Commerce Park	North Charleston, SC	—		2,780	33,966	—	5,130	2,780	39,096	41,876	(12,994)	28,882	2008	2013
535 Brookwood	Simpsonville, SC	—		1,216	18,666	—	2,424	1,216	21,090	22,306	(8,427)	13,879	2008	2010
Park Place	Spartanburg, SC	—		723	6,504	—	2,678	723	9,182	9,905	(7,044)	2,861	1987	1997
Colonial Village at Waters Edge	Summerville, SC	—		2,103	9,187	—	4,778	2,103	13,965	16,068	(6,435)	9,633	1985	2013
Farmington Village	Summerville, SC	—		2,800	26,295	—	3,472	2,800	29,767	32,567	(14,389)	18,178	2007	2007
Hamilton Pointe	Chattanooga, TN	—		1,131	10,632	—	7,406	1,131	18,038	19,169	(9,287)	9,882	1989	1992
Hidden Creek	Chattanooga, TN	—		972	8,954	—	7,157	972	16,111	17,083	(8,444)	8,639	1987	1988
Steeplechase	Chattanooga, TN	—		217	1,957	—	4,380	217	6,337	6,554	(4,022)	2,532	1986	1991
Windridge	Chattanooga, TN	—		817	7,416	—	4,631	817	12,047	12,864	(8,910)	3,954	1984	1997
Kirby Station	Memphis, TN	—		1,148	10,337	—	10,312	1,148	20,649	21,797	(15,656)	6,141	1978	1994
Lincoln on the Green	Memphis, TN	—		1,498	20,483	—	16,990	1,498	37,473	38,971	(28,748)	10,223	1992	1994
Park Estate	Memphis, TN	—		178	1,141	—	3,620	178	4,761	4,939	(3,593)	1,346	1974	1977
Reserve at Dexter Lake	Memphis, TN	—		3,407	16,043	—	46,439	3,407	62,482	65,889	(32,288)	33,601	2000	1998
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	4,242	915	19,016	19,931	(11,147)	8,784	1999	1998
Acklen West End	Nashville, TN	—		12,761	58,906	—	2,162	12,761	61,068	73,829	(9,012)	64,817	2015	2017
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	2,838	4,950	30,891	35,841	(10,932)	24,909	2010	2011
Avondale at Kennesaw	Nashville, TN	—		3,456	22,443	—	4,884	3,456	27,327	30,783	(10,454)	20,329	2008	2010
Brentwood Downs	Nashville, TN	—		1,191	10,739	—	8,926	1,191	19,665	20,856	(14,160)	6,696	1986	1994
Charlotte at Midtown	Nashville, TN	—		7,898	54,480	—	2,543	7,898	57,023	64,921	(7,923)	56,998	2016	2017
MAA Bellevue	Nashville, TN	—		17,193	64,196	—	7,385	17,193	71,581	88,774	(20,047)	68,727	1996/ 2015	2013
Grande View Nashville	Nashville, TN	—		2,963	33,673	—	9,215	2,963	42,888	45,851	(23,596)	22,255	2001	1998
Monthaven Park	Nashville, TN	—		2,736	28,902	—	6,677	2,736	35,579	38,315	(21,250)	17,065	2000	2004
Park at Hermitage	Nashville, TN	—		1,524	14,800	—	8,810	1,524	23,610	25,134	(18,651)	6,483	1987	1995
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	53,880	6,670	53,880	60,550	(13,391)	47,159	2012	2010
Verandas at Sam Ridley	Nashville, TN	—		3,350	28,308	—	4,450	3,350	32,758	36,108	(12,728)	23,380	2009	2010
Balcones Woods	Austin, TX	—		1,598	14,398	—	13,348	1,598	27,746	29,344	(17,814)	11,530	1983	1997
Colonial Grand at Canyon Creek	Austin, TX	—		3,621	32,137	—	2,834	3,621	34,971	38,592	(12,289)	26,303	2008	2013
Colonial Grand at Canyon Pointe	Austin, TX	—		3,778	20,201	—	3,803	3,778	24,004	27,782	(9,105)	18,677	2003	2013
Colonial Grand at Double Creek	Austin, TX	—		3,131	29,375	—	2,165	3,131	31,540	34,671	(10,964)	23,707	2013	2013
Colonial Grand at Onion Creek	Austin, TX	—		4,902	33,010	—	3,775	4,902	36,785	41,687	(13,093)	28,594	2009	2013
Colonial Grand at Wells Branch	Austin, TX	—	(1)	3,722	32,283	—	3,584	3,722	35,867	39,589	(11,797)	27,792	2008	2013
Colonial Village at Quarry Oaks	Austin, TX	—		4,621	34,461	—	13,557	4,621	48,018	52,639	(16,287)	36,352	1996	2013
Grand Reserve at Sunset Valley	Austin, TX	—		3,150	11,393	—	5,964	3,150	17,357	20,507	(9,060)	11,447	1996	2004
Legacy at Western Oaks	Austin, TX	—	(2)	9,100	49,339	—	3,585	9,100	52,924	62,024	(17,916)	44,108	2001	2009
Post Barton Creek	Austin, TX	—		8,683	21,497	—	4,554	8,683	26,051	34,734	(5,509)	29,225	1998	2016
Post Park Mesa	Austin, TX	—		4,653	19,828	—	2,139	4,653	21,967	26,620	(4,366)	22,254	1992	2016
Post South Lamar	Austin, TX	—		20,542	74,093	—	28,756	20,542	102,849	123,391	(18,243)	105,148	2011/17	2016
Post West Austin	Austin, TX	—	(1)	7,805	48,843	—	2,721	7,805	51,564	59,369	(12,559)	46,810	2009	2016
Silverado at Brushy Creek	Austin, TX	—		2,900	24,009	—	5,716	2,900	29,725	32,625	(15,620)	17,005	2003	2006
Sixty 600	Austin, TX	—		2,281	6,169	—	9,559	2,281	15,728	18,009	(9,965)	8,044	1987	1995
Stassney Woods	Austin, TX	—		1,621	7,501	—	8,881	1,621	16,382	18,003	(11,058)	6,945	1985	1995
The Woods on Barton Skyway	Austin, TX	—		1,405	12,769	—	12,858	1,405	25,627	27,032	(13,377)	13,655	1977	1997
MAA Shoal Creek	Bedford, TX	—		4,982	27,377	—	5,362	4,982	32,739	37,721	(12,190)	25,531	1996	2013
MAA Willow Creek	Bedford, TX	—		3,109	33,488	—	10,314	3,109	43,802	46,911	(16,203)	30,708	1996	2013
MAA Hebron	Carrollton, TX	—		4,231	42,237	—	2,673	4,231	44,910	49,141	(14,424)	34,717	2011	2013
Colonial Grand at Silverado	Cedar Park, TX	—		3,282	24,935	—	2,357	3,282	27,292	30,574	(9,505)	21,069	2005	2013
Colonial Grand at Silverado Reserve	Cedar Park, TX	—		3,951	31,705	—	3,093	3,951	34,798	38,749	(11,946)	26,803	2005	2013
Grand Cypress	Cypress, TX	—		3,881	24,267	—	4,447	3,881	28,714	32,595	(7,051)	25,544	2008	2013
MAA Medical District	Dallas, TX	—		4,050	33,779	—	3,683	4,050	37,462	41,512	(11,481)	30,031	2007	2013
MAA Highlands North	Dallas, TX	—		988	8,893	—	4,582	988	13,475	14,463	(9,545)	4,918	1986	1998
MAA Deer Run	Dallas, TX	—		1,252	11,271	—	5,371	1,252	16,642	17,894	(12,343)	5,551	1985	1998

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2021
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Grand Courtyards	Dallas, TX	—		2,730	22,240	—	5,604	2,730	27,844	30,574	(14,215)	16,359	2000	2006
MAA Lowes Farm	Dallas, TX	—		5,016	41,091	—	3,976	5,016	45,067	50,083	(16,047)	34,036	2008	2011
MAA Frisco Bridges	Dallas, TX	—		14,845	66,571	—	64,427	14,845	130,998	145,843	(24,007)	121,836	2009/13/21	2013
MAA McKinney Avenue	Dallas, TX	—		34,765	40,127	—	10,151	34,765	50,278	85,043	(10,590)	74,453	1993/96	2016
MAA Worthington	Dallas, TX	—		13,713	43,268	—	8,461	13,713	51,729	65,442	(9,534)	55,908	1993/ 2008	2016
MAA Abbey	Dallas, TX	—		2,711	4,369	—	705	2,711	5,074	7,785	(1,056)	6,729	1996	2016
MAA Addison Circle	Dallas, TX	—		12,308	189,419	—	24,510	12,308	213,929	226,237	(42,860)	183,377	1998-2000	2016
MAA North Hall	Dallas, TX	—		13,030	14,383	—	3,601	13,030	17,984	31,014	(4,348)	26,666	1998	2016
MAA Eastside	Dallas, TX	—		7,134	58,095	—	4,539	7,134	62,634	69,768	(13,489)	56,279	2008	2016
MAA Gallery	Dallas, TX	—		4,391	7,910	—	1,320	4,391	9,230	13,621	(2,380)	11,241	1999	2016
MAA Heights	Dallas, TX	—		26,245	37,922	—	3,352	26,245	41,274	67,519	(9,058)	58,461	1998-1999/ 2009	2016
MAA Katy Trail	Dallas, TX	—		10,333	32,456	—	1,932	10,333	34,388	44,721	(6,491)	38,230	2010	2016
MAA Legacy	Dallas, TX	—	(1)	6,575	55,277	—	5,907	6,575	61,184	67,759	(12,428)	55,331	2000	2016
MAA Meridian	Dallas, TX	—		8,780	13,654	—	1,045	8,780	14,699	23,479	(3,331)	20,148	1991	2016
MAA Uptown Village	Dallas, TX	—		34,974	33,213	—	8,201	34,974	41,414	76,388	(9,345)	67,043	1995-2000	2016
MAA Watermark	Dallas, TX	—		960	14,438	—	4,409	960	18,847	19,807	(10,354)	9,453	2002	2004
MAA Bear Creek	Euless, TX	—		6,453	30,048	—	4,494	6,453	34,542	40,995	(13,236)	27,759	1998	2013
MAA Fairview	Fairview, TX	—		2,171	35,077	—	1,822	2,171	36,899	39,070	(11,685)	27,385	2012	2013
MAA Starwood	Frisco, TX	—		3,240	26,069	—	2,795	3,240	28,864	32,104	(11,239)	20,865	2009	2010
MAA Grapevine	Grapevine, TX	—		2,351	29,757	—	8,212	2,351	37,969	40,320	(13,295)	27,025	1985/86	2013
Greenwood Forest	Houston, TX	—		3,465	23,482	—	2,452	3,465	25,934	29,399	(7,829)	21,570	1994	2013
Legacy Pines	Houston, TX	—		2,142	19,066	—	4,379	2,142	23,445	25,587	(14,293)	11,294	1999	2003
Park Place Houston	Houston, TX	—		2,061	15,830	—	3,783	2,061	19,613	21,674	(9,779)	11,895	1996	2007
Post 510	Houston, TX	—		7,226	33,366	—	1,783	7,226	35,149	42,375	(7,919)	34,456	2014	2016
Post at Afton Oaks	Houston, TX	—		11,503	65,469	—	4,334	11,503	69,803	81,306	(18,246)	63,060	2017	2016
Post Midtown Square	Houston, TX	—		19,038	89,570	—	6,991	19,038	96,561	115,599	(20,546)	95,053	1999/ 2013	2016
Ranchstone	Houston, TX	—		1,480	14,807	—	3,799	1,480	18,606	20,086	(9,084)	11,002	1996	2007
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	5,351	1,968	25,279	27,247	(12,905)	14,342	1999	2006
Retreat at Vintage Park	Houston, TX	—	(1)	8,211	40,352	—	2,118	8,211	42,470	50,681	(8,011)	42,670	2014	2014
Yale at 6th	Houston, TX	—	(2)	13,107	62,764	—	2,688	13,107	65,452	78,559	(10,337)	68,222	2015	2016
Cascade at Fall Creek	Humble, TX	—		5,985	40,011	—	4,543	5,985	44,554	50,539	(20,927)	29,612	2007	2007
MAA Bella Casita	Irving, TX	—		2,521	26,432	—	5,841	2,521	32,273	34,794	(11,516)	23,278	2007	2010
MAA Valley Ranch	Irving, TX	—		5,072	37,397	—	14,559	5,072	51,956	57,028	(20,326)	36,702	1997	2013
MAA Las Colinas	Irving, TX	—	(2)	3,902	40,691	—	3,310	3,902	44,001	47,903	(13,519)	34,384	2006	2013
MAA Remington Hills	Irving, TX	—		4,390	21,822	—	13,684	4,390	35,506	39,896	(12,627)	27,269	1984	2013
MAA Oakbend	Lewisville, TX	—		5,598	28,616	—	7,081	5,598	35,697	41,295	(12,740)	28,555	1997	2013
MAA Times Square	McKinney, TX	—		1,130	28,058	—	6,365	1,130	34,423	35,553	(13,626)	21,927	2009	2010
MAA Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	3,322	4,034	22,850	26,884	(6,502)	20,382	2000	2013
MAA Market Center	Plano, TX	—		16,894	110,705	—	5,177	16,894	115,882	132,776	(21,161)	111,615	2013/15	2014
MAA Highwood	Plano, TX	—		864	7,783	—	3,950	864	11,733	12,597	(8,329)	4,268	1983	1998
MAA Los Rios	Plano, TX	—		3,273	28,823	—	7,541	3,273	36,364	39,637	(21,553)	18,084	2000	2003
MAA Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	7,780	3,382	34,710	38,092	(18,764)	19,328	1999	2005
MAA Copper Ridge	Roanoke, TX	—		4,166	—	—	48,086	4,166	48,086	52,252	(10,162)	42,090	2009/20	2008
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	3,820	5,511	40,061	45,572	(13,914)	31,658	2009	2013
Colonial Grand at Round Rock	Round Rock, TX	—		4,691	45,379	—	3,652	4,691	49,031	53,722	(16,773)	36,949	1997	2013
Colonial Village at Sierra Vista	Round Rock, TX	—		2,561	16,488	—	4,877	2,561	21,365	23,926	(8,291)	15,635	1999	2013
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	3,734	2,380	30,716	33,096	(11,860)	21,236	2009	2011
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	2,476	4,257	39,235	43,492	(7,677)	35,815	2014	2014
Haven at Blanco	San Antonio, TX	—		5,411	45,958	—	4,559	5,411	50,517	55,928	(16,680)	39,248	2010	2012
Stone Ranch at Westover Hills	San Antonio, TX	—		4,000	24,992	—	3,707	4,000	28,699	32,699	(12,093)	20,606	2009	2009
Cypresswood Court	Spring, TX	—		576	5,190	—	5,205	576	10,395	10,971	(6,637)	4,334	1984	1994
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	3,783	1,918	19,629	21,547	(11,038)	10,509	1996	2004
Green Tree Place	Woodlands, TX	—		539	4,850	—	4,037	539	8,887	9,426	(6,767)	2,659	1984	1994
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	2,021	11,044	38,710	49,754	(7,813)	41,941	2013	2014
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	4,077	5,280	35,418	40,698	(12,545)	28,153	2002	2012
Apartments at Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	3,894	10,990	52,590	63,580	(11,512)	52,068	2012	2016
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	3,763	4,842	25,440	30,282	(8,048)	22,234	1980	2013
Seasons at Celebrate Virginia	Fredericksburg, VA	—		14,490	32,083	—	41,603	14,490	73,686	88,176	(20,119)	68,057	2011	2011
Station Square at Cosner's Corner	Fredericksburg, VA	—		12,825	51,078	—	2,714	12,825	53,792	66,617	(10,900)	55,717	2013/16	2013
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	4,324	4,851	26,002	30,853	(9,109)	21,744	1986	2013
Colonial Village at West End	Glen Allen, VA	—		4,661	18,908	—	3,478	4,661	22,386	27,047	(7,855)	19,192	1987	2013
Township	Hampton, VA	—		1,509	8,189	—	8,972	1,509	17,161	18,670	(12,521)	6,149	1987	1995
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	6,193	6,733	35,414	42,147	(12,905)	29,242	1989	2013
Radius	Newport News, VA	—		5,040	36,481	—	4,278	5,040	40,759	45,799	(7,742)	38,057	2012	2015
Ashley Park	Richmond, VA	—		4,761	13,365	—	3,654	4,761	17,019	21,780	(6,640)	15,140	1988	2013
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	4,710	6,021	33,714	39,735	(12,123)	27,612	1984	2013
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	6,593	4,930	42,191	47,121	(15,221)	31,900	2003	2011
Retreat at West Creek	Richmond, VA	—		10,112	36,136	—	15,486	10,112	51,622	61,734	(8,574)	53,160	2015/17	2015
Post Carlyle Square	Washington D.C.	—		29,728	154,309	—	4,980	29,728	159,289	189,017	(30,892)	158,125	2006/13	2016
Post Corners at Trinity Center	Washington D.C.	—		7,664	70,012	—	3,169	7,664	73,181	80,845	(14,370)	66,475	1996	2016

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2021
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Post Fallsgrove	Washington D.C.	—		17,524	58,896	—	4,854	17,524	63,750	81,274	(13,064)	68,210	2003	2016
Post Park	Washington D.C.	—		5,355	79,842	—	3,766	5,355	83,608	88,963	(20,986)	67,977	2010	2016
MAA National Landing	Washington D.C.	—		30,452	125,091	—	18,101	30,452	143,192	173,644	(27,722)	145,922	2001	2016
Post Tysons Corner	Washington D.C.	—		30,776	82,021	—	7,680	30,776	89,701	120,477	(17,325)	103,152	1990	2016
MAA Robinson	Orlando, FL	—		6,003	—	—	91,062	6,003	91,062	97,065	(1,887)	95,178	2021	2018
Total Residential Properties		5,262		1,840,840	9,864,650	—	2,367,555	1,840,840	12,232,205	14,073,045	(3,784,517)	10,288,528
Colonial Promenade at Huntsville Retail	Huntsville, AL	—		355	—	—	—	355	—	355	—	355	2017	2013
220 Riverside Retail	Jacksonville, FL	—		119	2,902	—	701	119	3,603	3,722	(277)	3,445	2015	2019
MAA Parkside Retail	Orlando, FL	—		742	11,924	—	1,317	742	13,241	13,983	(2,645)	11,338	1999	2016
Post Harbour Place Retail	Tampa, FL	—		386	4,315	—	351	386	4,666	5,052	(897)	4,155	1997	2016
Post Rocky Point Retail	Tampa, FL	—		34	51	—	403	34	454	488	(200)	288	1994-1996	2016
Post Soho Square Retail	Tampa, FL	—	(1)	268	4,033	—	14	268	4,047	4,315	(1,113)	3,202	2012	2016
MAA Buckhead Retail	Atlanta, GA	—		867	3,465	—	977	867	4,442	5,309	(1,246)	4,063	2012	2012
MAA Piedmont Park Retail	Atlanta, GA	—		426	1,089	—	22	426	1,111	1,537	(237)	1,300	1999	2016
MAA Riverside Office	Atlanta, GA	—		9,680	22,108	—	10,165	9,680	32,273	41,953	(7,611)	34,342	1996	2016
MAA Riverside Retail	Atlanta, GA	—		889	2,340	—	2,609	889	4,949	5,838	(892)	4,946	1996	2016
Post Training Facility	Atlanta, GA	—		1,092	968	—	33	1,092	1,001	2,093	(406)	1,687	1999	2016
MAA West Village Retail	Smyrna, GA	—		3,408	8,446	—	1,629	3,408	10,075	13,483	(2,485)	10,998	2012	2014
The Denton Retail	Kansas City, MO	—		700	4,439	—	747	700	5,186	5,886	(1,018)	4,868	2014	2015
MAA 1225 Retail	Charlotte, NC	—		52	199	—	249	52	448	500	(174)	326	2010	2010
MAA Gateway Retail	Charlotte, NC	—		318	1,430	—	13	318	1,443	1,761	(321)	1,440	2000	2016
MAA South Line Retail	Charlotte, NC	—		470	1,289	—	207	470	1,496	1,966	(318)	1,648	2009	2016
MAA Uptown Retail	Charlotte, NC	—		319	1,144	—	25	319	1,169	1,488	(239)	1,249	1998	2016
MAA Leasing Center	Charlotte, NC	—		1,290	1,488	—	151	1,290	1,639	2,929	(332)	2,597	1998	2016
Hue Retail	Raleigh, NC	—		—	2,129	—	77	—	2,206	2,206	(253)	1,953	2010	2018
Post Parkside at Wade Retail	Raleigh, NC	—		317	4,552	—	94	317	4,646	4,963	(1,227)	3,736	2011	2016
The Greene Retail	Greenville, SC	—		—	—	—	—	—	—	—	—	—	2019	2019
Post South Lamar Retail	Austin, TX	—		421	3,072	—	676	421	3,748	4,169	(692)	3,477	2011	2016
MAA Frisco Bridges Retail	Dallas, TX	—		779	6,593	—	676	779	7,269	8,048	(1,659)	6,389	2009	2016
MAA McKinney Avenue Retail	Dallas, TX	—		1,581	5,982	—	270	1,581	6,252	7,833	(1,245)	6,588	1996	2016
MAA Worthington Retail	Dallas, TX	—		108	495	—	422	108	917	1,025	(153)	872	1993/ 2008	2016
MAA Addison Circle Office	Dallas, TX	—		1,395	4,280	—	877	1,395	5,157	6,552	(1,509)	5,043	1998-2000	2016
MAA Addison Circle Retail	Dallas, TX	—		448	21,386	—	2,365	448	23,751	24,199	(5,482)	18,717	1998-2000	2016
MAA North Hall Retail	Dallas, TX	—		347	716	—	76	347	792	1,139	(201)	938	1998	2016
MAA Eastside Retail	Dallas, TX	—		682	10,645	—	509	682	11,154	11,836	(2,289)	9,547	2008	2016
MAA Heights Retail	Dallas, TX	—		1,065	3,314	—	396	1,065	3,710	4,775	(750)	4,025	1997	2016
MAA Katy Trail Retail	Dallas, TX	—		465	4,883	—	99	465	4,982	5,447	(952)	4,495	2010	2016
MAA Legacy Retail	Dallas, TX	—	(1)	150	3,334	—	444	150	3,778	3,928	(698)	3,230	2000	2016
Post Midtown Square Retail	Houston, TX	—		1,322	16,005	—	491	1,322	16,496	17,818	(3,257)	14,561	1999/ 2013	2016
Rise Condo Devel LP Retail	Houston, TX	—		—	2,280	—	67	—	2,347	2,347	(478)	1,869	1999/ 2013	2016
MAA Bella Casita Retail	Irving, TX	—		46	186	—	178	46	364	410	(134)	276	2007	2010
MAA Times Square Retail	McKinney, TX	—		253	1,310	—	4,294	253	5,604	5,857	(1,200)	4,657	2009	2010
Post Carlyle Square Retail	Washington D.C.	—		1,048	7,930	—	67	1,048	7,997	9,045	(1,616)	7,429	2006/16	2016
Post Park Maryland Retail	Washington D.C.	—		25	137	—	—	25	137	162	(23)	139	2007	2016
MAA Robinson Retail	Orlando, FL	—		—	563	—	—	—	563	563	(7)	556	2021	2018
Total Retail / Commercial Properties		—		31,867	171,422	—	31,691	31,867	203,113	234,980	(44,236)	190,744
MAA Westglenn	Denver, CO	—		8,077	—	—	73,094	8,077	73,094	81,171	(1,005)	80,166	N/A	2018
MAA Park Point	Houston, TX	—		9,031	—	—	43,977	9,031	43,977	53,008	(455)	52,553	N/A	2018
MAA Windmill Hill	Austin, TX	—		5,006	—	—	37,560	5,006	37,560	42,566	—	42,566	N/A	2020
Novel Val Vista	Gilbert, AZ	—		7,285	—	—	29,253	7,285	29,253	36,538	—	36,538	N/A	2020
Novel West Midtown	Atlanta, GA	—		6,650	—	—	23,612	6,650	23,612	30,262	—	30,262	N/A	2021
Novel Daybreak	Salt Lake City, UT	—		6,525	—	—	27,392	6,525	27,392	33,917	—	33,917	N/A	2021
Total Active Development Properties		—		42,574	—	—	234,888	42,574	234,888	277,462	(1,460)	276,002
Total Properties		5,262		1,915,281	10,036,072	—	2,634,134	1,915,281	12,670,206	14,585,487	(3,830,213)	10,755,274
Total Land Held for Future Developments		—		24,015	—	—	—	24,015	—	24,015	—	24,015	N/A	Various
Total Properties in Predevelopment		—		62,532	—	—	7,695	62,532	7,695	70,227	(71)	70,156	N/A	Various
Corporate Properties		—		—	24,508	—	—	—	24,508	24,508	(17,877)	6,631	Various	Various
Total Other		—		86,547	24,508	—	7,695	86,547	32,203	118,750	(17,948)	100,802
Total Real Estate Assets, net of Real Estate Joint Venture		$5,262		$2,001,828	$10,060,580	$—	$2,641,829	$2,001,828	$12,702,409	$14,704,237	$(3,848,161)	$10,856,076
(1)
Encumbered by a $191.3 million secured property mortgage, with a fixed interest rate of 4.43%, which matures on February 10, 2049.
(2)
Encumbered by a $172.0 million secured property mortgage, with a fixed interest rate of 4.44%, which matures on January 10, 2049.
(3)
The aggregate cost for federal income tax purposes was approximately $11.8 billion as of December 31, 2021. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.
(4)
Depreciation is recognized on a straight-line basis over the estimated useful asset life, which ranges from five to 40 years for land improvements and buildings, three to five years for furniture, fixtures and equipment and approximately six months for the fair market value of in-place residential leases.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

Years ended December 31, 2021, 2020 and 2019

The following table summarizes the Company’s changes in real estate investments and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	2021	2020	2019
Real estate investments:
Balance at beginning of year	$14,338,895	$13,898,707	$13,656,807
Acquisitions (1)	44,086	56,327	105,730
Less: FMV of leases included in acquisitions	—	—	(512)
Improvement and development	506,775	437,268	302,380
Disposition of real estate assets (2)	(185,519)	(53,407)	(165,698)
Balance at end of year	$14,704,237	$14,338,895	$13,898,707
Accumulated depreciation:
Balance at beginning of year	$3,415,105	$2,955,253	$2,549,287
Depreciation	531,848	508,746	493,674
Disposition of real estate assets (2)	(98,792)	(48,894)	(87,708)
Balance at end of year	$3,848,161	$3,415,105	$2,955,253
(1)
Includes non-cash activity related to acquisitions.
(2)
Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.