Form 10-Q
period 2022-03-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2022-04-28
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	April 25, 2022
Common Stock, $0.01 par value	115,427,606

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.3% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of March 31, 2022, MAA owned 115,337,466 OP Units (97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Real estate assets:
Land	$1,978,661	$1,977,813
Buildings and improvements and other	12,589,537	12,454,439
Development and capital improvements in progress	215,055	247,970
	14,783,253	14,680,222
Less: Accumulated depreciation	(3,981,778)	(3,848,161)
	10,801,475	10,832,061
Undeveloped land	29,279	24,015
Investment in real estate joint venture	42,732	42,827
Real estate assets, net	10,873,486	10,898,903

Cash and cash equivalents	60,371	54,302
Restricted cash	12,253	76,296
Other assets	252,965	255,681
Total assets	$11,199,075	$11,285,182

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,172,513	$4,151,375
Secured notes payable	364,992	365,315
Accrued expenses and other liabilities	531,351	584,400
Total liabilities	5,068,856	5,101,090

Redeemable common stock	26,857	30,185

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 115,337,466 and 115,336,876 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively (1)	1,151	1,151
Additional paid-in capital	7,198,474	7,230,956
Accumulated distributions in excess of net income	(1,268,827)	(1,255,807)
Accumulated other comprehensive loss	(10,860)	(11,132)
Total MAA shareholders’ equity	5,919,947	5,965,177
Noncontrolling interests - OP Units	163,566	165,116
Total Company’s shareholders’ equity	6,083,513	6,130,293
Noncontrolling interests - consolidated real estate entities	19,849	23,614
Total equity	6,103,362	6,153,907
Total liabilities and equity	$11,199,075	$11,285,182
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 are 128,224 and 131,559, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Revenues:
Rental and other property revenues	$476,078	$425,005
Expenses:
Operating expenses, excluding real estate taxes and insurance	101,117	95,961
Real estate taxes and insurance	68,303	66,507
Depreciation and amortization	133,738	131,503
Total property operating expenses	303,158	293,971
Property management expenses	16,537	12,939
General and administrative expenses	16,323	12,979
Interest expense	39,121	39,672
Loss on sale of depreciable real estate assets	1	—
Gain on sale of non-depreciable real estate assets	(23)	—
Other non-operating (income) expense	(10,795)	15,913
Income before income tax expense	111,756	49,531
Income tax benefit (expense)	1,442	(999)
Income from continuing operations before real estate joint venture activity	113,198	48,532
Income from real estate joint venture	379	332
Net income	113,577	48,864
Net income attributable to noncontrolling interests	2,775	1,671
Net income available for shareholders	110,802	47,193
Dividends to MAA Series I preferred shareholders	922	922
Net income available for MAA common shareholders	$109,880	$46,271

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.95	$0.40

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.95	$0.40

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2022	2021
Net income	$113,577	$48,864
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	279	279
Total comprehensive income	113,856	49,143
Less: Comprehensive income attributable to noncontrolling interests	(2,782)	(1,681)
Comprehensive income attributable to MAA	$111,074	$47,462

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2022	2021
Net income	$113,577	$48,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,986	131,820
Loss on sale of depreciable real estate assets	1	—
Gain on sale of non-depreciable real estate assets	(23)	—
(Gain) loss on embedded derivative in preferred shares	(11,896)	15,108
Stock compensation expense	6,640	5,369
Amortization of debt issuance costs, discounts and premiums	1,510	1,344
Loss (gain) on investments	10,233	(1,622)
Net change in operating accounts and other operating activities	(74,405)	(52,772)
Net cash provided by operating activities	179,623	148,111

Cash flows from investing activities:
Purchases of real estate and other assets	(5,232)	—
Capital improvements and other	(38,212)	(49,220)
Development costs	(42,780)	(64,291)
Distributions from real estate joint venture	95	114
Contributions to affiliates	(7,500)	—
Proceeds from real estate asset dispositions and insurance recoveries	10,097	898
Net cash used in investing activities	(83,532)	(112,499)

Cash flows from financing activities:
Net proceeds from commercial paper	20,000	213,000
Principal payments on notes payable	(343)	(119,154)
Distributions to noncontrolling interests	(3,484)	(4,159)
Dividends paid on common shares	(125,432)	(117,242)
Dividends paid on preferred shares	(922)	(922)
Acquisition of noncontrolling interests	(43,070)	—
Net change in other financing activities	(814)	625
Net cash used in financing activities	(154,065)	(27,852)

Net (decrease) increase in cash, cash equivalents and restricted cash	(57,974)	7,760
Cash, cash equivalents and restricted cash, beginning of period	130,598	35,615
Cash, cash equivalents and restricted cash, end of period	$72,624	$43,375

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$60,371	$32,620
Restricted cash	12,253	10,755
Total cash, cash equivalents and restricted cash	$72,624	$43,375

Supplemental information:
Interest paid	$30,427	$26,998
Income taxes paid	—	81
Non-cash transactions:
Conversion of OP Units to shares of common stock	$193	$232
Accrued construction in progress	38,191	32,781
Interest capitalized	1,836	2,550

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except unit data)

	March 31, 2022	December 31, 2021
Assets
Real estate assets:
Land	$1,978,661	$1,977,813
Buildings and improvements and other	12,589,537	12,454,439
Development and capital improvements in progress	215,055	247,970
	14,783,253	14,680,222
Less: Accumulated depreciation	(3,981,778)	(3,848,161)
	10,801,475	10,832,061
Undeveloped land	29,279	24,015
Investment in real estate joint venture	42,732	42,827
Real estate assets, net	10,873,486	10,898,903

Cash and cash equivalents	60,371	54,302
Restricted cash	12,253	76,296
Other assets	252,965	255,681
Total assets	$11,199,075	$11,285,182

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,172,513	$4,151,375
Secured notes payable	364,992	365,315
Accrued expenses and other liabilities	531,351	584,400
Due to general partner	19	19
Total liabilities	5,068,875	5,101,109

Redeemable common units	26,857	30,185

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of March 31, 2022 and December 31, 2021, respectively	66,840	66,840
General partner, 115,337,466 and 115,336,876 OP Units outstanding as of March 31, 2022 and December 31, 2021, respectively (1)	5,864,191	5,909,700
Limited partners, 3,202,377 and 3,206,118 OP Units outstanding as of March 31, 2022 and December 31, 2021, respectively (1)	163,566	165,116
Accumulated other comprehensive loss	(11,103)	(11,382)
Total operating partners’ capital	6,083,494	6,130,274
Noncontrolling interests - consolidated real estate entities	19,849	23,614
Total equity	6,103,343	6,153,888
Total liabilities and equity	$11,199,075	$11,285,182

(1) Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 are 128,224 and 131,559, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2022	2021
Revenues:
Rental and other property revenues	$476,078	$425,005
Expenses:
Operating expenses, excluding real estate taxes and insurance	101,117	95,961
Real estate taxes and insurance	68,303	66,507
Depreciation and amortization	133,738	131,503
Total property operating expenses	303,158	293,971
Property management expenses	16,537	12,939
General and administrative expenses	16,323	12,979
Interest expense	39,121	39,672
Loss on sale of depreciable real estate assets	1	—
Gain on sale of non-depreciable real estate assets	(23)	—
Other non-operating (income) expense	(10,795)	15,913
Income before income tax expense	111,756	49,531
Income tax benefit (expense)	1,442	(999)
Income from continuing operations before real estate joint venture activity	113,198	48,532
Income from real estate joint venture	379	332
Net income	113,577	48,864
Net loss attributable to noncontrolling interests	(293)	—
Net income available for MAALP unitholders	113,870	48,864
Distributions to MAALP preferred unitholders	922	922
Net income available for MAALP common unitholders	$112,948	$47,942

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.95	$0.40

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.95	$0.40

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2022	2021
Net income	$113,577	$48,864
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	279	279
Total comprehensive income	113,856	49,143
Add: Comprehensive loss attributable to noncontrolling interests	293	—
Comprehensive income attributable to MAALP	$114,149	$49,143

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2022	2021
Net income	$113,577	$48,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,986	131,820
Loss on sale of depreciable real estate assets	1	—
Gain on sale of non-depreciable real estate assets	(23)	—
(Gain) loss on embedded derivative in preferred shares	(11,896)	15,108
Stock compensation expense	6,640	5,369
Amortization of debt issuance costs, discounts and premiums	1,510	1,344
Loss (gain) on investments	10,233	(1,622)
Net change in operating accounts and other operating activities	(74,405)	(52,772)
Net cash provided by operating activities	179,623	148,111

Cash flows from investing activities:
Purchases of real estate and other assets	(5,232)	—
Capital improvements and other	(38,212)	(49,220)
Development costs	(42,780)	(64,291)
Distributions from real estate joint venture	95	114
Contributions to affiliates	(7,500)	—
Proceeds from real estate asset dispositions and insurance recoveries	10,097	898
Net cash used in investing activities	(83,532)	(112,499)

Cash flows from financing activities:
Net proceeds from commercial paper	20,000	213,000
Principal payments on notes payable	(343)	(119,154)
Distributions paid on common units	(128,916)	(121,401)
Distributions paid on preferred units	(922)	(922)
Acquisition of noncontrolling interests	(43,070)	—
Net change in other financing activities	(814)	625
Net cash used in financing activities	(154,065)	(27,852)

Net (decrease) increase in cash, cash equivalents and restricted cash	(57,974)	7,760
Cash, cash equivalents and restricted cash, beginning of period	130,598	35,615
Cash, cash equivalents and restricted cash, end of period	$72,624	$43,375

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$60,371	$32,620
Restricted cash	12,253	10,755
Total cash, cash equivalents and restricted cash	$72,624	$43,375

Supplemental information:
Interest paid	$30,427	$26,998
Income taxes paid	—	81
Non-cash transactions:
Accrued construction in progress	$38,191	$32,781
Interest capitalized	1,836	2,550

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

As of March 31, 2022, MAA owned 115,337,466 OP Units (or 97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of March 31, 2022, the Company owned and operated 292 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of March 31, 2022, the Company also had five development communities under construction totaling 1,759 apartment units once complete. Total expected costs for the five development projects are $444.0 million, of which $192.8 million had been incurred through March 31, 2022. The Company expects to complete one of these developments in 2022, three developments in 2023, and one development in 2024. As of March 31, 2022, 33 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of March 31, 2022.

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

The Company invests in entities that may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAALP is classified as a VIE because the limited partners lack substantive kick-out rights and substantive participating rights. The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including, but not limited to, those activities that most significantly impact the VIE’s economic performance and which party controls such activities. The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence, but does not have the ability to exercise control. The factors considered in determining whether the Company has the ability to exercise control include ownership of voting interests and participatory rights of investors (see “Investments in Unconsolidated Affiliates” below).

Noncontrolling Interests

As of March 31, 2022, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s four consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of March 31, 2022, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $193.2 million, and consolidated liabilities were $15.8 million. As of December 31, 2021, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $252.8 million, and consolidated liabilities were $15.9 million. During the three months ended March 31, 2022, the Company paid $43.1 million to acquire the noncontrolling interest of one consolidated real estate entity.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and three technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $42.7 million and $42.8 million as of March 31, 2022 and December 31, 2021, respectively.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of March 31, 2022 and December 31, 2021, the Company’s investments in the limited partnerships were $68.5 million and $79.4 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. The decrease in the Company’s investment in the limited partnerships was driven by the recognition of unrealized losses, which were primarily a result of a decrease in the valuation of an underlying investment that recently became publicly traded. As of March 31, 2022, the Company was committed to make additional capital contributions totaling $33.5 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

During the three months ended March 31, 2022, two of the technology-focused limited partnerships that are accounted for as unconsolidated affiliates distributed publicly traded marketable equity securities to the Company and the other limited partners. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities, with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2022, the Company’s investment in the marketable equity securities was $5.0 million.

Revenue Recognition

The Company primarily leases multifamily residential apartments to residents under operating leases generally due on a monthly basis with terms of approximately one year or less. Rental revenues are recognized in accordance with ASC Topic 842, Leases, using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to residents, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term. Rental revenues represent approximately 94% of the Company’s total revenues and include gross rents charged less adjustments for concessions and bad debt. Approximately 5% of the Company’s total revenues represent non-lease reimbursable property revenues from its residents for utility reimbursements, which are generally recognized and due on a monthly basis as residents obtain control of the service over the term of the lease. The remaining 1% of the Company’s total revenues represents other non-lease property revenues primarily driven by nonrefundable fees and commissions.

In accordance with ASC Topic 842, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported on a combined basis in the line item “Rental revenues,” as presented in the disaggregation of the Company’s revenues in Note 11. Other non-lease property revenues are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognized outside of the scope of ASC Topic 842 to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Other non-lease property revenues are reported in the line item “Other property revenues”, as presented in the disaggregation of the Company’s revenues in Note 11.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of March 31, 2022 and December 31, 2021, right-of-use assets recorded within “Other assets” totaled $46.5 million and $47.0 million, respectively, and related lease obligations recorded within “Accrued expenses and other liabilities” totaled $29.9 million and $30.3 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the three months ended March 31, 2022 and 2021 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2022 and 2021 was also immaterial. See Note 10 for additional disclosures regarding leases.

Fair Value Measurements

The Company applies the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets, to its valuation and disclosure of the fair value of financial instruments, principally marketable equity securities and indebtedness, and to its valuation and disclosure of the fair value of its derivative financial instruments. Fair value disclosures required under ASC Topic 820 as well as the Company’s derivative accounting policies are summarized in Note 7 utilizing the following hierarchy:

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

For the three months ended March 31, 2022 and 2021, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended March 31,
	2022	2021
Calculation of Earnings per common share - basic
Net income	$113,577	$48,864
Net income attributable to noncontrolling interests	(2,775)	(1,671)
Unvested restricted stock (allocation of earnings)	(79)	(54)
Preferred dividends	(922)	(922)
Net income available for MAA common shareholders, adjusted	$109,801	$46,217

Weighted average common shares - basic	115,259	114,263
Earnings per common share - basic	$0.95	$0.40

Calculation of Earnings per common share - diluted
Net income	$113,577	$48,864
Net income attributable to noncontrolling interests (1)	(2,775)	(1,671)
Preferred dividends	(922)	(922)
Net income available for MAA common shareholders, adjusted	$109,880	$46,271

Weighted average common shares - basic	115,259	114,263
Effect of dilutive securities	459	312
Weighted average common shares - diluted	115,718	114,575
Earnings per common share - diluted	$0.95	$0.40
(1)
For the three months ended March 31, 2022 and 2021, 3.2 million OP Units and 4.1 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three months ended March 31, 2022 and 2021, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended March 31,
	2022	2021
Calculation of Earnings per common unit - basic
Net income	$113,577	$48,864
Net loss attributable to noncontrolling interests	293	—
Unvested restricted units (allocation of earnings)	(79)	(54)
Preferred unit distributions	(922)	(922)
Net income available for MAALP common unitholders, adjusted	$112,869	$47,888

Weighted average common units - basic	118,462	118,318
Earnings per common unit - basic	$0.95	$0.40

Calculation of Earnings per common unit - diluted
Net income	$113,577	$48,864
Net loss attributable to noncontrolling interests	293	—
Preferred unit distributions	(922)	(922)
Net income available for MAALP common unitholders, adjusted	$112,948	$47,942

Weighted average common units - basic	118,462	118,318
Effect of dilutive securities	459	312
Weighted average common units - diluted	118,921	118,630
Earnings per common unit - diluted	$0.95	$0.40

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2021	$9	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907
Net income (loss)	—	—	—	110,802	—	3,068	(293)	113,577
Other comprehensive income - derivative instruments	—	—	—	—	272	7	—	279
Issuance and registration of common shares	—	—	21	—	—	—	—	21
Shares repurchased and retired	—	—	(3,162)	—	—	—	—	(3,162)
Exercise of stock options	—	—	28	—	—	—	—	28
Shares issued in exchange for common units	—	—	193	—	—	(193)	—	—
Redeemable stock fair market value adjustment	—	—	—	2,533	—	—	—	2,533
Adjustment for noncontrolling interests in Operating Partnership	—	—	953	—	—	(953)	—	—
Amortization of unearned compensation	—	—	6,928	—	—	—	—	6,928
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.0875 per share)	—	—	—	(125,433)	—	—	—	(125,433)
Dividends on noncontrolling interests units ($1.0875 per share)	—	—	—	—	—	(3,479)	—	(3,479)
Acquisition of noncontrolling interest	—	—	(37,443)	—	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,155	2,155
EQUITY BALANCE MARCH 31, 2022	$9	$1,151	$7,198,474	$(1,268,827)	$(10,860)	$163,566	$19,849	$6,103,362

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2020	$9	$1,141	$7,176,793	$(1,294,182)	$(12,128)	$206,927	$9,848	$6,088,408
Net income	—	—	—	47,193	—	1,671	—	48,864
Other comprehensive income - derivative instruments	—	—	—	—	269	10	—	279
Issuance and registration of common shares	—	1	133	—	—	—	—	134
Shares repurchased and retired	—	—	(1,730)	—	—	—	—	(1,730)
Exercise of stock options	—	—	1,466	—	—	—	—	1,466
Shares issued in exchange for common units	—	—	232	—	—	(232)	—	—
Redeemable stock fair market value adjustment	—	—	—	(2,158)	—	—	—	(2,158)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(116)	—	—	116	—	—
Amortization of unearned compensation	—	—	5,993	—	—	—	—	5,993
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.0250 per share)	—	—	—	(117,278)	—	—	—	(117,278)
Dividends on noncontrolling interests units ($1.0250 per share)	—	—	—	—	—	(4,156)	—	(4,156)
Contribution from noncontrolling interest	—	—	—	—	—	—	633	633
EQUITY BALANCE MARCH 31, 2021	$9	$1,142	$7,182,771	$(1,367,347)	$(11,859)	$204,336	$10,481	$6,019,533

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
EQUITY BALANCE DECEMBER 31, 2021	$66,840	$5,909,700	$165,116	$(11,382)	$23,614	$6,153,888
Net income (loss)	922	109,880	3,068	—	(293)	113,577
Other comprehensive income - derivative instruments	—	—	—	279	—	279
Issuance of units	—	21	—	—	—	21
Units repurchased and retired	—	(3,162)	—	—	—	(3,162)
Exercise of unit options	—	28	—	—	—	28
General partnership units issued in exchange for limited partnership units	—	193	(193)	—	—	—
Redeemable units fair market value adjustment	—	2,533	—	—	—	2,533
Adjustment for limited partners’ capital at redemption value	—	946	(946)	—	—	—
Amortization of unearned compensation	—	6,928	—	—	—	6,928
Distributions to preferred unitholders	(922)	—	—	—	—	(922)
Distributions to common unitholders ($1.0875 per unit)	—	(125,433)	(3,479)	—	—	(128,912)
Acquisition of noncontrolling interest	—	(37,443)	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	2,155	2,155
EQUITY BALANCE MARCH 31, 2022	$66,840	$5,864,191	$163,566	$(11,103)	$19,849	$6,103,343

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
EQUITY BALANCE DECEMBER 31, 2020	$66,840	$5,817,270	$206,927	$(12,496)	$9,848	$6,088,389
Net income	922	46,271	1,671	—	—	48,864
Other comprehensive income - derivative instruments	—	—	—	279	—	279
Issuance of units	—	134	—	—	—	134
Units repurchased and retired	—	(1,730)	—	—	—	(1,730)
Exercise of unit options	—	1,466	—	—	—	1,466
General partnership units issued in exchange for limited partnership units	—	232	(232)	—	—	—
Redeemable units fair market value adjustment	—	(2,158)	—	—	—	(2,158)
Adjustment for limited partners’ capital at redemption value	—	(126)	126	—	—	—
Amortization of unearned compensation	—	5,993	—	—	—	5,993
Distributions to preferred unitholders	(922)	—	—	—	—	(922)
Distributions to common unitholders ($1.0250 per unit)	—	(117,278)	(4,156)	—	—	(121,434)
Contribution from noncontrolling interest	—	—	—	—	633	633
EQUITY BALANCE MARCH 31, 2021	$66,840	$5,750,074	$204,336	$(12,217)	$10,481	$6,019,514

6. Borrowings

The following table summarizes the Company’s outstanding debt as of March 31, 2022 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,175,000	3.3%	3/4/2029
Variable rate commercial paper program	20,000	0.6%	4/3/2022
Debt issuance costs, discounts, premiums and fair market value adjustments	(22,487)
Total unsecured debt	$4,172,513	3.3%
Secured debt
Fixed rate property mortgages	$368,212	4.4%	10/2/2048
Debt issuance costs	(3,220)
Total secured debt	$364,992	4.4%
Total outstanding debt	$4,537,505	3.4%

Unsecured Revolving Credit Facility

MAALP has entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, and fourteen other banks, which is referred to as the Credit Facility. The Credit Facility includes an expansion option up to $1.5 billion. The Credit Facility bears an interest rate of the London Interbank Offered Rate, or LIBOR, plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods. As of March 31, 2022, there was no outstanding balance under the Credit Facility, while $4.0 million of capacity was used to support outstanding letters of credit. The terms of the Credit Facility allow for the transition to an alternate benchmark interest rate, including the Secured Overnight Financing Rate, to replace any outstanding U.S. dollar (USD) LIBOR borrowings at the time USD LIBOR is no longer published.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million. As of March 31, 2022, MAALP had $20.0 million outstanding under the commercial paper program. For the three months ended March 31, 2022, the average daily borrowings outstanding under the commercial paper program were $13.8 million.

Unsecured Senior Notes

As of March 31, 2022, MAALP had $4.2 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2029.

Secured Property Mortgages

As of March 31, 2022, MAALP had $368.2 million of fixed rate conventional property mortgages with a weighted average maturity in 2048.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of March 31, 2022 and December 31, 2021, totaled $4.5 billion and $4.5 billion, respectively, and had estimated fair values of $4.4 billion and $4.8 billion (excluding prepayment penalties) as of March 31, 2022 and December 31, 2021, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying value of variable rate debt as of March 31, 2022 totaled $20.0 million and had an estimated fair value of $20.0 million. As of December 31, 2021, the Company had no variable rate debt outstanding. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities, typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of March 31, 2022, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the fair value of the embedded derivative was $46.4 million and $34.5 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuation of its debt and embedded derivative held as of March 31, 2022 and December 31, 2021 were classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and the valuation of the marketable equity securities were classified as Level 1 in the fair value hierarchy as of March 31, 2022.

Terminated Cash Flow Hedges of Interest

As of March 31, 2022, the Company had $11.1 million recorded in “Accumulated other comprehensive loss”, or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next twelve months, the Company estimates an additional $1.1 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2022	2021
Terminated interest rate swaps	Interest expense	$(279)	$(279)

		Gain (Loss) Recognized in Earnings on Derivative
	Location of Gain (Loss) Recognized	Three months ended March 31,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2022	2021
Preferred stock embedded derivative	Other non-operating (income) expense	$11,896	$(15,108)

8. Shareholders’ Equity of MAA

As of March 31, 2022, 115,337,466 shares of common stock of MAA and 3,202,377 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,539,843 common shares and units. As of March 31, 2021, 114,408,949 shares of common stock of MAA and 4,053,106 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,462,055 common shares and units. Options to purchase 463 shares of MAA’s common stock were outstanding as of March 31, 2022, compared to 963 outstanding options as of March 31, 2021. During the three months ended March 31, 2022 and 2021, MAA issued 350 common shares and 18,882 common shares, respectively, related to the exercise of stock options. These exercises resulted in net proceeds that were negligible during the three months ended March 31, 2022 and $1.5 million during the three months ended March 31, 2021.

Preferred Stock

As of March 31, 2022, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which price is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of March 31, 2022. MAA generally has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances, provided that settlement under each forward sale agreement must occur by February 2, 2023. MAA currently expects to fully physically settle each forward sale agreement with the relevant forward purchaser on one or more dates specified by MAA on or prior to the maturity date of the particular forward sale agreement, in which case MAA expects to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. For the three months ended March 31, 2022, approximately 115 thousand shares from the equity forward sale agreements were dilutive to the Company's diluted earnings per share.

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

During the three months ended March 31, 2022 and 2021, MAA did not sell any shares of common stock under its ATM program. As of March 31, 2022, 4.0 million shares remained issuable under the current ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of March 31, 2022, there were 118,539,843 OP Units outstanding, 115,337,466, or 97.3%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,202,377 OP Units were Class A OP Units owned by Class A limited partners. As of March 31, 2021, there were 118,462,055 OP Units outstanding, 114,408,949, or 96.6%, of which were owned by MAA and 4,053,106 of which were owned by the Class A limited partners.

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

As of March 31, 2022, a total of 3,202,377 Class A OP Units were outstanding and redeemable for 3,202,377 shares of MAA common stock, with an approximate value of $670.7 million, based on the closing price of MAA’s common stock on March 31, 2022 of $209.45 per share. As of March 31, 2021, a total of 4,053,106 Class A OP Units were outstanding and redeemable for 4,053,106 shares of MAA common stock, with an approximate value of $585.1 million, based on the closing price of MAA’s common stock on March 31, 2021 of $144.36 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of March 31, 2022, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of March 31, 2022, 867,846 units of the MAALP Series I preferred units were outstanding. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that generally compensate for the impact of inflation. The Company also has other commitments related to immaterial office and equipment operating leases. As of March 31, 2022, the Company’s operating leases had a weighted average remaining lease term of approximately 32 years and a weighted average discount rate of approximately 4.4%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease obligations recorded on the Condensed Consolidated Balance Sheets as of March 31, 2022 (in thousands):

Operating Leases
2022	$2,184
2023	2,885
2024	2,862
2025	2,872
2026	2,920
Thereafter	59,993
Total minimum lease payments	73,716
Net present value adjustments	(43,819)
Right-of-use lease obligations	$29,897

Legal Proceedings

In June 2016, plaintiffs Cathi Cleven and Tara Cleven, on behalf of a putative class of plaintiffs, filed a complaint against MAA and the Operating Partnership in the United States District Court for the Western District of Texas, Austin Division. In January 2017, Areli Arellano and Joe L. Martinez joined the lawsuit as additional plaintiffs. The lawsuit alleges that the Company (but not Post Properties - see the description of the Brown class action lawsuit below) charged late fees at its Texas properties that violate Section 92.019 of the Texas Property Code, or Section 92.019, which provides that a landlord may not charge a tenant a late fee for failing to pay rent unless, among other things, the fee is a reasonable estimate of uncertain damages to the landlord that are incapable of precise calculation and result from the late payment of rent. The plaintiffs are seeking monetary damages and attorneys’ fees and costs. In September 2018, the District Court certified a class proposed by the plaintiffs. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiffs’ motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiffs’ motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification. In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. In December 2021, the Fifth Circuit Court of Appeals issued its opinion, finding error in the District Court’s analysis of Section 92.019 and remanding the case to the District Court to determine if class certification is appropriate in light of the Fifth Circuit’s determination that Section 92.019 does not require that a landlord engage in a process to arrive at its late fee, so long as the fee is a reasonable estimate at the time of contracting of damages that are incapable of precise calculation. In light of the Fifth Circuit Court of Appeal’s reversal of the District Court’s class certification, in March 2022, the named plaintiffs (on behalf of only themselves) agreed to settle the lawsuit and the case was dismissed by the District Court.

In April 2017, plaintiff Nathaniel Brown, on behalf of a putative class of plaintiffs, filed a complaint against the Operating Partnership, as the successor by merger to Post Properties’ primary operating partnership, and MAA in the United States District Court for the Western District of Texas, Austin Division. The lawsuit alleges that Post Properties (and, following the Post Properties merger in December 2016, the Operating Partnership) charged late fees at its Texas properties that violate Section 92.019. The plaintiffs are seeking monetary damages and attorney’s fees and costs. In September 2018, the District Court certified a class proposed by the plaintiff. Additionally, in September 2018, the District Court denied the Company’s motion for summary judgment and granted the plaintiff’s motion for partial summary judgment. Because the District Court certified a class prior to granting the plaintiff’s motion for partial summary judgment, the District Court’s ruling applies to the entire class. In October 2018, the Fifth Circuit Court of Appeals accepted the Company’s petition to review the District Court’s order granting class certification. In September 2019, the Fifth Circuit Court of Appeals heard the Company’s oral arguments. In December 2021, the Fifth Circuit Court of Appeals issued its opinion, finding error in the District Court’s analysis of Section 92.019 and remanding the case to the District Court to determine if class certification is appropriate in light of the Fifth Circuit’s ruling on the application of Section 92.019 in the Cleven lawsuit, as noted above. In light of the Fifth Circuit Court of Appeal’s reversal of the District Court’s class certification, in March 2022, the named plaintiff (on behalf of only himself) agreed to settle the lawsuit and the case was dismissed by the District Court.

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

As of March 31, 2022 and December 31, 2021, the Company’s accrual for loss contingencies relating to unresolved legal matters was $2.0 million and $5.2 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11. Segment Information

As of March 31, 2022, the Company owned and operated 292 multifamily apartment communities (which does not include development communities under construction) in 15 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Revenues and NOI for each reportable segment for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Revenues:
Same Store
Rental revenues	$451,716	$402,194
Other property revenues	2,761	2,952
Total Same Store revenues	454,477	405,146
Non-Same Store and Other
Rental revenues	21,399	19,587
Other property revenues	202	272
Total Non-Same Store and Other revenues	21,601	19,859
Total rental and other property revenues	$476,078	$425,005
Net Operating Income:
Same Store NOI	$294,642	$251,940
Non-Same Store and Other NOI	12,016	10,597
Total NOI	306,658	262,537
Depreciation and amortization	(133,738)	(131,503)
Property management expenses	(16,537)	(12,939)
General and administrative expenses	(16,323)	(12,979)
Interest expense	(39,121)	(39,672)
Loss on sale of depreciable real estate assets	(1)	—
Gain on sale of non-depreciable real estate assets	23	—
Other non-operating income (expense)	10,795	(15,913)
Income tax benefit (expense)	1,442	(999)
Income from real estate joint venture	379	332
Net income attributable to noncontrolling interests	(2,775)	(1,671)
Dividends to MAA Series I preferred shareholders	(922)	(922)
Net income available for MAA common shareholders	$109,880	$46,271

Assets for each reportable segment as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Same Store	$9,842,471	$9,907,740
Non-Same Store and Other	1,138,477	1,106,039
Corporate assets	218,127	271,403
Total assets	$11,199,075	$11,285,182

12. Real Estate Acquisition and Disposition

The following table reflects the Company’s acquisition activity for the three months ended March 31, 2022:

Land Acquisition	Market	Acres	Date Acquired
MAA Florida Street Station	Denver, CO	4	March 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.3% interest as of March 31, 2022. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of March 31, 2022, we owned and operated 292 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had five development communities under construction. In addition, as of March 31, 2022, 33 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of March 31, 2022.

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

Note Regarding Forward-Looking Statements

This and other sections of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements regarding the potential impact of the ongoing COVID-19 pandemic on our business, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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
•
impact of reputational harm caused by negative press or social media postings of our actions or policies, whether or not warranted;
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

Overview of the Three Months Ended March 31, 2022

For the three months ended March 31, 2022, net income available for MAA common shareholders was $109.9 million as compared to $46.3 million for the three months ended March 31, 2021. Results for the three months ended March 31, 2022 included $11.9 million of non-cash income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. Results for the three months ended March 31, 2021 included $15.1 million of non-cash expense related to the embedded derivative in the MAA Series I preferred shares. Revenues for the three months ended March 31, 2022 increased 12.0% as compared to the three months ended March 31, 2021, driven by a 12.2% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2022 increased by 4.3% as compared to the three months ended March 31, 2021, driven by a 4.3% increase in our Same Store segment. The drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended March 31, 2022, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit in our Same Store segment continued to increase from the prior year, up 12.4% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

In addition, for the three months ended March 31, 2022, average physical occupancy for our Same Store segment was 95.9%, as compared to 95.7% for the three months ended March 31, 2021. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points primarily in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will perform well in “up” cycles as well as better weather “down” cycles. Through our investment in 36 defined markets, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent price points.

While the United States economy continues to recover from the effects of the COVID-19 pandemic, demand for apartments during the first quarter of 2022 was very strong, as evidenced by the accelerating rent growth we achieved. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration. While our rent growth and rent collection trends in the first quarter of 2022 were strong, we continue to monitor pressures surrounding supply chain challenges and inflation trends. A worsening of the current environment could contribute to uncertain rent collections going forward and suppress demand for apartments and would likely drive rent growth on new leases and renewals lower than what we achieved in the three months ended March 31, 2022. Current elevated supply levels could further affect rent growth for our portfolio though we expect the demand side to continue to be more impactful in the short term. Supply chain and inflationary pressures would likely drive higher operating expenses, particularly in personnel and repairs and maintenance.

Access to the financial markets remains strong, particularly for high-credit rated borrowers. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance maturing debt in the future. Additionally, rising interest rates could negatively impact our borrowing costs for any variable rate borrowings or refinancing activity.

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

For the three months ended March 31, 2022, we achieved net income available for MAA common shareholders of $109.9 million, a 137.5% increase as compared to the three months ended March 31, 2021, and total revenue growth of $51.1 million, representing a 12.0% increase in property revenues as compared to the three months ended March 31, 2021. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Property Revenues

The following table reflects our property revenues by segment for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three months ended March 31,
	2022	2021	Increase	% Increase
Same Store	$454,477	$405,146	$49,331	12.2%
Non-Same Store and Other	21,601	19,859	1,742	8.8%
Total	$476,078	$425,005	$51,073	12.0%

The increase in property revenues for our Same Store segment for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was the primary driver of total property revenue growth. The Same Store segment generated a 12.2% increase in revenues for the three months ended March 31, 2022, primarily the result of average effective rent per unit growth of 12.4% as compared to the three months ended March 31, 2021. The increase in property revenues from the Non-Same Store and Other segment for the three months ended March 31, 2022 as compared to three months ended March 31, 2021 was primarily the result of increased revenues from recently completed development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three months ended March 31,
	2022	2021	Increase	% Increase
Same Store	$159,835	$153,206	$6,629	4.3%
Non-Same Store and Other	9,585	9,262	323	3.5%
Total	$169,420	$162,468	$6,952	4.3%

The increase in property operating expenses for our Same Store segment for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by increases in personnel expense of $1.8 million, building repairs and maintenance of $1.5 million, office operations expense of $1.3 million, utilities expense of $0.9 million and insurance expense of $0.8 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2022 was $133.7 million, an increase of $2.2 million as compared to the three months ended March 31, 2021. The increase was primarily driven by the recognition of depreciation expense associated with our development and capital spend activities completed after March 31, 2021 in the normal course of business through March 31, 2022.

Other Income and Expenses

Property management expenses for the three months ended March 31, 2022 were $16.5 million, an increase of $3.6 million as compared to the three months ended March 31, 2021. General and administrative expenses for the three months ended March 31, 2022 were $16.3 million, an increase of $3.3 million as compared to the three months ended March 31, 2021.

Interest expense for the three months ended March 31, 2022 was $39.1 million, a decrease of $0.6 million as compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease in our effective interest rate as well as a decrease in our average daily borrowings outstanding during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Other non-operating (income) expense for the three months ended March 31, 2022 was $10.8 million of income as compared to $15.9 million of expense for the three months ended March 31, 2021, an increase of $26.7 million. The $10.8 million in income for the three months ended March 31, 2022 was driven by $11.9 million of non-cash income related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $7.6 million in casualty gains from winter storm Uri, partially offset by the recognition of $10.2 million of non-cash expense from investments. The $15.9 million of expense for the three months ended March 31, 2021 was driven by $15.1 million of non-cash expense related to the fair value adjustment of the embedded derivative and $2.1 million in casualty losses, partially offset by the recognition of $1.6 million of non-cash income from investments.

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

FFO should not be considered as an alternative to net income available for MAA common shareholders, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Investment Trusts’, or NAREIT’s, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares, gain or loss on sale of non-depreciable assets, gain or loss on investments, net casualty gain or loss, gain or loss on debt extinguishment, legal costs and settlements, net, COVID-19 related costs and mark-to-market debt adjustments. While our definition of Core FFO may be similar to others in the industry, our methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income available for MAA common shareholders, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. We believe that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the three months ended March 31, 2022 and 2021, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,
	2022	2021
Net income available for MAA common shareholders	$109,880	$46,271
Depreciation and amortization of real estate assets	132,010	129,752
Loss on sale of depreciable real estate assets	1	—
Depreciation and amortization of real estate assets of real estate joint venture	154	155
Net income attributable to noncontrolling interests	2,775	1,671
FFO attributable to the Company	244,820	177,849
(Gain) loss from embedded derivative in preferred shares(1)	(11,896)	15,108
Gain on sale of non-depreciable real estate assets	(23)	—
Loss (gain) on investments, net of tax(1)(2)	8,077	(1,284)
Net casualty (gain) loss and other settlement proceeds(3)	(7,712)	2,355
Loss on debt extinguishment(1)	—	37
Legal costs and settlements, net(1)	537	(16)
COVID-19 related costs(1)	337	310
Mark-to-market debt adjustments(4)	36	83
Core FFO	$234,176	$194,442
(1)
Included in “Other non-operating (income) expense” in the Condensed Consolidated Statements of Operations.
(2)
For the three months ended March 31, 2022 and 2021, loss (gain) on investments are presented net of tax benefit of $2.2 million and net of tax expense of $0.3 million, respectively.
(3)
For the three months ended March 31, 2022, we recognized a gain of $7.6 million from the receipt of insurance proceeds that exceeded our casualty losses related to winter storm Uri. The gain is reflected in “Other non-operating (income) expense” in the Consolidated Statements of Operations. For the three months ended March 31, 2021, we incurred $16.9 million in casualty losses related to winter storm Uri (primarily building repairs, landscaping and asset write-offs). The majority of the casualty losses have been reimbursed through insurance coverage. A receivable was recognized in “Other non-operating (income) expense” for the recorded losses that we expected to recover. Additional costs related to the storm that were not expected to be recovered through insurance coverage, along with other unrelated casualty losses and recoveries, are also reflected in this adjustment. The adjustment is primarily included in “Other non-operating (income) expense” in the Condensed Consolidated Statements of Operations.
(4)
Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO for the three months ended March 31, 2022 was $234.2 million, an increase of $39.7 million as compared to the three months ended March 31, 2021, primarily as a result of an increase in property revenues of $51.1 million partially offset by increases in property operating expenses, excluding depreciation and amortization, of $7.0 million, property management expenses of $3.6 million and general and administrative expenses of $3.3 million.

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

As of March 31, 2022, we had $1.0 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $179.6 million for the three months ended March 31, 2022 as compared to $148.1 million for the three months ended March 31, 2021. The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $83.5 million for the three months ended March 31, 2022 as compared to $112.5 million for the three months ended March 31, 2021. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the three months ended March 31,		(Decrease) Increase
	2022	2021	in Net Cash
Purchases of real estate and other assets	$(5,232)	$—	$(5,232)
Capital improvements and other	(38,212)	(49,220)	11,008
Development costs	(42,780)	(64,291)	21,511
Contributions to affiliates	(7,500)	—	(7,500)
Proceeds from real estate asset dispositions and insurance recoveries	10,097	898	9,199

The increase in cash outflows for purchases of real estate and other assets was driven by acquisition activity during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in cash outflows for capital improvements and other was primarily driven by decreased redevelopment capital spend during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in cash outflows for development costs was primarily driven by decreased development spend during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in cash outflows for contributions to affiliates was driven by an initial investment in a technology-focused limited partnership during the three months ended March 31, 2022, while no limited partnership contributions were made during the three months ended March 31, 2021. The increase in cash inflows from proceeds from real estate asset dispositions and insurance recoveries was driven by insurance reimbursements received for casualty claims related to winter storm Uri during the three months ended March 31, 2022.

Cash Flows from Financing Activities

Net cash used in financing activities was $154.1 million for the three months ended March 31, 2022 as compared to $27.9 million for the three months ended March 31, 2021. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the three months ended March 31,		(Decrease) Increase
	2022	2021	in Net Cash
Net change in commercial paper	$20,000	$213,000	(193,000)
Principal payments on notes payable	(343)	(119,154)	118,811
Dividends paid on common shares	(125,432)	(117,242)	(8,190)
Acquisition of noncontrolling interests	(43,070)	—	(43,070)

The decrease in cash inflows related to the net change in commercial paper resulted from the increase in net borrowings of $20.0 million on our commercial paper program during the three months ended March 31, 2022, as compared to the increase in net borrowings of $213.0 million on our commercial paper program during the three months ended March 31, 2021. The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of $118.6 million of property mortgages during the three months ended March 31, 2021. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $1.0875 per share during the three months ended March 31, 2022, as compared to the dividend rate of $1.0250 per share during the three months ended March 31, 2021. The increase in cash outflows from the acquisition of noncontrolling interests resulted from the acquisition of the noncontrolling interest of a consolidated real estate entity for $43.1 million during the three months ended March 31, 2022.

Debt

The following schedule reflects our debt outstanding as of March 31, 2022 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$4,175,000	6.9	3.3%
Variable rate commercial paper	20,000	0.1	0.6%
Debt issuance costs, discounts, premiums and fair market value adjustments	(22,487)
Total unsecured debt	$4,172,513	6.9	3.3%
Secured debt
Fixed rate property mortgages	$368,212	26.5	4.4%
Debt issuance costs	(3,220)
Total secured debt	$364,992	26.5	4.4%
Total outstanding debt	$4,537,505	8.4	3.4%
Total fixed rate debt	$4,517,505	8.5	3.4%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of March 31, 2022 (dollars in thousands):

	Commercial Paper & Revolving Credit Facility ⁽¹⁾ ⁽²⁾	Public Bonds	Secured	Total
2022	$20,000	$124,874	$—	$144,874
2023	—	349,003	—	349,003
2024	—	398,229	—	398,229
2025	—	397,193	5,071	402,264
2026	—	296,623	—	296,623
2027	—	595,958	—	595,958
2028	—	396,239	—	396,239
2029	—	560,082	—	560,082
2030	—	297,282	—	297,282
2031	—	444,489		444,489
Thereafter	—	292,541	359,921	652,462
Total	$20,000	$4,152,513	$364,992	$4,537,505
(1)
The $20.0 million maturing in 2022 reflects the principal outstanding under MAALP’s unsecured commercial paper program as of March 31, 2022. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $500.0 million. For the three months ended March 31, 2022, average daily borrowings outstanding under the commercial paper program were $13.8 million.
(2)
There were no borrowings outstanding under MAALP’s $1.0 billion unsecured revolving credit facility as of March 31, 2022. The unsecured revolving credit facility has a maturity date of May 2023 plus two six-month extensions.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of March 31, 2022 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2022	$124,874	3.3%
2023	349,003	4.2%
2024	398,229	4.0%
2025	402,264	4.2%
2026	296,623	1.2%
2027	595,958	3.7%
2028	396,239	4.2%
2029	560,082	3.7%
2030	297,282	3.1%
2031	444,489	1.8%
Thereafter	652,462	3.8%
Total	$4,517,505	3.4%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP has entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks led by Wells Fargo Bank, National Association, and fourteen other banks, which we refer to as the Credit Facility. The Credit Facility includes an expansion option up to $1.5 billion. The Credit Facility bears an interest rate of LIBOR plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The Credit Facility matures in May 2023 with an option to extend for two additional six-month periods. As of March 31, 2022, there was no outstanding balance under the Credit Facility, while $4.0 million of capacity was used to support outstanding letters of credit. The Credit Facility serves as our primary source of short-term liquidity.

Certain tenors of the USD LIBOR (one-week and two-month) ceased publication as of December 31, 2021, and all remaining tenors of the USD LIBOR (one, three, six and 12-month) will cease to be published after June 30, 2023. Currently, our exposure to the phase-out of LIBOR is limited to the Credit Facility. The terms of the Credit Facility allow for the transition to an alternate benchmark interest rate, including Secured Overnight Financing Rate, to replace any outstanding USD LIBOR borrowings at the time USD LIBOR is no longer published.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of March 31, 2022, there was $20.0 million outstanding under the commercial paper program.

Unsecured Senior Notes

As of March 31, 2022, we had $4.2 billion of publicly issued unsecured senior notes outstanding.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of March 31, 2022, we had $368.2 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of March 31, 2022, MAA owned 115,337,466 OP Units, comprising a 97.3% limited partnership interest in MAALP, while the remaining 3,202,377 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,202,377 shares of its common stock that, as of March 31, 2022, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of March 31, 2022. Subject to certain conditions, we generally have the right to elect cash or net share settlement under the forward sale agreements, although we expect to settle the forward sale agreements entirely by the full physical delivery of shares of MAA’s common stock in exchange for cash proceeds. We intend to use any cash proceeds upon settlement of the forward sale agreements to fund our development and redevelopment activities, among other potential uses.

In November 2021, the Company entered into an equity distribution agreement to establish a new ATM program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three months ended March 31, 2022 and 2021, MAA did not sell any shares of common stock under its ATM program. As of March 31, 2022, there were 4.0 million shares remaining under the current ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of March 31, 2022, we had $126.1 million in debt obligations maturing in the year ending December 31, 2022 as well as interest payments on fixed rate debt obligations of $126.9 million. As of March 31, 2022, we also had obligations to make additional capital contributions to three technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of March 31, 2022, we had committed to make additional capital contributions totaling up to $33.5 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but we expect to incur in the ordinary course of our business.

As of March 31, 2022, we had five development communities under construction totaling 1,759 apartment units once complete. Total expected costs for the five development projects are $444.0 million, of which $192.8 million had been incurred through March 31, 2022. We expect to have additional development projects in the future. In addition, our property development and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2022, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2021.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. The current annual dividend rate is $4.35 per common share. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

For information regarding our material cash requirements as of December 31, 2021, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, for discussions of our critical accounting estimates. During the three months ended March 31, 2022, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of March 31, 2022, 15.5% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of March 31, 2022, 99.6% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As disclosed in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 10 relating to legal proceedings is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
January 1, 2022 - January 31, 2022	14,502	$218.07	—	4,000,000
February 1, 2022 - February 28, 2022	—	$—	—	4,000,000
March 1, 2022 - March 31, 2022	—	$—	—	4,000,000
Total	14,502		—	4,000,000
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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	April 28, 2022	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	April 28, 2022		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)