Form 10-Q
period 2022-06-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2022-07-28
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	July 25, 2022
Common Stock, $0.01 par value	115,438,832

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2022 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.3% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2022, MAA owned 115,438,832 OP Units (97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets
Real estate assets:
Land	$1,971,660	$1,977,813
Buildings and improvements and other	12,613,378	12,454,439
Development and capital improvements in progress	267,691	247,970
	14,852,729	14,680,222
Less: Accumulated depreciation	(4,089,694)	(3,848,161)
	10,763,035	10,832,061
Undeveloped land	41,298	24,015
Investment in real estate joint venture	42,476	42,827
Real estate assets, net	10,846,809	10,898,903

Cash and cash equivalents	60,568	54,302
Restricted cash	161,134	76,296
Other assets	211,890	255,681
Total assets	$11,280,401	$11,285,182

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,153,650	$4,151,375
Secured notes payable	364,664	365,315
Accrued expenses and other liabilities	571,568	584,400
Total liabilities	5,089,882	5,101,090

Redeemable common stock	22,403	30,185

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 115,438,832 and 115,336,876 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	1,152	1,151
Additional paid-in capital	7,191,920	7,230,956
Accumulated distributions in excess of net income	(1,199,216)	(1,255,807)
Accumulated other comprehensive loss	(10,591)	(11,132)
Total MAA shareholders’ equity	5,983,274	5,965,177
Noncontrolling interests - OP Units	165,062	165,116
Total Company’s shareholders’ equity	6,148,336	6,130,293
Noncontrolling interests - consolidated real estate entities	19,780	23,614
Total equity	6,168,116	6,153,907
Total liabilities and equity	$11,280,401	$11,285,182
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 are 132,944 and 131,559, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and other property revenues	$495,040	$436,927	$971,118	$861,932
Expenses:
Operating expenses, excluding real estate taxes and insurance	110,007	101,751	211,124	197,712
Real estate taxes and insurance	71,670	67,010	139,973	133,517
Depreciation and amortization	134,144	131,824	267,882	263,327
Total property operating expenses	315,821	300,585	618,979	594,556
Property management expenses	15,630	13,752	32,167	26,691
General and administrative expenses	15,580	13,114	31,903	26,093
Interest expense	38,905	38,867	78,026	78,539
Gain on sale of depreciable real estate assets	(131,965)	(134,828)	(131,964)	(134,828)
Gain on sale of non-depreciable real estate assets	(355)	(32)	(378)	(32)
Other non-operating expense (income)	28,325	(20,126)	17,530	(4,213)
Income before income tax benefit (expense)	213,099	225,595	324,855	275,126
Income tax benefit (expense)	3,052	(2,045)	4,494	(3,044)
Income from continuing operations before real estate joint venture activity	216,151	223,550	329,349	272,082
Income from real estate joint venture	409	325	788	657
Net income	216,560	223,875	330,137	272,739
Net income attributable to noncontrolling interests	5,858	7,397	8,633	9,068
Net income available for shareholders	210,702	216,478	321,504	263,671
Dividends to MAA Series I preferred shareholders	922	922	1,844	1,844
Net income available for MAA common shareholders	$209,780	$215,556	$319,660	$261,827

Earnings per common share - basic:
Net income available for MAA common shareholders	$1.82	$1.88	$2.77	$2.29

Earnings per common share - diluted:
Net income available for MAA common shareholders	$1.82	$1.88	$2.76	$2.28

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$216,560	$223,875	$330,137	$272,739
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	277	278	556	557
Total comprehensive income	216,837	224,153	330,693	273,296
Less: Comprehensive income attributable to noncontrolling interests	(5,866)	(7,448)	(8,648)	(9,129)
Comprehensive income attributable to MAA	$210,971	$216,705	$322,045	$264,167

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2022	2021
Net income	$330,137	$272,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,389	263,912
Gain on sale of depreciable real estate assets	(131,964)	(134,828)
Gain on sale of non-depreciable real estate assets	(378)	(32)
Loss on embedded derivative in preferred shares	9,939	1,940
Stock compensation expense	10,740	9,212
Amortization of debt issuance costs, discounts and premiums	3,018	2,674
Loss (gain) on investments	31,093	(7,901)
Net change in operating accounts and other operating activities	(57,067)	(10,398)
Net cash provided by operating activities	463,907	397,318

Cash flows from investing activities:
Purchases of real estate and other assets	(17,238)	(46,028)
Capital improvements and other	(132,849)	(127,932)
Development costs	(84,636)	(119,612)
Distributions from real estate joint venture	352	392
Contributions to affiliates	(9,300)	(1,114)
Proceeds from real estate asset dispositions	165,201	158,136
Proceeds from insurance recoveries	20,675	3,620
Net cash used in investing activities	(57,795)	(132,538)

Cash flows from financing activities:
Net proceeds from commercial paper	—	108,000
Principal payments on notes payable	(691)	(119,481)
Distributions to noncontrolling interests	(6,965)	(8,302)
Dividends paid on common shares	(250,960)	(234,591)
Dividends paid on preferred shares	(1,844)	(1,844)
Acquisition of noncontrolling interests	(43,070)	—
Net change in other financing activities	(11,478)	(1,173)
Net cash used in financing activities	(315,008)	(257,391)

Net increase in cash, cash equivalents and restricted cash	91,104	7,389
Cash, cash equivalents and restricted cash, beginning of period	130,598	35,615
Cash, cash equivalents and restricted cash, end of period	$221,702	$43,004

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$60,568	$31,881
Restricted cash	161,134	11,123
Total cash, cash equivalents and restricted cash	$221,702	$43,004

Supplemental information:
Interest paid	$79,201	$81,122
Income taxes paid	2,635	2,474
Non-cash transactions:
Conversion of OP Units to shares of common stock	$193	$22,164
Accrued construction in progress	31,803	30,771
Interest capitalized	3,893	5,333

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30, 2022	December 31, 2021
Assets
Real estate assets:
Land	$1,971,660	$1,977,813
Buildings and improvements and other	12,613,378	12,454,439
Development and capital improvements in progress	267,691	247,970
	14,852,729	14,680,222
Less: Accumulated depreciation	(4,089,694)	(3,848,161)
	10,763,035	10,832,061
Undeveloped land	41,298	24,015
Investment in real estate joint venture	42,476	42,827
Real estate assets, net	10,846,809	10,898,903

Cash and cash equivalents	60,568	54,302
Restricted cash	161,134	76,296
Other assets	211,890	255,681
Total assets	$11,280,401	$11,285,182

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,153,650	$4,151,375
Secured notes payable	364,664	365,315
Accrued expenses and other liabilities	571,568	584,400
Due to general partner	19	19
Total liabilities	5,089,901	5,101,109

Redeemable common units	22,403	30,185

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of June 30, 2022 and December 31, 2021, respectively	66,840	66,840
General partner, 115,438,832 and 115,336,876 OP Units outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	5,927,241	5,909,700
Limited partners, 3,202,377 and 3,206,118 OP Units outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	165,062	165,116
Accumulated other comprehensive loss	(10,826)	(11,382)
Total operating partners’ capital	6,148,317	6,130,274
Noncontrolling interests - consolidated real estate entities	19,780	23,614
Total equity	6,168,097	6,153,888
Total liabilities and equity	$11,280,401	$11,285,182

(1) Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 are 132,944 and 131,559, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and other property revenues	$495,040	$436,927	$971,118	$861,932
Expenses:
Operating expenses, excluding real estate taxes and insurance	110,007	101,751	211,124	197,712
Real estate taxes and insurance	71,670	67,010	139,973	133,517
Depreciation and amortization	134,144	131,824	267,882	263,327
Total property operating expenses	315,821	300,585	618,979	594,556
Property management expenses	15,630	13,752	32,167	26,691
General and administrative expenses	15,580	13,114	31,903	26,093
Interest expense	38,905	38,867	78,026	78,539
Gain on sale of depreciable real estate assets	(131,965)	(134,828)	(131,964)	(134,828)
Gain on sale of non-depreciable real estate assets	(355)	(32)	(378)	(32)
Other non-operating expense (income)	28,325	(20,126)	17,530	(4,213)
Income before income tax benefit (expense)	213,099	225,595	324,855	275,126
Income tax benefit (expense)	3,052	(2,045)	4,494	(3,044)
Income from continuing operations before real estate joint venture activity	216,151	223,550	329,349	272,082
Income from real estate joint venture	409	325	788	657
Net income	216,560	223,875	330,137	272,739
Net loss attributable to noncontrolling interests	—	—	(293)	—
Net income available for MAALP unitholders	216,560	223,875	330,430	272,739
Distributions to MAALP preferred unitholders	922	922	1,844	1,844
Net income available for MAALP common unitholders	$215,638	$222,953	$328,586	$270,895

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$1.82	$1.88	$2.77	$2.29

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$1.82	$1.88	$2.76	$2.28

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$216,560	$223,875	$330,137	$272,739
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	277	278	556	557
Total comprehensive income	216,837	224,153	330,693	273,296
Add: Comprehensive loss attributable to noncontrolling interests	—	—	293	—
Comprehensive income attributable to MAALP	$216,837	$224,153	$330,986	$273,296

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2022	2021
Net income	$330,137	$272,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,389	263,912
Gain on sale of depreciable real estate assets	(131,964)	(134,828)
Gain on sale of non-depreciable real estate assets	(378)	(32)
Loss on embedded derivative in preferred shares	9,939	1,940
Stock compensation expense	10,740	9,212
Amortization of debt issuance costs, discounts and premiums	3,018	2,674
Loss (gain) on investments	31,093	(7,901)
Net change in operating accounts and other operating activities	(57,067)	(10,398)
Net cash provided by operating activities	463,907	397,318

Cash flows from investing activities:
Purchases of real estate and other assets	(17,238)	(46,028)
Capital improvements and other	(132,849)	(127,932)
Development costs	(84,636)	(119,612)
Distributions from real estate joint venture	352	392
Contributions to affiliates	(9,300)	(1,114)
Proceeds from real estate asset dispositions	165,201	158,136
Proceeds from insurance recoveries	20,675	3,620
Net cash used in investing activities	(57,795)	(132,538)

Cash flows from financing activities:
Net proceeds from commercial paper	—	108,000
Principal payments on notes payable	(691)	(119,481)
Distributions paid on common units	(257,925)	(242,893)
Distributions paid on preferred units	(1,844)	(1,844)
Acquisition of noncontrolling interests	(43,070)	—
Net change in other financing activities	(11,478)	(1,173)
Net cash used in financing activities	(315,008)	(257,391)

Net increase in cash, cash equivalents and restricted cash	91,104	7,389
Cash, cash equivalents and restricted cash, beginning of period	130,598	35,615
Cash, cash equivalents and restricted cash, end of period	$221,702	$43,004
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$60,568	$31,881
Restricted cash	161,134	11,123
Total cash, cash equivalents and restricted cash	$221,702	$43,004

Supplemental information:
Interest paid	$79,201	$81,122
Income taxes paid	2,635	2,474
Non-cash transactions:
Accrued construction in progress	$31,803	$30,771
Interest capitalized	3,893	5,333

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

As of June 30, 2022, MAA owned 115,438,832 OP Units (or 97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of June 30, 2022, the Company owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of June 30, 2022, the Company also had five development communities under construction totaling 1,759 apartment units once complete. Total expected costs for the five development projects are $444.0 million, of which $230.4 million had been incurred through June 30, 2022. The Company expects to complete one of these developments in 2022, three developments in 2023, and one development in 2024. As of June 30, 2022, 33 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of June 30, 2022.

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

Noncontrolling Interests

As of June 30, 2022, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s four consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of June 30, 2022, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $218.5 million, and consolidated liabilities were $14.7 million. As of December 31, 2021, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $252.8 million, and consolidated liabilities were $15.9 million. During the six months ended June 30, 2022, the Company paid $43.1 million to acquire the noncontrolling interest of one consolidated real estate entity.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and three technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $42.5 million and $42.8 million as of June 30, 2022 and December 31, 2021, respectively.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of June 30, 2022 and December 31, 2021, the Company’s investments in the limited partnerships were $44.6 million and $79.4 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. The decrease in the Company’s investment in the limited partnerships was driven by the recognition of unrealized losses, which were primarily a result of a decrease in the valuation of an underlying investment that recently became publicly traded.

As of June 30, 2022, the Company was committed to make additional capital contributions totaling $31.7 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

During the six months ended June 30, 2022, two of the technology-focused limited partnerships that are accounted for as unconsolidated affiliates distributed publicly traded marketable equity securities to the Company and the other limited partners. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities, with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2022, the Company’s investment in the marketable equity securities was $9.8 million.

Revenue Recognition

The Company primarily leases multifamily residential apartments to residents under operating leases generally due on a monthly basis with terms of approximately one year or less. Rental revenues are recognized in accordance with ASC Topic 842, Leases, using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to residents, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term. Rental revenues represent approximately 94% of the Company’s total revenues and include gross rents charged less adjustments for concessions and bad debt. Approximately 5% of the Company’s total revenues represent non-lease reimbursable property revenues from its residents for utility reimbursements, which are generally recognized and due on a monthly basis as residents obtain control of the service over the term of the lease. The remaining 1% of the Company’s total revenues represents other non-lease property revenues primarily driven by nonrefundable fees and commissions which are recognized when earned.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of June 30, 2022 and December 31, 2021, right-of-use assets recorded within “Other assets” totaled $45.9 million and $47.0 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $29.5 million and $30.3 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the three and six months ended June 30, 2022 and 2021 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2022 and 2021 was also immaterial. See Note 10 for additional disclosures regarding leases.

Fair Value Measurements

The Company applies the guidance in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets and to its valuation and disclosure of the fair value of financial instruments, which primarily consists of marketable equity securities, indebtedness and derivative instruments. Fair value disclosures required under ASC Topic 820 as well as the Company’s derivative accounting policies are summarized in Note 7 utilizing the following hierarchy:

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

For the three and six months ended June 30, 2022 and 2021, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Calculation of Earnings per common share - basic
Net income	$216,560	$223,875	$330,137	$272,739
Net income attributable to noncontrolling interests	(5,858)	(7,397)	(8,633)	(9,068)
Unvested restricted shares (allocation of earnings)	(149)	(234)	(228)	(294)
Preferred dividends	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$209,631	$215,322	$319,432	$261,533

Weighted average common shares - basic	115,353	114,494	115,306	114,379
Earnings per common share - basic	$1.82	$1.88	$2.77	$2.29

Calculation of Earnings per common share - diluted
Net income	$216,560	$223,875	$330,137	$272,739
Net income attributable to noncontrolling interests (1)	(5,858)	(7,397)	(8,633)	(9,068)
Preferred dividends	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$209,780	$215,556	$319,660	$261,827

Weighted average common shares - basic	115,353	114,494	115,306	114,379
Effect of dilutive securities	203	318	336	311
Weighted average common shares - diluted	115,556	114,812	115,642	114,690
Earnings per common share - diluted	$1.82	$1.88	$2.76	$2.28
(1)
For the three and six months ended June 30, 2022, 3.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive. For the three and six months ended June 30, 2021, 3.9 million OP Units and 4.0 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and six months ended June 30, 2022 and 2021, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Calculation of Earnings per common unit - basic
Net income	$216,560	$223,875	$330,137	$272,739
Net loss attributable to noncontrolling interests	—	—	293	—
Unvested restricted units (allocation of earnings)	(149)	(234)	(228)	(294)
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$215,489	$222,719	$328,358	$270,601

Weighted average common units - basic	118,555	118,411	118,509	118,365
Earnings per common unit - basic	$1.82	$1.88	$2.77	$2.29

Calculation of Earnings per common unit - diluted
Net income	$216,560	$223,875	$330,137	$272,739
Net loss attributable to noncontrolling interests	—	—	293	—
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$215,638	$222,953	$328,586	$270,895

Weighted average common units - basic	118,555	118,411	118,509	118,365
Effect of dilutive securities	203	318	336	311
Weighted average common units - diluted	118,758	118,729	118,845	118,676
Earnings per common unit - diluted	$1.82	$1.88	$2.76	$2.28

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2022	$9	$1,151	$7,198,474	$(1,268,827)	$(10,860)	$163,566	$19,849	$6,103,362
Net income	—	—	—	210,702	—	5,858	—	216,560
Other comprehensive income - derivative instruments	—	—	—	—	269	8	—	277
Issuance and registration of common shares	—	1	(454)	—	—	—	—	(453)
Shares repurchased and retired	—	—	(10,869)	—	—	—	—	(10,869)
Redeemable stock fair market value adjustment	—	—	—	4,227	—	—	—	4,227
Adjustment for noncontrolling interests in Operating Partnership	—	—	368	—	—	(368)	—	—
Amortization of unearned compensation	—	—	4,401	—	—	—	—	4,401
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.2500 per share)	—	—	—	(144,396)	—	—	—	(144,396)
Dividends on noncontrolling interests units ($1.2500 per share)	—	—	—	—	—	(4,002)	—	(4,002)
Distribution to noncontrolling interest	—	—	—	—	—	—	(69)	(69)
EQUITY BALANCE JUNE 30, 2022	$9	$1,152	$7,191,920	$(1,199,216)	$(10,591)	$165,062	$19,780	$6,168,116

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2021	$9	$1,142	$7,182,771	$(1,367,347)	$(11,859)	$204,336	$10,481	$6,019,533
Net income	—	—	—	216,478	—	7,397	—	223,875
Other comprehensive income - derivative instruments	—	—	—	—	227	51	—	278
Issuance and registration of common shares	—	1	(468)	—	—	—	—	(467)
Shares repurchased and retired	—	—	(7,313)	—	—	—	—	(7,313)
Shares issued in exchange for common units	—	4	21,928	—	—	(21,932)	—	—
Redeemable stock fair market value adjustment	—	—	—	(3,031)	—	—	—	(3,031)
Adjustment for noncontrolling interests in Operating Partnership	—	—	816	—	—	(816)	—	—
Amortization of unearned compensation	—	—	4,151	—	—	—	—	4,151
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.0250 per share)	—	—	—	(117,872)	—	—	—	(117,872)
Dividends on noncontrolling interests units ($1.0250 per share)	—	—	—	—	—	(3,696)	—	(3,696)
Contribution from noncontrolling interest	—	—	—	—	—	—	6,131	6,131
EQUITY BALANCE JUNE 30, 2021	$9	$1,147	$7,201,885	$(1,272,694)	$(11,632)	$185,340	$16,612	$6,120,667

Changes in MAA’s total equity and its components for the six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2021	$9	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907
Net income (loss)	—	—	—	321,504	—	8,926	(293)	330,137
Other comprehensive income - derivative instruments	—	—	—	—	541	15	—	556
Issuance and registration of common shares	—	1	(433)	—	—	—	—	(432)
Shares repurchased and retired	—	—	(14,031)	—	—	—	—	(14,031)
Exercise of stock options	—	—	28	—	—	—	—	28
Shares issued in exchange for common units	—	—	193	—	—	(193)	—	—
Redeemable stock fair market value adjustment	—	—	—	6,760	—	—	—	6,760
Adjustment for noncontrolling interests in Operating Partnership	—	—	1,321	—	—	(1,321)	—	—
Amortization of unearned compensation	—	—	11,329	—	—	—	—	11,329
Dividends on preferred stock	—	—		(1,844)	—	—	—	(1,844)
Dividends on common stock ($2.3375 per share)	—	—	—	(269,829)	—	—	—	(269,829)
Dividends on noncontrolling interests units ($2.3375 per share)	—	—	—	—	—	(7,481)	—	(7,481)
Acquisition of noncontrolling interest	—	—	(37,443)	—	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,086	2,086
EQUITY BALANCE JUNE 30, 2022	$9	$1,152	$7,191,920	$(1,199,216)	$(10,591)	$165,062	$19,780	$6,168,116

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2020	$9	$1,141	$7,176,793	$(1,294,182)	$(12,128)	$206,927	$9,848	$6,088,408
Net income	—	—	—	263,671	—	9,068	—	272,739
Other comprehensive income - derivative instruments	—	—	—	—	496	61	—	557
Issuance and registration of common shares	—	2	(335)	—	—	—	—	(333)
Shares repurchased and retired	—	—	(9,043)	—	—	—	—	(9,043)
Exercise of stock options	—	—	1,466	—	—	—	—	1,466
Shares issued in exchange for common units	—	4	22,160	—	—	(22,164)	—	—
Redeemable stock fair market value adjustment	—	—	—	(5,189)	—	—	—	(5,189)
Adjustment for noncontrolling interests in Operating Partnership	—	—	700	—	—	(700)	—	—
Amortization of unearned compensation	—	—	10,144	—	—	—	—	10,144
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($2.0500 per share)	—	—	—	(235,150)	—	—	—	(235,150)
Dividends on noncontrolling interests units ($2.0500 per share)	—	—	—	—	—	(7,852)	—	(7,852)
Contribution from noncontrolling interest	—	—	—	—	—	—	6,764	6,764
EQUITY BALANCE JUNE 30, 2021	$9	$1,147	$7,201,885	$(1,272,694)	$(11,632)	$185,340	$16,612	$6,120,667

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2022	$66,840	$5,864,191	$163,566	$(11,103)	$19,849	$6,103,343
Net income	922	209,780	5,858	—	—	216,560
Other comprehensive income - derivative instruments	—	—	—	277	—	277
Issuance of units	—	(453)	—	—	—	(453)
Units repurchased and retired	—	(10,869)	—	—	—	(10,869)
Redeemable units fair market value adjustment	—	4,227	—	—	—	4,227
Adjustment for limited partners’ capital at redemption value	—	360	(360)	—	—	—
Amortization of unearned compensation	—	4,401	—	—	—	4,401
Distributions to preferred unitholders	(922)	—	—	—	—	(922)
Distributions to common unitholders ($1.2500 per unit)	—	(144,396)	(4,002)	—	—	(148,398)
Distribution to noncontrolling interest	—	—	—	—	(69)	(69)
CAPITAL BALANCE JUNE 30, 2022	$66,840	$5,927,241	$165,062	$(10,826)	$19,780	$6,168,097

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2021	$66,840	$5,750,074	$204,336	$(12,217)	$10,481	$6,019,514
Net income	922	215,556	7,397	—	—	223,875
Other comprehensive income - derivative instruments	—	—	—	278	—	278
Issuance of units	—	(467)	—	—	—	(467)
Units repurchased and retired	—	(7,313)	—	—	—	(7,313)
General partnership units issued in exchange for limited partnership units	—	21,932	(21,932)	—	—	—
Redeemable units fair market value adjustment	—	(3,031)	—	—	—	(3,031)
Adjustment for limited partners’ capital at redemption value	—	765	(765)	—	—	—
Amortization of unearned compensation	—	4,151	—	—	—	4,151
Distributions to preferred unitholders	(922)	—	—	—	—	(922)
Distributions to common unitholders ($1.0250 per unit)	—	(117,872)	(3,696)	—	—	(121,568)
Contribution from noncontrolling interest	—	—	—	—	6,131	6,131
CAPITAL BALANCE JUNE 30, 2021	$66,840	$5,863,795	$185,340	$(11,939)	$16,612	$6,120,648

Changes in MAALP’s total capital and its components for the six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2021	$66,840	$5,909,700	$165,116	$(11,382)	$23,614	$6,153,888
Net income (loss)	1,844	319,660	8,926	—	(293)	330,137
Other comprehensive income - derivative instruments	—	—	—	556	—	556
Issuance of units	—	(432)	—	—	—	(432)
Units repurchased and retired	—	(14,031)	—	—	—	(14,031)
Exercise of unit options	—	28	—	—	—	28
General partnership units issued in exchange for limited partnership units	—	193	(193)	—	—	—
Redeemable units fair market value adjustment	—	6,760	—	—	—	6,760
Adjustment for limited partners’ capital at redemption value	—	1,306	(1,306)	—	—	—
Amortization of unearned compensation	—	11,329	—	—	—	11,329
Distributions to preferred unitholders	(1,844)	—	—	—	—	(1,844)
Distributions to common unitholders ($2.3375 per unit)	—	(269,829)	(7,481)	—	—	(277,310)
Acquisition of noncontrolling interest	—	(37,443)	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	2,086	2,086
CAPITAL BALANCE JUNE 30, 2022	$66,840	$5,927,241	$165,062	$(10,826)	$19,780	$6,168,097

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2020	$66,840	$5,817,270	$206,927	$(12,496)	$9,848	$6,088,389
Net income	1,844	261,827	9,068	—	—	272,739
Other comprehensive income - derivative instruments	—	—	—	557	—	557
Issuance of units	—	(333)	—	—	—	(333)
Units repurchased and retired	—	(9,043)	—	—	—	(9,043)
Exercise of unit options	—	1,466	—	—	—	1,466
General partnership units issued in exchange for limited partnership units	—	22,164	(22,164)	—	—	—
Redeemable units fair market value adjustment	—	(5,189)	—	—	—	(5,189)
Adjustment for limited partners’ capital at redemption value	—	639	(639)	—	—	—
Amortization of unearned compensation	—	10,144	—	—	—	10,144
Distributions to preferred unitholders	(1,844)	—	—	—	—	(1,844)
Distributions to common unitholders ($2.0500 per unit)	—	(235,150)	(7,852)	—	—	(243,002)
Contribution from noncontrolling interest	—	—	—	—	6,764	6,764
CAPITAL BALANCE JUNE 30, 2021	$66,840	$5,863,795	$185,340	$(11,939)	$16,612	$6,120,648

6. Borrowings

The following table summarizes the Company’s outstanding debt as of June 30, 2022 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,175,000	3.3%	3/4/2029
Debt issuance costs, discounts, premiums and fair market value adjustments	(21,350)
Total unsecured debt	$4,153,650	3.3%
Secured debt
Fixed rate property mortgages	$367,864	4.4%	10/10/2048
Debt issuance costs	(3,200)
Total secured debt	$364,664	4.4%
Total outstanding debt	$4,518,314	3.4%

Unsecured Revolving Credit Facility

As of June 30, 2022, MAALP had a $1.0 billion unsecured revolving credit facility with an option to expand to $1.5 billion. The revolving credit facility bore an interest rate of the London Interbank Offered Rate plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The revolving credit facility was scheduled to mature in May 2023 with an option to extend for two additional six-month periods. As of June 30,

2022, there was no outstanding balance under the revolving credit facility, while $4.0 million of capacity was used to support outstanding letters of credit.

In July 2022, MAALP amended its unsecured revolving credit facility, increasing borrowing capacity to $1.25 billion with an option to expand to $2.0 billion. The amended revolving credit facility has a maturity date of October 2026 with two six-month extension options and bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $500.0 million. As of June 30, 2022, there was no outstanding balance under the commercial paper program. For the three months ended June 30, 2022, the average daily borrowings outstanding under the commercial paper program were $16.3 million.

Unsecured Senior Notes

As of June 30, 2022, MAALP had $4.2 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2029.

Secured Property Mortgages

As of June 30, 2022, MAALP had $367.9 million of fixed rate conventional property mortgages with a weighted average maturity in 2048.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of June 30, 2022 and December 31, 2021 totaled $4.5 billion and $4.5 billion, respectively, and had estimated fair values of $4.2 billion and $4.8 billion (excluding prepayment penalties) as of June 30, 2022 and December 31, 2021, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. As of June 30, 2022 and December 31, 2021, the Company had no variable rate debt outstanding.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 30, 2022, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the fair value of the embedded derivative was $24.5 million and $34.5 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of June 30, 2022 and December 31, 2021 were classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and the fair value valuation of the marketable equity securities held as of June 30, 2022 was classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of June 30, 2022, the Company had $10.8 million recorded in “Accumulated other comprehensive loss”, or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next twelve months, the Company estimates an additional $1.1 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2022	2021
Terminated interest rate swaps	Interest expense	$(277)	$(278)
		Six months ended June 30,
		2022	2021
Terminated interest rate swaps	Interest expense	$(556)	$(557)

		(Loss) Gain Recognized in Earnings on Derivative
	Location of (Loss) Gain Recognized	Three months ended June 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2022	2021
Preferred stock embedded derivative	Other non-operating expense (income)	$(21,835)	$13,168
		Six months ended June 30,
		2022	2021
Preferred stock embedded derivative	Other non-operating expense (income)	$(9,939)	$(1,940)

8. Shareholders’ Equity of MAA

As of June 30, 2022, 115,438,832 shares of common stock of MAA and 3,202,377 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,641,209 common shares and units. As of June 30, 2021, 114,919,922 shares of common stock of MAA and 3,618,955 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,538,877 common shares and units. Options to purchase 463 shares of MAA’s common stock were outstanding as of June 30, 2022, compared to 963 outstanding options as of June 30, 2021. During the six months ended June 30, 2022 and 2021, MAA issued 350 common shares and 18,882 common shares, respectively, related to the exercise of stock options. These exercises resulted in net proceeds that were negligible during the six months ended June 30, 2022 and $1.5 million during the six months ended June 30, 2021.

Preferred Stock

As of June 30, 2022, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which price is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of June 30, 2022. MAA generally has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances, provided that settlement under each forward sale agreement must occur by February 2, 2023. MAA currently expects to fully physically settle each forward sale agreement with the relevant forward purchaser on one or more dates specified by MAA on or prior to the maturity date of the particular forward sale agreement, in which case MAA expects to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. For the three months ended June 30, 2022, the impact of the forward sale agreements was not dilutive to the Company’s diluted earnings per share. For the six months ended June 30, 2022, approximately 62 thousand shares from the equity forward sale agreements were dilutive to the Company’s diluted earnings per share.

At-the-Market Share Offering Program

In November 2021, the Company entered into an equity distribution agreement to establish a new at-the-market, or ATM, share offering program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three and six months ended June 30, 2022 and 2021, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2022, 4.0 million shares remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of June 30, 2022, there were 118,641,209 OP Units outstanding, 115,438,832, or 97.3%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,202,377 OP Units were Class A OP Units owned by Class A limited partners. As of June 30, 2021, there were 118,538,877 OP Units outstanding, 114,919,922, or 96.9%, of which were owned by MAA and 3,618,955 of which were owned by the Class A limited partners.

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

As of June 30, 2022, a total of 3,202,377 Class A OP Units were outstanding and redeemable for 3,202,377 shares of MAA common stock, with an approximate value of $559.4 million, based on the closing price of MAA’s common stock on June 30, 2022 of $174.67 per share. As of June 30, 2021, a total of 3,618,955 Class A OP Units were outstanding and redeemable for 3,618,955 shares of MAA common stock, with an approximate value of $609.5 million, based on the closing price of MAA’s common stock on June 30, 2021 of $168.42 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of June 30, 2022, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of June 30, 2022, 867,846 units of the MAALP Series I preferred units were outstanding. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to immaterial office and equipment operating leases. As of June 30, 2022, the Company’s operating leases had a weighted average remaining lease term of approximately 32 years and a weighted average discount rate of approximately 4.4%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2022 (in thousands):

Operating Leases
2022	$1,459
2023	2,885
2024	2,862
2025	2,872
2026	2,920
Thereafter	59,993
Total minimum lease payments	72,991
Net present value adjustments	(43,463)
Right-of-use lease liabilities	$29,528

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business operations. While the resolution of these matters cannot be predicted with certainty, management does not currently believe that these matters, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the event of a negative outcome. Matters that arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance.

As of June 30, 2022 and December 31, 2021, the Company’s accrual for loss contingencies relating to unresolved legal matters was $2.0 million and $5.2 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11. Segment Information

As of June 30, 2022, the Company owned and operated 290 multifamily apartment communities (which does not include development communities under construction) in 15 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

The following reflects the two reportable segments for the Company:

•
Same Store includes communities that the Company has owned and have been stabilized for at least a full 12 months as of the first day of the calendar year.
•
Non-Same Store and Other includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have experienced a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in Non-Same Store and Other are non-multifamily activities.

On the first day of each calendar year, the Company determines the composition of its Same Store and Non-Same Store and Other reportable segments for that year as well as adjusts the previous year, which allows the Company to evaluate full period-over-period operating comparisons. Communities previously in development or lease-up are added to the Same Store segment on the first day of the calendar year after the community has been owned and stabilized for at least a full 12 months. Communities are considered stabilized when achieving 90% average physical occupancy for 90 days.

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

Revenues and NOI for each reportable segment for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Same Store
Rental revenues	$468,427	$412,079	$920,143	$814,273
Other property revenues	3,733	3,324	6,494	6,276
Total Same Store revenues	472,160	415,403	926,637	820,549
Non-Same Store and Other
Rental revenues	22,705	21,088	44,104	40,675
Other property revenues	175	436	377	708
Total Non-Same Store and Other revenues	22,880	21,524	44,481	41,383
Total rental and other property revenues	$495,040	$436,927	$971,118	$861,932
Net Operating Income:
Same Store NOI	$300,238	$256,325	$594,880	$508,265
Non-Same Store and Other NOI	13,125	11,841	25,141	22,438
Total NOI	313,363	268,166	620,021	530,703
Depreciation and amortization	(134,144)	(131,824)	(267,882)	(263,327)
Property management expenses	(15,630)	(13,752)	(32,167)	(26,691)
General and administrative expenses	(15,580)	(13,114)	(31,903)	(26,093)
Interest expense	(38,905)	(38,867)	(78,026)	(78,539)
Gain on sale of depreciable real estate assets	131,965	134,828	131,964	134,828
Gain on sale of non-depreciable real estate assets	355	32	378	32
Other non-operating (expense) income	(28,325)	20,126	(17,530)	4,213
Income tax benefit (expense)	3,052	(2,045)	4,494	(3,044)
Income from real estate joint venture	409	325	788	657
Net income attributable to noncontrolling interests	(5,858)	(7,397)	(8,633)	(9,068)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders	$209,780	$215,556	$319,660	$261,827

Assets for each reportable segment as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Same Store	$9,798,283	$9,907,740
Non-Same Store and Other	1,125,506	1,106,039
Corporate assets	356,612	271,403
Total assets	$11,280,401	$11,285,182

12. Real Estate Acquisitions and Dispositions

The following table reflects the Company’s acquisition activity for the six months ended June 30, 2022:

Land Acquisitions	Market	Acres	Date Acquired
MAA Florida Street Station	Denver, CO	4	March 2022
MAA Packing District	Orlando, FL	4	May 2022

The following table reflects the Company’s disposition activity for the six months ended June 30, 2022:

Multifamily Dispositions	Market	Units	Date Sold
MAA Deer Run	Fort Worth, TX	304	June 2022
MAA Oakbend	Fort Worth, TX	426	June 2022

Land Disposition	Market	Acres	Date Sold
Colonial Promenade	Huntsville, AL	2	April 2022

13. Subsequent Events

In July 2022, MAA acquired a 196-unit multifamily apartment community located in the Tampa, Florida market and a 6 acre land parcel located in the Denver, Colorado market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.3% interest as of June 30, 2022. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of June 30, 2022, we owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had five development communities under construction. In addition, as of June 30, 2022, 33 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of June 30, 2022.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have experienced a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities. Additional information regarding the composition of our segments is included in Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Note Regarding Forward-Looking Statements

This and other sections of this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “proforma,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

Overview of the Three Months Ended June 30, 2022

For the three months ended June 30, 2022, net income available for MAA common shareholders was $209.8 million as compared to $215.6 million for the three months ended June 30, 2021. Results for the three months ended June 30, 2022 included $21.8 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. Results for the three months ended June 30, 2021 included $13.2 million of non-cash gain related to the embedded derivative in the MAA Series I preferred shares. Revenues for the three months ended June 30, 2022 increased 13.3% as compared to the three months ended June 30, 2021, driven by a 13.7% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2022 increased by 7.7% as compared to the three months ended June 30, 2021, driven by an 8.1% increase in our Same Store segment. The drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended June 30, 2022, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit in our Same Store segment continued to increase from the prior year, up 14.3% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

In addition, for the three months ended June 30, 2022, average physical occupancy for our Same Store segment was 95.7%, as compared to 96.4% for the three months ended June 30, 2021. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points primarily in the Southeast, Southwest and Mid-Atlantic regions of the United States. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will perform well in “up” cycles as well as better weather “down” cycles. Through our investment in 39 defined markets, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent price points.

Demand for apartments during the second quarter of 2022 was very strong, as evidenced by the rent growth we achieved. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration. While our rent growth and rent collection trends in the second quarter of 2022 were strong, we continue to monitor pressures surrounding supply chain challenges and inflation trends. A worsening of the current environment could contribute to uncertain rent collections going forward and suppress demand for apartments and would likely drive rent growth on new leases and renewals lower than what we achieved in the three and six months ended June 30, 2022. Current elevated supply levels could further affect rent growth for our portfolio though we expect the demand side to continue to be more impactful in the short term. Supply chain and inflationary pressures have driven higher operating expenses during the three and six months ended June 30, 2022, particularly in personnel and repairs and maintenance, and this trend may continue going forward.

Access to the financial markets remains available for high-credit rated borrowers. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance maturing debt in the future. Additionally, rising interest rates could negatively impact our borrowing costs for any variable rate borrowings or refinancing activity.

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

For the three months ended June 30, 2022, we achieved net income available for MAA common shareholders of $209.8 million, a 2.7% decrease as compared to the three months ended June 30, 2021, and total revenue growth of $58.1 million, representing a 13.3% increase in property revenues as compared to the three months ended June 30, 2021. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Property Revenues

The following table reflects our property revenues by segment for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three months ended June 30,
	2022	2021	Increase	% Increase
Same Store	$472,160	$415,403	$56,757	13.7%
Non-Same Store and Other	22,880	21,524	1,356	6.3%
Total	$495,040	$436,927	$58,113	13.3%

The increase in rental revenues for our Same Store segment for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was the primary driver of total property revenue growth. The Same Store segment generated an 13.7% increase in revenues for the three months ended June 30, 2022, primarily the result of average effective rent per unit growth of 14.3% as compared to the three months ended June 30, 2021. The increase in property revenues from the Non-Same Store and Other segment for the three months ended June 30, 2022 as compared to three months ended June 30, 2021 was primarily the result of increased revenues from recently completed development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three months ended June 30,
	2022	2021	Increase	% Increase
Same Store	$171,922	$159,078	$12,844	8.1%
Non-Same Store and Other	9,755	9,683	72	0.7%
Total	$181,677	$168,761	$12,916	7.7%

The increase in property operating expenses for our Same Store segment for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by increases in real estate tax expense of $3.2 million, building repairs and maintenance of $2.9 million, personnel expense of $2.6 million, utilities expense of $1.5 million, and office operations expense of $0.9 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2022 was $134.1 million, an increase of $2.3 million as compared to the three months ended June 30, 2021. The increase was primarily driven by the recognition of depreciation expense associated with our development and capital spend activities completed after June 30, 2021 in the normal course of business through June 30, 2022.

Other Income and Expenses

Property management expenses for the three months ended June 30, 2022 were $15.6 million, an increase of $1.9 million as compared to the three months ended June 30, 2021. General and administrative expenses for the three months ended June 30, 2022 were $15.6 million, an increase of $2.5 million as compared to the three months ended June 30, 2021.

Interest expense for the three months ended June 30, 2022 was $38.9 million, consistent with the three months ended June 30, 2021.

For the three months ended June 30, 2022, we disposed of two apartment communities, resulting in gains on sale of depreciable assets of $132.0 million. For the three months ended June 30, 2021, we disposed of four apartment communities, resulting in gains on sale of depreciable assets of $134.8 million.

Other non-operating expense (income) for the three months ended June 30, 2022 was $28.3 million of expense as compared to $20.1 million of income for the three months ended June 30, 2021, a decrease of $48.4 million. The expense for the three months ended June 30, 2022 was driven by $21.8 million of non-cash loss related to the fair value adjustment of the embedded derivative and $20.9 million of non-cash loss from investments, partially offset by $14.4 million in casualty gains due to winter storm Uri. The income for the three months ended June 30, 2021 was driven by $13.2 million of non-cash gain related to the fair value adjustment of the embedded derivative and $6.3 million of non-cash gain from investments.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

For the six months ended June 30, 2022, we achieved net income available for MAA common shareholders of $319.7 million, a 22.1% increase as compared to the six months ended June 30, 2021, and total revenue growth of $109.2 million, representing a 12.7% increase in property revenues as compared to the six months ended June 30, 2021. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Property Revenues

The following table reflects our property revenues by segment for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six months ended June 30,
	2022	2021	Increase	% Increase
Same Store	$926,637	$820,549	$106,088	12.9%
Non-Same Store and Other	44,481	41,383	3,098	7.5%
Total	$971,118	$861,932	$109,186	12.7%

The increase in rental revenues for our Same Store segment for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was the primary driver of total property revenue growth. The Same Store segment generated a 12.9% increase in revenues for the six months ended June 30, 2022, primarily the result of average effective rent per unit growth of 13.3% as compared to the six months ended June 30, 2021. The increase in property revenues from the Non-Same Store and Other segment for the six months ended June 30, 2022 as compared to six months ended June 30, 2021 was primarily the result of increased revenues from recently completed development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six months ended June 30,
	2022	2021	Increase	% Increase
Same Store	$331,757	$312,284	$19,473	6.2%
Non-Same Store and Other	19,340	18,945	395	2.1%
Total	$351,097	$331,229	$19,868	6.0%

The increase in property operating expenses for our Same Store segment for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by increases in building repairs and maintenance of $4.5 million, personnel expense of $4.4 million, real estate tax expense of $3.6 million, utilities expense of $2.4 million, office operations expense of $2.3 million and insurance expense of $1.5 million.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2022 was $267.9 million, an increase of $4.6 million as compared to the six months ended June 30, 2021. The increase was primarily driven by the recognition of depreciation expense associated with our development and capital spend activities completed after June 30, 2021 in the normal course of business through June 30, 2022.

Other Income and Expenses

Property management expenses for the six months ended June 30, 2022 were $32.2 million, an increase of $5.5 million as compared to the six months ended June 30, 2021. General and administrative expenses for the six months ended June 30, 2022 were $31.9 million, an increase of $5.8 million as compared to the six months ended June 30, 2021.

Interest expense for the six months ended June 30, 2022 was $78.0 million, a decrease of $0.5 million as compared to the six months ended June 30, 2021. The decrease was primarily due to a decrease in our effective interest rate during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

For the six months ended June 30, 2022, we disposed of two apartment communities, resulting in gains on sale of depreciable assets of $132.0 million. For the six months ended June 30, 2021, we disposed of four apartment communities, resulting in gains on sale of depreciable assets of $134.8 million.

Other non-operating expense (income) for the six months ended June 30, 2022 was $17.5 million of expense as compared to $4.2 million of income for the six months ended June 30, 2021, a decrease of $21.7 million. The expense for the six months ended June 30, 2022 was driven by $9.9 million of non-cash loss related to the fair value adjustment of the embedded derivative and $31.1 million of non-cash loss from investments, partially offset by $22.1 million in casualty gains due to winter storm Uri. The income for the six months ended June 30, 2021 was driven by the recognition of $7.9 million of non-cash gain from investments, partially offset by $1.9 million of non-cash loss related to the fair value adjustment of the embedded derivative and $1.8 million in casualty losses.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the three and six months ended June 30, 2022 and 2021, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income available for MAA common shareholders	$209,780	$215,556	$319,660	$261,827
Depreciation and amortization of real estate assets	132,333	130,031	264,343	259,783
Gain on sale of depreciable real estate assets	(131,965)	(134,828)	(131,964)	(134,828)
Depreciation and amortization of real estate assets of real estate joint venture	156	154	310	309
Net income attributable to noncontrolling interests	5,858	7,397	8,633	9,068
FFO attributable to the Company	216,162	218,310	460,982	396,159
Loss (gain) from embedded derivative in preferred shares(1)	21,835	(13,168)	9,939	1,940
Gain on sale of non-depreciable real estate assets	(355)	(32)	(378)	(32)
Loss (gain) on investments, net of tax(1)(2)	16,489	(4,962)	24,566	(6,246)
Net casualty (gain) loss and other settlement proceeds(3)	(14,413)	(595)	(22,125)	1,760
Loss on debt extinguishment(1)	—	—	—	37
Legal costs and settlements, net(1)	(2)	—	535	(16)
COVID-19 related costs(1)	105	109	442	419
Mark-to-market debt adjustments(4)	35	83	71	166
Core FFO	$239,856	$199,745	$474,032	$394,187
(1)
Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)
For the three and six months ended June 30, 2022, loss (gain) on investments are presented net of tax benefit of $4.4 million and $6.5 million, respectively. For the three and six months ended June 30, 2021, loss (gain) on investments are presented net of tax expense of $1.3 million and $1.7 million, respectively.
(3)
For the three and six months ended June 30, 2022, we recognized gains of $12.8 million and $20.4 million, respectively, from the receipt of insurance proceeds that exceeded our casualty losses related to winter storm Uri. The gain is reflected in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2021, we incurred $20.4 million and $37.3 million in casualty losses related to winter storm Uri (primarily building repairs, landscaping and asset write-offs). The majority of the casualty losses have been reimbursed through insurance coverage. A receivable was recognized in “Other non-operating expense (income)” for the recorded losses that we expected to recover. Additional costs related to the storm that were not expected to be recovered through insurance coverage, along with other unrelated casualty losses and recoveries, are also reflected in this adjustment. The adjustment is primarily included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(4)
Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO for the three months ended June 30, 2022 was $239.9 million, an increase of $40.1 million as compared to the three months ended June 30, 2021, primarily as a result of an increase in property revenues of $58.1 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $12.9 million, general and administrative expenses of $2.5 million and property management expenses of $1.9 million.

Core FFO for the six months ended June 30, 2022 was $474.0 million, an increase of $79.8 million as compared to the six months ended June 30, 2021, primarily as a result of an increase in property revenues of $109.2 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $19.9 million, general and administrative expenses of $5.8 million and property management expenses of $5.5 million.

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

As of June 30, 2022, we had $1.1 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $463.9 million for the six months ended June 30, 2022 as compared to $397.3 million for the six months ended June 30, 2021. The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $57.8 million for the six months ended June 30, 2022 as compared to $132.5 million for the six months ended June 30, 2021. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the six months ended June 30,		Increase (Decrease)
	2022	2021	in Net Cash
Purchases of real estate and other assets	$(17,238)	$(46,028)	$28,790
Capital improvements and other	(132,849)	(127,932)	(4,917)
Development costs	(84,636)	(119,612)	34,976
Contributions to affiliates	(9,300)	(1,114)	(8,186)
Proceeds from real estate asset dispositions	165,201	158,136	7,065
Proceeds from insurance recoveries	20,675	3,620	17,055

The decrease in cash outflows for purchases of real estate and other assets was driven by acquisition activity during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in cash outflows for capital improvements and other was primarily driven by increased redevelopment capital spend during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease in cash outflows for development costs was primarily driven by decreased development spend during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in cash outflows for contributions to affiliates was driven by investments in the technology-focused limited partnerships during the six months ended June 30, 2022, while less limited partnership contributions were made during the six months ended June 30, 2021. The increase in cash inflows from proceeds from real estate asset dispositions was driven by the nature of the real estate assets sold during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. During the six months ended June 30, 2022, we sold two apartment communities as compared to four apartment communities during the six months ended June 30, 2021. The increase in cash inflows from proceeds from insurance recoveries was driven by insurance reimbursements received for casualty claims related to winter storm Uri during the six months ended June 30, 2022.

Cash Flows from Financing Activities

Net cash used in financing activities was $315.0 million for the six months ended June 30, 2022 as compared to $257.4 million for the six months ended June 30, 2021. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the six months ended June 30,		(Decrease) Increase
	2022	2021	in Net Cash
Net change in commercial paper	$—	$108,000	(108,000)
Principal payments on notes payable	(691)	(119,481)	118,790
Dividends paid on common shares	(250,960)	(234,591)	(16,369)
Acquisition of noncontrolling interests	(43,070)	—	(43,070)
Net change in other financing activities	(11,478)	(1,173)	(10,305)

The decrease in cash inflows related to the net change in commercial paper resulted from no net borrowings on our commercial paper program during the six months ended June 30, 2022 as compared to net borrowings of $108.0 million on our commercial paper program during the six months ended June 30, 2021. The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of $118.6 million of property mortgages during the six months ended June 30, 2021. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $2.175 per share during the six months ended June 30, 2022 as compared to the dividend rate of $2.0500 per share during the six months ended June 30, 2021. The increase in cash outflows from the acquisition of noncontrolling interests resulted from the acquisition of the noncontrolling interest of a consolidated real estate entity for $43.1 million during the six months ended June 30, 2022. The increase in cash outflows from the net change in other financing activities was primarily driven by shares of MAA’s common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Debt

The following schedule reflects our debt outstanding as of June 30, 2022 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$4,175,000	6.7	3.3%
Debt issuance costs, discounts, premiums and fair market value adjustments	(21,350)
Total unsecured debt	$4,153,650	6.7	3.3%
Secured debt
Fixed rate property mortgages	$367,864	26.3	4.4%
Debt issuance costs	(3,200)
Total secured debt	$364,664	26.3	4.4%
Total debt	$4,518,314	8.2	3.4%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of June 30, 2022 (dollars in thousands):

	Commercial Paper & Revolving Credit Facility⁽¹⁾⁽²⁾	Senior Notes	Property Mortgages	Total
2022	$—	$124,921	$—	$124,921
2023	—	349,172	—	349,172
2024	—	398,433	—	398,433
2025	—	397,386	4,712	402,098
2026	—	296,816	—	296,816
2027	—	596,155	—	596,155
2028	—	396,391	—	396,391
2029	—	559,749	—	559,749
2030	—	297,369	—	297,369
2031	—	444,654	—	444,654
Thereafter	—	292,604	359,952	652,556
Total	$—	$4,153,650	$364,664	$4,518,314
(1)
There were no borrowings outstanding under MAALP’s unsecured commercial paper program as of June 30, 2022. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $500.0 million. For the three months ended June 30, 2022, average daily borrowings outstanding under the commercial paper program were $16.3 million.
(2)
There were no borrowings outstanding under MAALP’s $1.0 billion unsecured revolving credit facility as of June 30, 2022.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of June 30, 2022 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2022	$124,921	3.3%
2023	349,172	4.2%
2024	398,433	4.0%
2025	402,098	4.2%
2026	296,816	1.2%
2027	596,155	3.7%
2028	396,391	4.2%
2029	559,749	3.7%
2030	297,369	3.1%
2031	444,654	1.8%
Thereafter	652,556	3.8%
Total	$4,518,314	3.4%

Unsecured Revolving Credit Facility & Commercial Paper

As of June 30, 2022, MAALP had a $1.0 billion unsecured revolving credit facility with an option to expand to $1.5 billion. The revolving credit facility bore an interest rate of the London Interbank Offered Rate plus a spread of 0.75% to 1.45% based on an investment grade pricing grid. The revolving credit facility was scheduled to mature in May 2023 with an option to extend for two additional six-month periods. As of June 30, 2022, there was no outstanding balance under the revolving credit facility, while $4.0 million of capacity was used to support outstanding letters of credit.

In July 2022, MAALP amended its unsecured revolving credit facility, increasing borrowing capacity to $1.25 billion with an option to expand to $2.0 billion. The amended revolving credit facility has a maturity date of October 2026 with two six-month extension options and bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid, currently at 0.775%. This revolving credit facility serves as our primary source of short-term liquidity.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate amount outstanding of $500.0 million. As of June 30, 2022, there were no borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of June 30, 2022, MAALP had $4.2 billion of publicly issued unsecured senior notes outstanding.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of June 30, 2022, we had $367.9 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of June 30, 2022, MAA owned 115,438,832 OP Units, comprising a 97.3% limited partnership interest in MAALP, while the remaining 3,202,377 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,202,377 shares of its common stock that, as of June 30, 2022, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of June 30, 2022. Subject to certain conditions, we generally have the right to elect cash or net share settlement under the forward sale agreements, although we expect to settle the forward sale agreements entirely by the full physical delivery of shares of MAA’s common stock in exchange for cash proceeds. We intend to use any cash proceeds upon settlement of the forward sale agreements to fund our development and redevelopment activities, among other potential uses.

In November 2021, the Company entered into an equity distribution agreement to establish a new at-the-market, or ATM, sharing offering program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the six months ended June 30, 2022 and 2021, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2022, there were 4.0 million shares remaining under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of June 30, 2022, we had $125.7 million in debt obligations maturing in the year ending December 31, 2022 as well as interest payments on fixed rate debt obligations of $78.1 million. As of June 30, 2022, we also had obligations to make additional capital contributions to three technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of June 30, 2022, we had committed to make additional capital contributions totaling up to $31.7 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but we expect to incur in the ordinary course of our business.

As of June 30, 2022, we had five development communities under construction totaling 1,759 apartment units once complete. Expected total costs for the five development projects are $444.0 million, of which $230.4 million had been incurred through June 30, 2022. We expect to have additional development projects in the future. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2022, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2021.

In July 2022, we funded the acquisition of a multifamily apartment community for approximately $73.0 million primarily from the proceeds we received from the sale of two multifamily apartment communities in June 2022.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. The current annual dividend rate is $5.00 per common share. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

For information regarding our material cash requirements as of December 31, 2021, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenues.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, for discussions of our critical accounting estimates. During the three months ended June 30, 2022, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of June 30, 2022, 17.9% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of June 30, 2022, 100.0% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. While the resolution of these matters cannot be predicted with certainty, we do not currently believe that these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows in the event of a negative outcome. Matters that arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
April 1, 2022 - April 30, 2022	50,957	$213.32	—	4,000,000
May 1, 2022 - May 31, 2022	—	$—	—	4,000,000
June 1, 2022 - June 30, 2022	—	$—	—	4,000,000
Total	50,957		—	4,000,000
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

3.2

Fourth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of March 13, 2018 (Filed as Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 and incorporated herein by reference)

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference)

3.4

Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

3.5

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference)

10.1

Fourth Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, KeyBank National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, Citibank, N.A., TD Bank, N.A., and Mizuho Bank, LTD., as Co-Documentation Agents, and the lenders party thereto

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	July 28, 2022	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	July 28, 2022		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)