Form 10-Q
period 2022-09-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2022-10-27
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	October 24, 2022
Common Stock, $0.01 par value	115,477,018

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2022 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.3% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2022, MAA owned 115,447,252 OP Units (97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Real estate assets:
Land	$1,991,472	$1,977,813
Buildings and improvements and other	12,787,864	12,454,439
Development and capital improvements in progress	297,416	247,970
	15,076,752	14,680,222
Less: Accumulated depreciation	(4,180,694)	(3,848,161)
	10,896,058	10,832,061
Undeveloped land	64,312	24,015
Investment in real estate joint venture	42,442	42,827
Real estate assets, net	11,002,812	10,898,903

Cash and cash equivalents	38,996	54,302
Restricted cash	14,558	76,296
Other assets	215,347	255,681
Assets held for sale	66,514	—
Total assets	$11,338,227	$11,285,182

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,154,820	$4,151,375
Secured notes payable	364,331	365,315
Accrued expenses and other liabilities	647,176	584,400
Total liabilities	5,166,327	5,101,090

Redeemable common stock	20,145	30,185

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 115,447,252 and 115,336,876 shares issued and outstanding as of September, 2022 and December 31, 2021, respectively (1)	1,152	1,151
Additional paid-in capital	7,196,504	7,230,956
Accumulated distributions in excess of net income	(1,219,599)	(1,255,807)
Accumulated other comprehensive loss	(10,321)	(11,132)
Total MAA shareholders’ equity	5,967,745	5,965,177
Noncontrolling interests - OP Units	164,230	165,116
Total Company’s shareholders’ equity	6,131,975	6,130,293
Noncontrolling interests - consolidated real estate entities	19,780	23,614
Total equity	6,151,755	6,153,907
Total liabilities and equity	$11,338,227	$11,285,182
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are 134,629 and 131,559, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and other property revenues	$520,783	$452,575	$1,491,901	$1,314,507
Expenses:
Operating expenses, excluding real estate taxes and insurance	117,390	106,412	328,514	304,124
Real estate taxes and insurance	74,033	66,426	214,006	199,943
Depreciation and amortization	136,879	134,611	404,761	397,938
Total property operating expenses	328,302	307,449	947,281	902,005
Property management expenses	16,262	13,831	48,429	40,522
General and administrative expenses	12,188	12,670	44,091	38,763
Interest expense	38,637	39,234	116,663	117,773
Loss (gain) on sale of depreciable real estate assets	1	313	(131,963)	(134,515)
Gain on sale of non-depreciable real estate assets	(431)	(170)	(809)	(202)
Other non-operating expense (income)	1,718	(10,344)	19,248	(14,557)
Income before income tax benefit (expense)	124,106	89,592	448,961	364,718
Income tax benefit (expense)	1,256	(2,803)	5,750	(5,847)
Income from continuing operations before real estate joint venture activity	125,362	86,789	454,711	358,871
Income from real estate joint venture	341	258	1,129	915
Net income	125,703	87,047	455,840	359,786
Net income attributable to noncontrolling interests	3,392	2,568	12,025	11,636
Net income available for shareholders	122,311	84,479	443,815	348,150
Dividends to MAA Series I preferred shareholders	922	922	2,766	2,766
Net income available for MAA common shareholders	$121,389	$83,557	$441,049	$345,384

Earnings per common share - basic:
Net income available for MAA common shareholders	$1.05	$0.73	$3.82	$3.01

Earnings per common share - diluted:
Net income available for MAA common shareholders	$1.05	$0.73	$3.82	$3.01

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$125,703	$87,047	$455,840	$359,786
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	279	278	835	835
Total comprehensive income	125,982	87,325	456,675	360,621
Less: Comprehensive income attributable to noncontrolling interests	(3,401)	(2,598)	(12,049)	(11,727)
Comprehensive income attributable to MAA	$122,581	$84,727	$444,626	$348,894

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2022	2021
Net income	$455,840	$359,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405,412	398,678
Gain on sale of depreciable real estate assets	(131,963)	(134,515)
Gain on sale of non-depreciable real estate assets	(809)	(202)
Loss (gain) on embedded derivative in preferred shares	10,364	(11,492)
Stock compensation expense	14,615	12,804
Amortization of debt issuance costs, discounts and premiums	4,547	4,142
Loss (gain) on investments	39,290	(18,001)
Net change in operating accounts and other operating activities	10,019	67,050
Net cash provided by operating activities	807,315	678,250

Cash flows from investing activities:
Purchases of real estate and other assets	(252,628)	(46,028)
Capital improvements and other	(219,221)	(208,563)
Development costs	(124,262)	(179,810)
Distributions from real estate joint venture	386	483
Contributions to affiliates	(11,100)	(1,971)
Proceeds from real estate asset dispositions	165,827	158,812
Proceeds from insurance recoveries	26,385	7,422
Net cash used in investing activities	(414,613)	(269,655)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	125,000	(147,000)
Proceeds from notes payable	—	594,423
Principal payments on notes payable	(126,043)	(466,817)
Payment of deferred financing costs	(5,473)	(5,922)
Distributions to noncontrolling interests	(10,968)	(12,009)
Dividends paid on common shares	(395,258)	(352,384)
Dividends paid on preferred shares	(2,766)	(2,766)
Acquisition of noncontrolling interests	(43,070)	—
Net change in other financing activities	(11,168)	(10,214)
Net cash used in financing activities	(469,746)	(402,689)

Net (decrease) increase in cash, cash equivalents and restricted cash	(77,044)	5,906
Cash, cash equivalents and restricted cash, beginning of period	130,598	35,615
Cash, cash equivalents and restricted cash, end of period	$53,554	$41,521

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$38,996	$29,811
Restricted cash	14,558	11,710
Total cash, cash equivalents and restricted cash	$53,554	$41,521

Supplemental information:
Interest paid	$109,936	$109,471
Income taxes paid	3,463	2,518
Non-cash transactions:
Conversion of OP Units to shares of common stock	$500	$33,272
Accrued construction in progress	30,175	18,484
Interest capitalized	6,146	7,781

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30, 2022	December 31, 2021
Assets
Real estate assets:
Land	$1,991,472	$1,977,813
Buildings and improvements and other	12,787,864	12,454,439
Development and capital improvements in progress	297,416	247,970
	15,076,752	14,680,222
Less: Accumulated depreciation	(4,180,694)	(3,848,161)
	10,896,058	10,832,061
Undeveloped land	64,312	24,015
Investment in real estate joint venture	42,442	42,827
Real estate assets, net	11,002,812	10,898,903

Cash and cash equivalents	38,996	54,302
Restricted cash	14,558	76,296
Other assets	215,347	255,681
Assets held for sale	66,514	—
Total assets	$11,338,227	$11,285,182

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,154,820	$4,151,375
Secured notes payable	364,331	365,315
Accrued expenses and other liabilities	647,176	584,400
Due to general partner	19	19
Total liabilities	5,166,346	5,101,109

Redeemable common units	20,145	30,185

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of September 30, 2022 and December 31, 2021, respectively	66,840	66,840
General partner, 115,447,252 and 115,336,876 OP Units outstanding as of September 30, 2022 and December 31, 2021, respectively (1)	5,911,433	5,909,700
Limited partners, 3,196,429 and 3,206,118 OP Units outstanding as of September 30, 2022 and December 31, 2021, respectively (1)	164,230	165,116
Accumulated other comprehensive loss	(10,547)	(11,382)
Total operating partners’ capital	6,131,956	6,130,274
Noncontrolling interests - consolidated real estate entities	19,780	23,614
Total equity	6,151,736	6,153,888
Total liabilities and equity	$11,338,227	$11,285,182

(1) Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are 134,629 and 131,559, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and other property revenues	$520,783	$452,575	$1,491,901	$1,314,507
Expenses:
Operating expenses, excluding real estate taxes and insurance	117,390	106,412	328,514	304,124
Real estate taxes and insurance	74,033	66,426	214,006	199,943
Depreciation and amortization	136,879	134,611	404,761	397,938
Total property operating expenses	328,302	307,449	947,281	902,005
Property management expenses	16,262	13,831	48,429	40,522
General and administrative expenses	12,188	12,670	44,091	38,763
Interest expense	38,637	39,234	116,663	117,773
Loss (gain) on sale of depreciable real estate assets	1	313	(131,963)	(134,515)
Gain on sale of non-depreciable real estate assets	(431)	(170)	(809)	(202)
Other non-operating expense (income)	1,718	(10,344)	19,248	(14,557)
Income before income tax benefit (expense)	124,106	89,592	448,961	364,718
Income tax benefit (expense)	1,256	(2,803)	5,750	(5,847)
Income from continuing operations before real estate joint venture activity	125,362	86,789	454,711	358,871
Income from real estate joint venture	341	258	1,129	915
Net income	125,703	87,047	455,840	359,786
Net loss attributable to noncontrolling interests	—	—	(293)	—
Net income available for MAALP unitholders	125,703	87,047	456,133	359,786
Distributions to MAALP preferred unitholders	922	922	2,766	2,766
Net income available for MAALP common unitholders	$124,781	$86,125	$453,367	$357,020

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$1.05	$0.73	$3.82	$3.01

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$1.05	$0.73	$3.82	$3.01

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$125,703	$87,047	$455,840	$359,786
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	279	278	835	835
Total comprehensive income	125,982	87,325	456,675	360,621
Add: Comprehensive loss attributable to noncontrolling interests	—	—	293	—
Comprehensive income attributable to MAALP	$125,982	$87,325	$456,968	$360,621

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2022	2021
Net income	$455,840	$359,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405,412	398,678
Gain on sale of depreciable real estate assets	(131,963)	(134,515)
Gain on sale of non-depreciable real estate assets	(809)	(202)
Loss (gain) on embedded derivative in preferred shares	10,364	(11,492)
Stock compensation expense	14,615	12,804
Amortization of debt issuance costs, discounts and premiums	4,547	4,142
Loss (gain) on investments	39,290	(18,001)
Net change in operating accounts and other operating activities	10,019	67,050
Net cash provided by operating activities	807,315	678,250

Cash flows from investing activities:
Purchases of real estate and other assets	(252,628)	(46,028)
Capital improvements and other	(219,221)	(208,563)
Development costs	(124,262)	(179,810)
Distributions from real estate joint venture	386	483
Contributions to affiliates	(11,100)	(1,971)
Proceeds from real estate asset dispositions	165,827	158,812
Proceeds from insurance recoveries	26,385	7,422
Net cash used in investing activities	(414,613)	(269,655)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	125,000	(147,000)
Proceeds from notes payable	—	594,423
Principal payments on notes payable	(126,043)	(466,817)
Payment of deferred financing costs	(5,473)	(5,922)
Distributions paid on common units	(406,226)	(364,393)
Distributions paid on preferred units	(2,766)	(2,766)
Acquisition of noncontrolling interests	(43,070)	—
Net change in other financing activities	(11,168)	(10,214)
Net cash used in financing activities	(469,746)	(402,689)

Net (decrease) increase in cash, cash equivalents and restricted cash	(77,044)	5,906
Cash, cash equivalents and restricted cash, beginning of period	130,598	35,615
Cash, cash equivalents and restricted cash, end of period	$53,554	$41,521
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$38,996	$29,811
Restricted cash	14,558	11,710
Total cash, cash equivalents and restricted cash	$53,554	$41,521

Supplemental information:
Interest paid	$109,936	$109,471
Income taxes paid	3,463	2,518
Non-cash transactions:
Accrued construction in progress	$30,175	$18,484
Interest capitalized	6,146	7,781

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

As of September 30, 2022, MAA owned 115,447,252 OP Units (or 97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of September 30, 2022, the Company owned and operated 292 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of September 30, 2022, the Company also had five development communities under construction totaling 1,759 apartment units once complete. Total expected costs for the five development projects are $444.0 million, of which $266.1 million had been incurred through September 30, 2022. The Company expects to complete one of these developments in 2022, three developments in 2023, and one development in 2024. As of September 30, 2022, 34 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of September 30, 2022.

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

The Company invests in entities that may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAALP is classified as a VIE because the limited partners lack substantive kick-out rights and substantive participating rights. The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including, but not limited to, those activities that most significantly impact the VIE’s economic performance and which party controls such activities. The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence, but does not have the ability to exercise control. The factors considered in determining whether the Company has the ability to exercise significant influence or control include ownership of voting interests and participatory rights of investors (see “Investments in Unconsolidated Affiliates” below).

Noncontrolling Interests

As of September 30, 2022, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s four consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of September 30, 2022, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $244.6 million, and consolidated liabilities were $14.4 million. As of December 31, 2021, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $252.8 million, and consolidated liabilities were $15.9 million. During the nine months ended September 30, 2022, the Company paid $43.1 million to acquire the noncontrolling interest of one consolidated real estate entity.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and four technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $42.4 million and $42.8 million as of September 30, 2022 and December 31, 2021, respectively.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of September 30, 2022 and December 31, 2021, the Company’s investments in the limited partnerships were $41.8 million and $79.4 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related gains and losses, including unrealized gains and losses, recognized in

“Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. The decrease in the Company’s investment in the limited partnerships was driven by the recognition of unrealized losses, which were primarily a result of a decrease in the valuation of an underlying investment that recently became publicly traded. During the three months ended September 30, 2022 and 2021, the Company recognized $1.4 million of expense and $10.1 million of income, respectively, from its investments in the limited partnerships. During the nine months ended September 30, 2022 and 2021, the Company recognized $29.2 million of expense and $18.0 million of income, respectively, from its investments in the limited partnerships. As of September 30, 2022, the Company was committed to make additional capital contributions totaling $32.9 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

During the nine months ended September 30, 2022, two of the technology-focused limited partnerships that are accounted for as unconsolidated affiliates distributed publicly traded marketable equity securities to the Company and the other limited partners. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities, with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2022, the Company’s investment in the marketable equity securities was $6.2 million. During the three and nine months ended September 30, 2022, the Company recognized $6.8 million and $10.1 million of expense, respectively, from its investment in marketable equity securities.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of September 30, 2022 and December 31, 2021, right-of-use assets recorded within “Other assets” totaled $45.3 million and $47.0 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $29.2 million and $30.3 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the three and nine months ended September 30, 2022 and 2021 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2022 and 2021 was also immaterial. See Note 10 for additional disclosures regarding leases.

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

For the three and nine months ended September 30, 2022 and 2021, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Calculation of Earnings per common share - basic
Net income	$125,703	$87,047	$455,840	$359,786
Net income attributable to noncontrolling interests	(3,392)	(2,568)	(12,025)	(11,636)
Unvested restricted shares (allocation of earnings)	(82)	(80)	(308)	(359)
Preferred dividends	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$121,307	$83,477	$440,741	$345,025

Weighted average common shares - basic	115,363	114,933	115,325	114,568
Earnings per common share - basic	$1.05	$0.73	$3.82	$3.01

Calculation of Earnings per common share - diluted
Net income	$125,703	$87,047	$455,840	$359,786
Net income attributable to noncontrolling interests (1)	(3,392)	(2,568)	(12,025)	(11,636)
Preferred dividends	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$121,389	$83,557	$441,049	$345,384

Weighted average common shares - basic	115,363	114,933	115,325	114,568
Effect of dilutive securities	205	296	267	305
Weighted average common shares - diluted	115,568	115,229	115,592	114,873
Earnings per common share - diluted	$1.05	$0.73	$3.82	$3.01
(1)
For the three and nine months ended September 30, 2022, 3.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive. For the three and nine months ended September 30, 2021, 3.5 million OP Units and 3.8 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and nine months ended September 30, 2022 and 2021, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Calculation of Earnings per common unit - basic
Net income	$125,703	$87,047	$455,840	$359,786
Net loss attributable to noncontrolling interests	—	—	293	—
Unvested restricted units (allocation of earnings)	(82)	(80)	(308)	(359)
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$124,699	$86,045	$453,059	$356,661

Weighted average common units - basic	118,564	118,430	118,528	118,389
Earnings per common unit - basic	$1.05	$0.73	$3.82	$3.01

Calculation of Earnings per common unit - diluted
Net income	$125,703	$87,047	$455,840	$359,786
Net loss attributable to noncontrolling interests	—	—	293	—
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$124,781	$86,125	$453,367	$357,020

Weighted average common units - basic	118,564	118,430	118,528	118,389
Effect of dilutive securities	205	296	267	305
Weighted average common units - diluted	118,769	118,726	118,795	118,694
Earnings per common unit - diluted	$1.05	$0.73	$3.82	$3.01

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2022	$9	$1,152	$7,191,920	$(1,199,216)	$(10,591)	$165,062	$19,780	$6,168,116
Net income	—	—	—	122,311	—	3,392	—	125,703
Other comprehensive income - derivative instruments	—	—	—	—	270	9	—	279
Issuance and registration of common shares	—	—	156	—	—	—	—	156
Shares repurchased and retired	—	—	(12)	—	—	—	—	(12)
Shares issued in exchange for common units	—	—	307	—	—	(307)	—	—
Redeemable stock fair market value adjustment	—	—	—	2,537	—	—	—	2,537
Adjustment for noncontrolling interests in Operating Partnership	—	—	(70)	—	—	70	—	—
Amortization of unearned compensation	—	—	4,203	—	—	—	—	4,203
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.2500 per share)	—	—	—	(144,309)	—	—	—	(144,309)
Dividends on noncontrolling interests units ($1.2500 per share)	—	—	—	—	—	(3,996)	—	(3,996)
EQUITY BALANCE SEPTEMBER 30, 2022	$9	$1,152	$7,196,504	$(1,219,599)	$(10,321)	$164,230	$19,780	$6,151,755

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2021	$9	$1,147	$7,201,885	$(1,272,694)	$(11,632)	$185,340	$16,612	$6,120,667
Net income	—	—	—	84,479	—	2,568	—	87,047
Other comprehensive income - derivative instruments	—	—	—	—	248	30	—	278
Issuance and registration of common shares	—	—	(103)	—	—	—	—	(103)
Exercise of stock options	—	—	12	—	—	—	—	12
Shares issued in exchange for common units	—	2	11,106	—	—	(11,108)	—	—
Redeemable stock fair market value adjustment	—	—	—	(2,356)	—	—	—	(2,356)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(22)	—	—	22	—	—
Amortization of unearned compensation	—	—	4,007	—	—	—	—	4,007
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.0250 per share)	—	—	—	(118,018)	—	—	—	(118,018)
Dividends on noncontrolling interests units ($1.0250 per share)	—	—	—	—	—	(3,486)	—	(3,486)
Contribution from noncontrolling interest	—	—	—	—	—	—	3,204	3,204
EQUITY BALANCE SEPTEMBER 30, 2021	$9	$1,149	$7,216,885	$(1,309,511)	$(11,384)	$173,366	$19,816	$6,090,330

Changes in MAA’s total equity and its components for the nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2021	$9	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907
Net income (loss)	—	—	—	443,815	—	12,318	(293)	455,840
Other comprehensive income - derivative instruments	—	—	—	—	811	24	—	835
Issuance and registration of common shares	—	1	(277)	—	—	—	—	(276)
Shares repurchased and retired	—	—	(14,043)	—	—	—	—	(14,043)
Exercise of stock options	—	—	28	—	—	—	—	28
Shares issued in exchange for common units	—	—	500	—	—	(500)	—	—
Redeemable stock fair market value adjustment	—	—	—	9,297	—	—	—	9,297
Adjustment for noncontrolling interests in Operating Partnership	—	—	1,251	—	—	(1,251)	—	—
Amortization of unearned compensation	—	—	15,532	—	—	—	—	15,532
Dividends on preferred stock	—	—		(2,766)	—	—	—	(2,766)
Dividends on common stock ($3.5875 per share)	—	—	—	(414,138)	—	—	—	(414,138)
Dividends on noncontrolling interests units ($3.5875 per share)	—	—	—	—	—	(11,477)	—	(11,477)
Acquisition of noncontrolling interest	—	—	(37,443)	—	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,086	2,086
EQUITY BALANCE SEPTEMBER 30, 2022	$9	$1,152	$7,196,504	$(1,219,599)	$(10,321)	$164,230	$19,780	$6,151,755

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2020	$9	$1,141	$7,176,793	$(1,294,182)	$(12,128)	$206,927	$9,848	$6,088,408
Net income	—	—	—	348,150	—	11,636	—	359,786
Other comprehensive income - derivative instruments	—	—	—	—	744	91	—	835
Issuance and registration of common shares	—	2	(438)	—	—	—	—	(436)
Shares repurchased and retired	—	—	(9,043)	—	—	—	—	(9,043)
Exercise of stock options	—	—	1,478	—	—	—	—	1,478
Shares issued in exchange for common units	—	6	33,266	—	—	(33,272)	—	—
Redeemable stock fair market value adjustment	—	—	—	(7,545)	—	—	—	(7,545)
Adjustment for noncontrolling interests in Operating Partnership	—	—	678	—	—	(678)	—	—
Amortization of unearned compensation	—	—	14,151	—	—	—	—	14,151
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($3.0750 per share)	—	—	—	(353,168)	—	—	—	(353,168)
Dividends on noncontrolling interests units ($3.0750 per share)	—	—	—	—	—	(11,338)	—	(11,338)
Contribution from noncontrolling interest	—	—	—	—	—	—	9,968	9,968
EQUITY BALANCE SEPTEMBER 30, 2021	$9	$1,149	$7,216,885	$(1,309,511)	$(11,384)	$173,366	$19,816	$6,090,330

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2022	$66,840	$5,927,241	$165,062	$(10,826)	$19,780	$6,168,097
Net income	922	121,389	3,392	—	—	125,703
Other comprehensive income - derivative instruments	—	—	—	279	—	279
Issuance of units	—	156	—	—	—	156
Units repurchased and retired	—	(12)	—	—	—	(12)
General partnership units issued in exchange for limited partnership units	—	307	(307)	—	—	—
Redeemable units fair market value adjustment	—	2,537	—	—	—	2,537
Adjustment for limited partners’ capital at redemption value	—	(79)	79	—	—	—
Amortization of unearned compensation	—	4,203	—	—	—	4,203
Distributions to preferred unitholders	(922)	—	—	—	—	(922)
Distributions to common unitholders ($1.2500 per unit)	—	(144,309)	(3,996)	—	—	(148,305)
CAPITAL BALANCE SEPTEMBER 30, 2022	$66,840	$5,911,433	$164,230	$(10,547)	$19,780	$6,151,736

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2021	$66,840	$5,863,795	$185,340	$(11,939)	$16,612	$6,120,648
Net income	922	83,557	2,568	—	—	87,047
Other comprehensive income - derivative instruments	—	—	—	278	—	278
Issuance of units	—	(103)	—	—	—	(103)
Exercise of unit options	—	12	—	—	—	12
General partnership units issued in exchange for limited partnership units	—	11,108	(11,108)	—	—	—
Redeemable units fair market value adjustment	—	(2,356)	—	—	—	(2,356)
Adjustment for limited partners’ capital at redemption value	—	(52)	52	—	—	—
Amortization of unearned compensation	—	4,007	—	—	—	4,007
Distributions to preferred unitholders	(922)	—	—	—	—	(922)
Distributions to common unitholders ($1.0250 per unit)	—	(118,018)	(3,486)	—	—	(121,504)
Contribution from noncontrolling interest	—	—	—	—	3,204	3,204
CAPITAL BALANCE SEPTEMBER 30, 2021	$66,840	$5,841,950	$173,366	$(11,661)	$19,816	$6,090,311

Changes in MAALP’s total capital and its components for the nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2021	$66,840	$5,909,700	$165,116	$(11,382)	$23,614	$6,153,888
Net income (loss)	2,766	441,049	12,318	—	(293)	455,840
Other comprehensive income - derivative instruments	—	—	—	835	—	835
Issuance of units	—	(276)	—	—	—	(276)
Units repurchased and retired	—	(14,043)	—	—	—	(14,043)
Exercise of unit options	—	28	—	—	—	28
General partnership units issued in exchange for limited partnership units	—	500	(500)	—	—	—
Redeemable units fair market value adjustment	—	9,297	—	—	—	9,297
Adjustment for limited partners’ capital at redemption value	—	1,227	(1,227)	—	—	—
Amortization of unearned compensation	—	15,532	—	—	—	15,532
Distributions to preferred unitholders	(2,766)	—	—	—	—	(2,766)
Distributions to common unitholders ($3.5875 per unit)	—	(414,138)	(11,477)	—	—	(425,615)
Acquisition of noncontrolling interest	—	(37,443)	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	2,086	2,086
CAPITAL BALANCE SEPTEMBER 30, 2022	$66,840	$5,911,433	$164,230	$(10,547)	$19,780	$6,151,736

	Mid-America Apartments, L.P. Unitholders’ Capital
	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2020	$66,840	$5,817,270	$206,927	$(12,496)	$9,848	$6,088,389
Net income	2,766	345,384	11,636	—	—	359,786
Other comprehensive income - derivative instruments	—	—	—	835	—	835
Issuance of units	—	(436)	—	—	—	(436)
Units repurchased and retired	—	(9,043)	—	—	—	(9,043)
Exercise of unit options	—	1,478	—	—	—	1,478
General partnership units issued in exchange for limited partnership units	—	33,272	(33,272)	—	—	—
Redeemable units fair market value adjustment	—	(7,545)	—	—	—	(7,545)
Adjustment for limited partners’ capital at redemption value	—	587	(587)	—	—	—
Amortization of unearned compensation	—	14,151	—	—	—	14,151
Distributions to preferred unitholders	(2,766)	—	—	—	—	(2,766)
Distributions to common unitholders ($3.0750 per unit)	—	(353,168)	(11,338)	—	—	(364,506)
Contribution from noncontrolling interest	—	—	—	—	9,968	9,968
CAPITAL BALANCE SEPTEMBER 30, 2021	$66,840	$5,841,950	$173,366	$(11,661)	$19,816	$6,090,311

6. Borrowings

The following table summarizes the Company’s outstanding debt as of September 30, 2022 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,050,000	3.4%	5/14/2029
Variable rate commercial paper program	125,000	3.4%	10/3/2022
Debt issuance costs, discounts, premiums and fair market value adjustments	(20,180)
Total unsecured debt	$4,154,820	3.3%
Secured debt
Fixed rate property mortgages	$367,512	4.4%	10/19/2048
Debt issuance costs	(3,181)
Total secured debt	$364,331	4.4%
Total outstanding debt	$4,519,151	3.4%

Unsecured Revolving Credit Facility

In July 2022, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.25 billion with an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of September 30, 2022, there was no outstanding balance under the revolving credit facility, while $4.3 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days. In September 2022, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding from time to time under the program from $500.0 million to $625.0 million. As of September 30, 2022, there was a $125.0 million outstanding balance under the commercial paper program. For the three months ended September 30, 2022, the average daily borrowings outstanding under the commercial paper program were $29.8 million.

Unsecured Senior Notes

As of September 30, 2022, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2029.

In September 2022, MAALP retired the remaining $125.0 million portion of its publicly issued unsecured senior notes due in December 2022.

Secured Property Mortgages

As of September 30, 2022, MAALP had $367.5 million of fixed rate conventional property mortgages with a weighted average maturity in 2048.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of September 30, 2022 and December 31, 2021 totaled $4.4 billion and $4.5 billion, respectively, and had estimated fair values of $3.9 billion and $4.8 billion (excluding prepayment penalties) as of September 30, 2022 and December 31, 2021, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying value of variable rate debt as of September 30, 2022 totaled $125.0 million and had an estimated fair value of $125.0 million. As of December 31, 2021, the Company had no variable rate debt outstanding.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2022, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, coupon yields on preferred stock issuances from REITs with similar credit ratings as MAA and treasury rates to estimate the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the fair value of the embedded derivative was $24.1 million and $34.5 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of September 30, 2022 and December 31, 2021 were classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and the fair value valuation of the marketable equity securities held as of September 30, 2022 was classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of September 30, 2022, the Company had $10.5 million recorded in “Accumulated other comprehensive loss”, or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next twelve months, the Company estimates an additional $1.1 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2022	2021
Terminated interest rate swaps	Interest expense	$(279)	$(278)
		Nine months ended September 30,
		2022	2021
Terminated interest rate swaps	Interest expense	$(835)	$(835)

		(Loss) Gain Recognized in Earnings on Derivative
	Location of (Loss) Gain Recognized	Three months ended September 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2022	2021
Preferred stock embedded derivative	Other non-operating expense (income)	$(425)	$13,432
		Nine months ended September 30,
		2022	2021
Preferred stock embedded derivative	Other non-operating expense (income)	$(10,364)	$11,492

8. Shareholders’ Equity of MAA

As of September 30, 2022, 115,447,252 shares of common stock of MAA and 3,196,429 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,643,681 common shares and units. As of September 30, 2021, 115,138,323 shares of common stock of MAA and 3,402,682 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,541,005 common shares and units. Options to purchase 463 shares of MAA’s common stock were outstanding as of September 30, 2022, compared to 813 outstanding options as of September 30, 2021. During the nine months ended September 30, 2022 and 2021, MAA issued 350 common shares and 19,032 common shares, respectively, related to the exercise of stock options. These exercises resulted in net proceeds that were negligible during the nine months ended September 30, 2022 and $1.5 million during the nine months ended September 30, 2021.

Preferred Stock

As of September 30, 2022, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which price is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of September 30, 2022. MAA generally has the ability to determine the dates and method of settlement

(i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances, provided that settlement under each forward sale agreement must occur by February 2, 2023. MAA currently expects to fully physically settle each forward sale agreement with the relevant forward purchaser on one or more dates specified by MAA on or prior to the maturity date of the particular forward sale agreement, in which case MAA expects to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. For the three months ended September 30, 2022, the impact of the forward sale agreements was not dilutive to the Company’s diluted earnings per share. For the nine months ended September 30, 2022, approximately 17 thousand shares from the equity forward sale agreements were dilutive to the Company’s diluted earnings per share.

At-the-Market Share Offering Program

In November 2021, the Company entered into an equity distribution agreement to establish a new at-the-market, or ATM, share offering program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three and nine months ended September 30, 2022 and 2021, MAA did not sell any shares of common stock under its ATM program. As of September 30, 2022, 4.0 million shares remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of September 30, 2022, there were 118,643,681 OP Units outstanding, 115,447,252, or 97.3%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,196,429 OP Units were Class A OP Units owned by Class A limited partners. As of September 30, 2021, there were 118,541,005 OP Units outstanding, 115,138,323, or 97.1%, of which were owned by MAA and 3,402,682 of which were owned by the Class A limited partners.

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

As of September 30, 2022, a total of 3,196,429 Class A OP Units were outstanding and redeemable for 3,196,429 shares of MAA common stock, with an approximate value of $495.7 million, based on the closing price of MAA’s common stock on September 30, 2022 of $155.07 per share. As of September 30, 2021, a total of 3,402,682 Class A OP Units were outstanding and redeemable for 3,402,682 shares of MAA common stock, with an approximate value of $635.5 million, based on the closing price of MAA’s common stock on September 30, 2021 of $186.75 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of September 30, 2022, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of September 30, 2022, 867,846 units of the MAALP Series I preferred units were outstanding. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to immaterial office and equipment operating leases. As of September 30, 2022, the Company’s operating leases had a weighted average remaining lease term of approximately 33 years and a weighted average discount rate of approximately 4.4%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2022 (in thousands):

Operating Leases
2022	$730
2023	2,885
2024	2,862
2025	2,872
2026	2,920
Thereafter	59,993
Total minimum lease payments	72,262
Net present value adjustments	(43,110)
Right-of-use lease liabilities	$29,152

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

As of September 30, 2022 and December 31, 2021, the Company’s accrual for loss contingencies relating to unresolved legal matters was $2.0 million and $5.2 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11. Segment Information

As of September 30, 2022, the Company owned and operated 292 multifamily apartment communities (which does not include development communities under construction) in 15 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

The following reflects the two reportable segments for the Company:

•
Same Store includes communities that the Company has owned and have been stabilized for at least a full 12 months as of the first day of the calendar year.
•
Non-Same Store and Other includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have experienced a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in Non-Same Store and Other are non-multifamily activities and storm related expenses related to Hurricane Ian.

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

Revenues and NOI for each reportable segment for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Same Store
Rental revenues	$492,215	$429,267	$1,412,358	$1,243,540
Other property revenues	3,162	2,939	9,656	9,215
Total Same Store revenues	495,377	432,206	1,422,014	1,252,755
Non-Same Store and Other
Rental revenues	24,278	20,210	68,382	60,885
Other property revenues	1,128	159	1,505	867
Total Non-Same Store and Other revenues	25,406	20,369	69,887	61,752
Total rental and other property revenues	$520,783	$452,575	$1,491,901	$1,314,507
Net Operating Income:
Same Store NOI	$315,616	$268,882	$910,496	$777,147
Non-Same Store and Other NOI	13,744	10,855	38,885	33,293
Total NOI	329,360	279,737	949,381	810,440
Depreciation and amortization	(136,879)	(134,611)	(404,761)	(397,938)
Property management expenses	(16,262)	(13,831)	(48,429)	(40,522)
General and administrative expenses	(12,188)	(12,670)	(44,091)	(38,763)
Interest expense	(38,637)	(39,234)	(116,663)	(117,773)
(Loss) gain on sale of depreciable real estate assets	(1)	(313)	131,963	134,515
Gain on sale of non-depreciable real estate assets	431	170	809	202
Other non-operating (expense) income	(1,718)	10,344	(19,248)	14,557
Income tax benefit (expense)	1,256	(2,803)	5,750	(5,847)
Income from real estate joint venture	341	258	1,129	915
Net income attributable to noncontrolling interests	(3,392)	(2,568)	(12,025)	(11,636)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders	$121,389	$83,557	$441,049	$345,384

Assets for each reportable segment as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Same Store	$9,767,996	$9,907,740
Non-Same Store and Other	1,390,173	1,106,039
Corporate assets	180,058	271,403
Total assets	$11,338,227	$11,285,182

12. Real Estate Acquisitions and Dispositions

During the nine months ended September 30, 2022, the Company acquired a 196-unit multifamily apartment community located in the Tampa, Florida market for approximately $73 million and a 344-unit multifamily apartment community located in the Charlotte, North Carolina market for approximately $140 million. The following table reflects the Company’s acquisition activity for the nine months ended September 30, 2022:

Multifamily Acquisitions	Market	Units	Date Acquired
MAA Hampton Preserve II	Tampa, FL	196	July 2022
MAA LoSo	Charlotte, NC	344	September 2022

Land Acquisitions	Market	Acres	Date Acquired
MAA Florida Street Station	Denver, CO	4	March 2022
MAA Packing District	Orlando, FL	4	May 2022
MAA Panorama	Denver, CO	6	July 2022

During the nine months ended September 30, 2022, the Company closed on two dispositions in the Fort Worth, Texas market and received combined gross proceeds of approximately $167 million and recognized a combined gain on the sale of depreciable real estate assets of approximately $132 million. The following table reflects the Company’s disposition activity for the nine months ended September 30, 2022:

Multifamily Dispositions	Market	Units	Date Sold
MAA Deer Run	Fort Worth, TX	304	June 2022
MAA Oakbend	Fort Worth, TX	426	June 2022

Land Dispositions	Market	Acres	Date Sold
Colonial Promenade	Huntsville, AL	2	April 2022
Colonial Promenade	Huntsville, AL	3	August 2022

As of September 30, 2022, a 396-unit multifamily apartment community located in Maryland was classified as held for sale. The criteria for classifying the community as held for sale were met during September 2022, and the property remained in our portfolio as of September 30, 2022. As a result, the assets and liabilities associated with the community were presented as “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022. Subsequent to the September 30, 2022 balance sheet date, but prior to the filing date of this Quarterly Report on Form 10-Q, the Company closed on the disposition of the community and received gross proceeds of approximately $104 million, resulting in an expected gain on the sale of depreciable real estate assets of approximately $37 million that will be recorded in the fourth quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.3% interest as of September 30, 2022. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of September 30, 2022, we owned and operated 292 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and we had an ownership interest in one apartment community through an unconsolidated real estate joint venture and had five development communities under construction. In addition, as of September 30, 2022, 34 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of September 30, 2022.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have experienced a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities and storm related expenses related to Hurricane Ian. Additional information regarding the composition of our segments is included in Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
•
extreme weather and natural disasters;
•
disease outbreaks and other public health events, such as the COVID-19 pandemic, and measures that are taken by federal, state, and local governmental authorities in response to such outbreaks and events;
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

Overview of the Three Months Ended September 30, 2022

For the three months ended September 30, 2022, net income available for MAA common shareholders was $121.4 million as compared to $83.6 million for the three months ended September 30, 2021. Results for the three months ended September 30, 2022 included $0.4 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. Results for the three months ended September 30, 2021 included $13.4 million of non-cash gain related to the embedded derivative in the MAA Series I preferred shares. Revenues for the three months ended September 30, 2022 increased 15.1% as compared to the three months ended September 30, 2021, driven by a 14.6% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2022 increased by 10.8% as compared to the three months ended September 30, 2021, driven by a 10.1% increase in our Same Store segment. The drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended September 30, 2022, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit in our Same Store segment continued to increase from the prior year, up 16.7% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

In addition, for the three months ended September 30, 2022, average physical occupancy for our Same Store segment was 95.8%, as compared to 96.4% for the three months ended September 30, 2021. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

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

Though demand for apartments moderated during the third quarter of 2022, we were able to maintain strong rent growth. Demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration. While our rent growth and rent collection trends in the third quarter of 2022 were strong, we continue to monitor pressures surrounding inflation trends and supply chain challenges. A worsening of the current environment could contribute to uncertain rent collections going forward and suppress demand for apartments and would likely drive rent growth on new leases and renewals lower than what we achieved in the three and nine months ended September 30, 2022. Current elevated supply levels could further affect rent growth for our portfolio, though we expect the demand side to continue to be more impactful over the long term. Supply chain and inflationary pressures have driven higher operating expenses during the three and nine months ended September 30, 2022, particularly in personnel, repairs and maintenance and real estate taxes, and this trend may continue going forward.

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

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

For the three months ended September 30, 2022, we achieved net income available for MAA common shareholders of $121.4 million, a 45.3% increase as compared to the three months ended September 30, 2021, and total revenue growth of $68.2 million, representing a 15.1% increase in property revenues as compared to the three months ended September 30, 2021. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Property Revenues

The following table reflects our property revenues by segment for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three months ended September 30,
	2022	2021	Increase	% Increase
Same Store	$495,377	$432,206	$63,171	14.6%
Non-Same Store and Other	25,406	20,369	5,037	24.7%
Total	$520,783	$452,575	$68,208	15.1%

The increase in rental revenues for our Same Store segment for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was the primary driver of total property revenue growth. The Same Store segment generated a 14.6% increase in revenues for the three months ended September 30, 2022, primarily the result of average effective rent per unit growth of 16.7% as compared to the three months ended September 30, 2021. The increase in property revenues from the Non-Same Store and Other segment for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 was primarily the result of increased revenues from recently completed development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three months ended September 30,
	2022	2021	Increase	% Increase
Same Store	$179,761	$163,324	$16,437	10.1%
Non-Same Store and Other	11,662	9,514	2,148	22.6%
Total	$191,423	$172,838	$18,585	10.8%

The increase in property operating expenses for our Same Store segment for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by increases in real estate tax expense of $5.6 million, personnel expense of $3.3 million, building repairs and maintenance of $2.7 million, utilities expense of $2.4 million, and office operations expense of $1.5 million. The increase in property operating expenses from the Non-Same Store and Other segment for the three months ended September 30, 2022 as compared to three months ended September 30, 2021 was primarily the result of $1.6 million in storm-related expenses related to Hurricane Ian that are recorded in Non-Same Store and Other operating expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2022 was $136.9 million, an increase of $2.3 million as compared to the three months ended September 30, 2021. The increase was primarily driven by the recognition of depreciation expense associated with our development and capital spend activities completed after September 30, 2021 in the normal course of business through September 30, 2022.

Other Income and Expenses

Property management expenses for the three months ended September 30, 2022 were $16.3 million, an increase of $2.4 million as compared to the three months ended September 30, 2021. General and administrative expenses for the three months ended September 30, 2022 were $12.2 million, a decrease of $0.5 million as compared to the three months ended September 30, 2021.

Interest expense for the three months ended September 30, 2022 was $38.6 million, consistent with the three months ended September 30, 2021.

Other non-operating expense (income) for the three months ended September 30, 2022 was $1.7 million of expense as compared to $10.3 million of income for the three months ended September 30, 2021, a decrease of $12.1 million. The expense for the three months ended September 30, 2022 was driven by $0.4 million of non-cash loss related to the fair value adjustment of the embedded derivative and $8.2 million of non-cash loss from investments, partially offset by $7.0 million in casualty gains primarily due to winter storm Uri. The income for the three months ended September 30, 2021 was driven by $13.4 million of non-cash gain related to the fair value adjustment of the embedded derivative and $10.1 million of non-cash gain from investments, partially offset by $13.4 million of debt extinguishment costs.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

For the nine months ended September 30, 2022, we achieved net income available for MAA common shareholders of $441.0 million, a 27.7% increase as compared to the nine months ended September 30, 2021, and total revenue growth of $177.4 million, representing a 13.5% increase in property revenues as compared to the nine months ended September 30, 2021. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Property Revenues

The following table reflects our property revenues by segment for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine months ended September 30,
	2022	2021	Increase	% Increase
Same Store	$1,422,014	$1,252,755	$169,259	13.5%
Non-Same Store and Other	69,887	61,752	8,135	13.2%
Total	$1,491,901	$1,314,507	$177,394	13.5%

The increase in rental revenues for our Same Store segment for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was the primary driver of total property revenue growth. The Same Store segment generated a 13.5% increase in revenues for the nine months ended September 30, 2022, primarily the result of average effective rent per unit growth of 14.5% as compared to the nine months ended September 30, 2021. The increase in property revenues from the Non-Same Store and Other segment for the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021 was primarily the result of increased revenues from recently completed development communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine months ended September 30,
	2022	2021	Increase	% Increase
Same Store	$511,518	$475,608	$35,910	7.6%
Non-Same Store and Other	31,002	28,459	2,543	8.9%
Total	$542,520	$504,067	$38,453	7.6%

The increase in property operating expenses for our Same Store segment for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by increases in real estate tax expense of $9.2 million, personnel expense of $7.7 million, building repairs and maintenance of $7.1 million, utilities expense of $4.9 million, office operations expense of $3.7 million and insurance expense of $2.3 million. The increase in property operating expenses for our Non-Same Store and Other segment for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily the result of $1.6 million in storm-related expenses related to Hurricane Ian that are recorded in Non-Same Store and Other operating expenses.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2022 was $404.8 million, an increase of $6.8 million as compared to the nine months ended September 30, 2021. The increase was primarily driven by the recognition of depreciation expense associated with our development and capital spend activities completed after September 30, 2021 in the normal course of business through September 30, 2022.

Other Income and Expenses

Property management expenses for the nine months ended September 30, 2022 were $48.4 million, an increase of $7.9 million as compared to the nine months ended September 30, 2021. General and administrative expenses for the nine months ended September 30, 2022 were $44.1 million, an increase of $5.3 million as compared to the nine months ended September 30, 2021.

Interest expense for the nine months ended September 30, 2022 was $116.7 million, a decrease of $1.1 million as compared to the nine months ended September 30, 2021. The decrease was primarily due to a decrease in our effective interest rate during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, we disposed of two apartment communities, resulting in gains on sale of depreciable assets of $132.0 million. For the nine months ended September 30, 2021, we disposed of four apartment communities, resulting in gains on sale of depreciable assets of $134.5 million.

Other non-operating expense (income) for the nine months ended September 30, 2022 was $19.2 million of expense as compared to $14.6 million of income for the nine months ended September 30, 2021, a decrease of $33.8 million. The expense for the nine months ended September 30, 2022 was driven by $10.4 million of non-cash loss related to the fair value adjustment of the embedded derivative and $39.3 million of non-cash loss from investments, partially offset by $29.2 million in casualty gains primarily due to winter storm Uri. The income for the nine months ended September 30, 2021 was driven by $11.5 million of non-cash gain related to the fair value adjustment of the embedded derivative and $18.0 million of non-cash gain from investments, partially offset by $13.4 million of debt extinguishment costs and $0.9 million of COVID-19 related expenses.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the three and nine months ended September 30, 2022 and 2021, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income available for MAA common shareholders	$121,389	$83,557	$441,049	$345,384
Depreciation and amortization of real estate assets	135,023	132,803	399,366	392,586
Loss (gain) on sale of depreciable real estate assets	1	313	(131,963)	(134,515)
Depreciation and amortization of real estate assets of real estate joint venture	156	154	466	463
Net income attributable to noncontrolling interests	3,392	2,568	12,025	11,636
FFO attributable to the Company	259,961	219,395	720,943	615,554
Loss (gain) from embedded derivative in preferred shares(1)	425	(13,432)	10,364	(11,492)
Gain on sale of non-depreciable real estate assets	(431)	(170)	(809)	(202)
Loss (gain) on investments, net of tax(1)(2)	6,470	(7,985)	31,036	(14,231)
Net casualty (gain) loss and other settlement proceeds(3)	(7,046)	244	(29,171)	2,004
Loss on debt extinguishment(1)	47	13,354	47	13,391
Legal costs and settlements, net(1)	—	(700)	535	(716)
COVID-19 related costs(1)	60	492	502	911
Mark-to-market debt adjustments(4)	19	67	90	234
Core FFO	$259,505	$211,265	$733,537	$605,453
(1)
Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)
For the three and nine months ended September 30, 2022, loss (gain) on investments are presented net of tax benefit of $1.7 million and $8.3 million, respectively. For the three and nine months ended September 30, 2021, loss (gain) on investments are presented net of tax expense of $2.1 million and $3.8 million, respectively.
(3)
For the three and nine months ended September 30, 2022, we recognized a gain of $7.2 million and $27.6 million, respectively, from the receipt of insurance proceeds that exceeded our casualty losses related to winter storm Uri. The gain is reflected in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, we incurred casualty losses related to winter storm Uri. The majority of the casualty losses have been reimbursed through insurance coverage. A receivable was recognized in “Other non-operating expense (income)” for the recorded losses that we expected to recover. Additional costs related to the storm that were not expected to be recovered through insurance coverage, along with other unrelated casualty losses and recoveries, are also reflected in this adjustment. The adjustment is primarily included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(4)
Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO for the three months ended September 30, 2022 was $259.5 million, an increase of $48.2 million as compared to the three months ended September 30, 2021, primarily as a result of an increase in property revenues of $68.2 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $18.6 million and property management expenses of $2.4 million.

Core FFO for the nine months ended September 30, 2022 was $733.5 million, an increase of $128.1 million as compared to the nine months ended September 30, 2021, primarily as a result of an increase in property revenues of $177.4 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $38.5 million, property management expenses of $7.9 million and general and administrative expenses of $5.3 million.

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

As of September 30, 2022, we had $1.2 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $807.3 million for the nine months ended September 30, 2022 as compared to $678.3 million for the nine months ended September 30, 2021. The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $414.6 million for the nine months ended September 30, 2022 as compared to $269.7 million for the nine months ended September 30, 2021. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		(Decrease) Increase
	2022	2021	in Net Cash
Purchases of real estate and other assets	$(252,628)	$(46,028)	$(206,600)
Capital improvements and other	(219,221)	(208,563)	(10,658)
Development costs	(124,262)	(179,810)	55,548
Contributions to affiliates	(11,100)	(1,971)	(9,129)
Proceeds from real estate asset dispositions	165,827	158,812	7,015
Proceeds from insurance recoveries	26,385	7,422	18,963

The increase in cash outflows for purchases of real estate and other assets was driven by the nature of the real estate assets acquired during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we acquired two apartment communities. No apartment communities were acquired during the nine months ended September 30, 2021. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment and repositioning activities and recurring capital replacements, partially offset by decreased reconstruction-related capital expenditures relating to winter storm Uri during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease in cash outflows for development costs was primarily driven by decreased development spend during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in cash outflows for contributions to affiliates was driven by investments in the technology-focused limited partnerships during the nine months ended September 30, 2022, while less limited partnership contributions were made during the nine months ended September 30, 2021. The increase in cash inflows from proceeds from real estate asset dispositions was driven by the nature of the real estate assets sold during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we sold two apartment communities as compared to four apartment communities during the nine months ended September 30, 2021. The increase in cash inflows from proceeds from insurance recoveries was driven by insurance reimbursements received for casualty claims related to winter storm Uri during the nine months ended September 30, 2022.

Cash Flows from Financing Activities

Net cash used in financing activities was $469.7 million for the nine months ended September 30, 2022 as compared to $402.7 million for the nine months ended September 30, 2021. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the nine months ended September 30,		Increase (Decrease)
	2022	2021	in Net Cash
Net change in commercial paper	$125,000	$(147,000)	$272,000
Proceeds from notes payable	—	594,423	(594,423)
Principal payments on notes payable	(126,043)	(466,817)	340,774
Dividends paid on common shares	(395,258)	(352,384)	(42,874)
Acquisition of noncontrolling interests	(43,070)	—	(43,070)

The increase in cash inflows related to the net change in commercial paper resulted from the increase in net borrowings of $125.0 million on our commercial paper program during the nine months ended September 30, 2022 as compared to the decrease in net borrowings of $147.0 million on our commercial paper program during the nine months ended September 30, 2021. The decrease in cash inflows related to proceeds from notes payable primarily resulted from no issuance of unsecured senior notes during the nine months ended September 30, 2022 as compared to the issuance of $600.0 million of unsecured senior notes during the nine months ended September 30, 2021. The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of $125.0 million of unsecured senior notes during the nine months ended September 30, 2022 as compared to the retirement of $222.0 million of senior unsecured private placement notes, $125.0 million of unsecured senior notes and $118.6 million of property mortgages during the nine months ended September 30, 2021. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $3.425 per share during the nine months ended September 30, 2022 as compared to the dividend rate of $3.075 per share during the nine months ended September 30, 2021. The increase in cash outflows from the acquisition of noncontrolling interests resulted from the acquisition of the noncontrolling interest of a consolidated real estate entity for $43.1 million during the nine months ended September 30, 2022.

Debt

The following schedule reflects our debt outstanding as of September 30, 2022 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$4,050,000	6.6	3.4%
Variable rate commercial paper	125,000	0.1	3.4%
Debt issuance costs, discounts, premiums and fair market value adjustments	(20,180)
Total unsecured debt	$4,154,820	6.4	3.4%
Secured debt
Fixed rate property mortgages	$367,512	26.1	4.4%
Debt issuance costs	(3,181)
Total secured debt	$364,331	26.1	4.4%
Total debt	$4,519,151	8.0	3.4%
Total fixed rate debt	$4,394,151	8.2	3.4%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of September 30, 2022 (dollars in thousands):

	Commercial Paper & Revolving Credit Facility⁽¹⁾⁽²⁾	Senior Notes	Property Mortgages	Total
2022	$125,000	$—	$—	$125,000
2023	—	349,340	—	349,340
2024	—	398,637	—	398,637
2025	—	397,580	4,347	401,927
2026	—	297,009	—	297,009
2027	—	596,351	—	596,351
2028	—	396,543	—	396,543
2029	—	559,415	—	559,415
2030	—	297,456	—	297,456
2031	—	444,819	—	444,819
Thereafter	—	292,670	359,984	652,654
Total	$125,000	$4,029,820	$364,331	$4,519,151
(1)
As of September 30, 2022, borrowings totaling $125.0 million were outstanding under MAALP’s unsecured commercial paper program. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the three months ended September 30, 2022, average daily borrowings outstanding under the commercial paper program were $29.8 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of September 30, 2022.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of September 30, 2022 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2023	$349,340	4.2%
2024	398,637	4.0%
2025	401,927	4.2%
2026	297,009	1.2%
2027	596,351	3.7%
2028	396,543	4.2%
2029	559,415	3.7%
2030	297,456	3.1%
2031	444,819	1.8%
Thereafter	652,654	3.8%
Total	$4,394,151	3.4%

Unsecured Revolving Credit Facility & Commercial Paper

In July 2022, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.25 billion with an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of September 30, 2022, there was no outstanding balance under the revolving credit facility, while $4.3 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days. In September 2022, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding from time to time under the program from $500.0 million to $625.0 million. As of September 30, 2022, there were $125.0 million of borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of September 30, 2022, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding.

In September 2022, MAALP retired the remaining $125.0 million portion of its publicly issued unsecured senior notes due in December 2022.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of September 30, 2022, we had $367.5 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of September 30, 2022, MAA owned 115,447,252 OP Units, comprising a 97.3% limited partnership interest in MAALP, while the remaining 3,196,429 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,196,429 shares of its common stock that, as of September 30, 2022, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of September 30, 2022. Subject to certain conditions, we generally have the right to elect cash or net share settlement under the forward sale agreements, although we expect to settle the forward sale agreements entirely by the full physical delivery of shares of MAA’s common stock in exchange for cash proceeds. We intend to use any cash proceeds upon settlement of the forward sale agreements to fund our development and redevelopment activities, among other potential uses.

In November 2021, the Company entered into an equity distribution agreement to establish a new at-the-market, or ATM, share offering program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the nine months ended September 30, 2022 and 2021, MAA did not sell any shares of common stock under its ATM program. As of September 30, 2022, there were 4.0 million shares remaining under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of September 30, 2022, we had $125.4 million of outstanding debt obligations that will mature in the year ending December 31, 2022, and we were obligated to make $46.3 million of additional interest payments on fixed rate debt obligations in the year ending December 31, 2022. For a schedule of the maturity dates of our outstanding debt beyond 2022, see the “Liquidity and Capital Resources - Debt” section above. As of September 30, 2022, we also had obligations to make additional capital contributions to four technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of September 30, 2022, we had committed to make additional capital contributions totaling up to $32.9 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but we expect to incur in the ordinary course of our business.

As of September 30, 2022, we had five development communities under construction totaling 1,759 apartment units once complete. Expected total costs for the five development projects are $444.0 million, of which $266.1 million had been incurred through September 30, 2022. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2022, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be less than our total capital expenditures for the year ended December 31, 2021 primarily due to a lesser number of communities under development in the year ending December 31, 2022 as compared to the year ended December 31, 2021. We expect to have additional development projects in the future.

During the three months ended September 30, 2022, we funded the acquisitions of two multifamily apartment communities for $73.0 million and $140.0 million primarily from the proceeds we received from the sale of multifamily apartment communities in 2022.

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

Legal Matter

In October 2022, six plaintiffs individually and on behalf of a purported class of plaintiffs, filed a complaint against RealPage, Inc., Greystar Real Estate Partners, LLC, Lincoln Property Co., FPI Management, Inc., MAA, Avenue5 Residential, LLC, Equity Residential, Essex Property Trust, Inc., Thrive Communities Management, LLC and Security Properties, Inc. in the United States District Court for the Southern District of California. The lawsuit alleges that RealPage and lessors of multifamily residential real estate conspired to artificially inflate the prices of multifamily residential real estate above competitive levels. The plaintiffs are seeking monetary damages and attorneys’ fees and costs and injunctive relief. We believe the lawsuit is without merit and will vigorously defend the action.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, for discussions of our critical accounting estimates. During the three months ended September 30, 2022, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of September 30, 2022, 19.7% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of September 30, 2022, 97.2% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
July 1, 2022 - July 31, 2022	—	$—	—	4,000,000
August 1, 2022 - August 31, 2022	13	$179.54	—	4,000,000
September 1, 2022 - September 30, 2022	54	$165.95	—	4,000,000
Total	67		—	4,000,000
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

3.2

Fourth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of March 13, 2018 (Filed as Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 and incorporated herein by reference)

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference)

3.4

Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

3.5

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference)

10.1

Fourth Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, KeyBank National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, Citibank, N.A., TD Bank, N.A., and Mizuho Bank, LTD., as Co-Documentation Agents, and the lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2022 and incorporated herein by reference)

10.2†	Retirement and Transition Services Agreement by and between the Registrants and Thomas L. Grimes, Jr.

31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files submitted pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (Inline XBRL)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 27, 2022	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 27, 2022		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)