Form 10-K
period 2022-12-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2023-02-14
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Mid-America Apartment Communities, Inc. ☒
Mid-America Apartments, L.P. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

The aggregate market value of the 79,918,312 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $14.0 billion based on the closing price of $174.67 as reported on the New York Stock Exchange on June 30, 2022. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 9, 2023, there were 116,598,821 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 16, 2023 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2022.

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2022 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.3% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders.”

As of December 31, 2022, MAA owned 115,480,336 OP Units (97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Note Regarding Forward-Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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
•
extreme weather and natural disasters;
•
disease outbreaks and other public health events, and measures that are taken by federal, state, and local governmental authorities in response to such outbreaks and events;
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

PART I

Item 1. Business.

Overview

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2022, we maintained full or partial ownership of apartment communities, including communities currently in development, across 16 states and the District of Columbia, summarized as follows:

Multifamily	Communities (1)		Units
Consolidated	296	(2)	99,407	(3)
Unconsolidated	1		269
Total	297		99,676
(1)
As of December 31, 2022, 34 of the Company’s apartment communities included retail components.
(2)
Number of communities includes six communities under development as of December 31, 2022.
(3)
Number of units excludes development units not yet delivered as of December 31, 2022.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 115,480,336 OP Units, comprising a 97.3% partnership interest in the Operating Partnership as of December 31, 2022. MAA and MAALP were formed in Tennessee in 1993.

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

Investment in technology continues to drive operating efficiencies in our business and helps us to better meet the changing needs of our residents. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week and complete online leasing applications, leases and renewals through our web-based resident portal. Interacting with our residents through such technology has allowed us to improve resident satisfaction ratings and increase the efficiency of our operating teams. We continue to invest in technology to enable potential residents to examine their future homes both online (virtual touring) or by self-guided tour (self-touring) in addition to the more traditional guided tour.

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

We acquired the following properties during the year ended December 31, 2022:

Multifamily Acquisitions	Market	Units	Date Acquired
MAA Hampton Preserve II	Tampa, FL	196	July 2022
MAA LoSo	Charlotte, NC	344	September 2022

Land Acquisitions	Market	Acres	Date Acquired
MAA Florida Street Station	Denver, CO	4	March 2022
MAA Packing District	Orlando, FL	4	May 2022
MAA Panorama	Denver, CO	6	July 2022
MAA Nixie	Raleigh, NC	6	November 2022
Alta 10th (1)	Charlotte, NC	3	December 2022

(1)
Represents a pre-purchase multifamily development. Approximately $10 million has been funded as of December 31, 2022, primarily related to land, with development expected to begin in the second half of 2023. MAA owns 95% of the joint venture that owns this property.

Development activities may be conducted through wholly-owned entities or through joint ventures with our pre-purchase transaction partners. Typically, fixed price construction contracts are signed with unrelated parties to minimize construction risk. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. During the year ended December 31, 2022, we incurred $172.1 million in development costs and completed three development projects.

The following multifamily projects were under development as of December 31, 2022 (dollars in thousands):

Project	Market	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
Novel West Midtown (1)	Atlanta, GA	340	—	$72,536	$89,500	$263	3rd Quarter 2023
Novel Daybreak (1)	Salt Lake City, UT	400	—	74,195	94,000	235	4th Quarter 2023
Novel Val Vista (1)	Phoenix, AZ	317	—	57,646	77,200	244	1st Quarter 2024
MAA Milepost 35	Denver, CO	352	—	41,324	125,000	355	4th Quarter 2024
MAA Nixie	Raleigh, NC	406	—	13,445	145,500	358	3rd Quarter 2025
MAA Breakwater	Tampa, FL	495	—	32,553	197,500	399	4th Quarter 2025
Total		2,310	—	$291,699	$728,700
(1)
This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 80% of the joint venture that owns this property.

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional equity or debt capital. In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual properties, considering the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2022, we disposed of four multifamily communities totaling 1,414 units, and two land parcels totaling approximately five acres.

Property Redevelopment and Repositioning Activity

We focus on both interior unit upgrades and property amenity and common area upgrades above and beyond routine capital upkeep on our apartment communities that we believe have the ability to support additional rent growth. During the year ended December 31, 2022, we renovated the kitchen and bathroom of 6,574 apartment units at an average cost of $6,109 per apartment unit, achieving average rental rate increases of 10.0% above the normal market rate for similar but non-renovated apartment units.

We have installed smart home technology (unit entry locks, mobile control of lights and thermostat and leak monitoring) at many of our apartment communities in order to provide additional resident value and increase rent growth. During the year ended December 31, 2022, we installed smart devices in 24,029 apartment units at an average cost of $1,535 per apartment unit and a projected average monthly rent increase of approximately $25 per unit upon lease renewal or unit turnover. As of December 31, 2022, we have completed installation of smart home technology at nearly 75% of our existing properties and are employing smart home technology in all of our new developments.

Separately, we continued our property repositioning program to upgrade and reposition the amenity and common areas at many of our apartment communities. The program includes targeted plans to move all apartment units at such apartment communities to higher rents. For the year ended December 31, 2022, we spent $19.3 million on this program.

Portfolio Strategy

Our goal is to maintain a diversified, balanced portfolio that we believe provides the optimal path to maximizing operating performance over the full economic cycle. Maintaining a diverse portfolio includes:

•
Operating apartment communities in a variety of markets across the Southeast, Southwest, and Mid-Atlantic regions of the U.S.
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

Human Capital

As of December 31, 2022, we employed 2,387 associates. Our associates’ time, energy, creativity and passion are essential to our continued success as a company. With respect to our workforce, we focus on driving diversity and inclusion, providing market-competitive pay and benefits to support our associates’ well-being, encouraging our associates’ growth and development, fostering associate engagement and protecting our associates’ health and safety.

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

We recruit from a diverse range of sources including historically Black colleges and universities as well as technical/trade schools. As of December 31, 2022, ethnic/cultural minorities represented approximately 50% of our workforce, 40% of our collective corporate, regional and property leadership positions and 51% of our associates promoted during the year ended December 31, 2022. Also, as of December 31, 2022, females represented approximately 46% of our workforce, 56% of our collective corporate, regional and property leadership positions and 53% of our associates promoted during the year ended December 31, 2022. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

Well-being and Development

We take a comprehensive approach to supporting our associates’ physical and emotional health as well as their financial and professional well-being. Our associates are eligible for medical, dental and vision insurance, life and disability insurance, various wellness programs, an employee assistance program, for which we pay part or all the cost, as well as other benefits. We continue to offer several measures to support our associates’ overall well-being in response to the pandemic, including supplemental leave and sick time policies, additional paid time off and coverage for testing and vaccination under our health plan. We strive to maintain an equitable compensation program for performance, designed to reward competitive levels of compensation based on employee contributions, performance and qualifications. We offer a 401(k) savings plan with an employer match as well as educational support for savings strategies. We also offer discounted rent to associates, parental leave and financial assistance with adoption expenses as well as grant up to three scholarships for associates’ dependents each year. Our training and development programs are designed to provide continuous learning for associates in the flow of their workday. Additionally, we encourage and provide financial assistance to our eligible associates to seek education and certification outside of the company through both apartment associations and accredited educational institutions. We encourage our associates to “embrace opportunities” including developing skills and knowledge needed for increased responsibilities as they promote within the company.

Communication and Engagement

At MAA, we place an emphasis on communication to ensure associates feel informed and connected as an organization. We utilize a variety of communications channels to provide associates with timely information that is relevant to their role in the company, to company-wide initiatives and their professional interests. We also believe the best way to gain in-depth insight into how associates feel about working at MAA is to provide regular, frequent, and trusted opportunities to safely share feedback. From there, we are able to develop and continuously improve our work environment to enhance job satisfaction. We regularly conduct surveys with all associates to measure associate engagement and capture topical feedback to guide current programs, projects and progress. We are also driven to prove that we are listening, and that real action and improvements are executed as a result. Lastly, we conduct an annual review process to provide an opportunity for each associate to build mutual understanding with leadership, gain self-discovery and learn about possible avenues for growth. We encourage a work environment where ideas, problems and solutions can be discussed with immediate managers and other management personnel.

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

As of December 31, 2022, 19.2% of our total market capitalization consisted of debt borrowings, including 17.6% under unsecured borrowings and 1.5% under secured borrowings. We currently intend to target our total debt, net of cash held, to a range of approximately 30% to 36% of our adjusted total assets (as defined in the covenants for the bonds issued by MAALP). Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our total debt to 60% or less of our adjusted total assets. As of December 31, 2022, our total debt was approximately 28.4% of our adjusted total assets. We continuously review opportunities for lowering our cost of capital. We plan to continue using unsecured debt to take advantage of the lower cost of capital and flexibility provided by these markets. We will evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We focus on improving the net present value of our investments by generating cash flow from our portfolio of assets above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value over the life of the investments.

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
•
geographic diversification with a presence in 39 defined markets across the Southeast, Southwest and Mid-Atlantic regions of the U.S.; and
•
significant presence in many of our major markets that allows us to be a local operating expert and offer varying location options within a market to meet a variety of prospective resident preferences.

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

Government Regulations

We must own, operate, manage, acquire, develop and redevelop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. For example, the Americans with Disabilities Act of 1990, the Fair Housing Act of 1988 and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing apartment communities. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features that increase our construction costs. Compliance with the various laws and regulations we are subject to did not have a material effect on our capital expenditures, results of operations and competitive position for the year ended December 31, 2022 as compared to prior periods.

For additional information, see “Risk Factors – Environmental problems are possible and can be costly” and “Risk Factors – Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties” in this Annual Report on Form 10-K.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. For the year ended December 31, 2022, MAA paid total distributions of $4.675 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement and was in excess of REIT taxable income.

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

Risks Related to Our Real Estate Investments and Our Operations

Disease outbreaks and other public health events, such as the COVID-19 pandemic, have materially impacted our business, and our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to a pandemic.

The pandemic led governments and other authorities around the world, including federal, state and local governmental authorities in the U.S. to take extraordinary actions to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. While many of the restrictions have eased across the country, no assurance can be given that similar closures or restrictions will not be reinstated or new restrictions imposed in the future in response to changes in COVID-19 or new public health events.

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

The impact of a disease outbreak or other public health event, including the COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations and cash flows that are difficult to predict. Such adverse impacts will depend on, among other factors:

•
our residents’ ability or willingness to pay rent in full on a timely basis;
•
federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the various orders that were issued by governmental authorities and public officials to temporarily halt residential evictions to prevent further spread of the disease;
•
the legacy of the regulatory focus on landlords during the public health event as distinguished from other providers of essential services;
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
•
the impact on our workforce of any vaccine mandate implemented by governmental authorities, which could result in employee attrition; and
•
our ability to manage our business to the extent our management or other personnel are impacted in significant numbers by such public health event and are not willing, available or allowed to conduct work.

The potential impact that future disease outbreaks or other public health events, such as the COVID-19 pandemic, will have on our business, financial condition, results of operation and cash flows is difficult to predict. To the extent a future disease outbreak or other public health event, such as the COVID-19 pandemic, adversely affect our business, financial condition, results of operation and cash flows, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

Unfavorable market and economic conditions could adversely affect occupancy levels, rental revenues and the value of our properties.

General economic conditions in the U.S. have fluctuated significantly in recent quarters with the U.S. experiencing negative macroeconomic conditions such as increasing inflationary and labor market concerns. Unfavorable market and economic conditions, including as a result of public health events in the areas in which we operate may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our apartment communities at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which may continue to be adversely affected by, among other things, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility, inflationary conditions and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to make payments on our debt and to make distributions, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues and/or the value of our apartment communities include the following, among others:

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

As of December 31, 2022, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the U.S.; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2022, approximately 41.1% of our portfolio was located in our top five markets: Atlanta, Georgia; Dallas, Texas; Austin, Texas; Orlando, Florida; and Charlotte, North Carolina. In addition, our overall operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the U.S. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular, our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

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

Many of our apartment communities are located along or near coastal areas that have historically been subject to the risk of extreme weather events. To the extent climate change causes changes in weather patterns, areas where many of our communities are located could experience more frequent and intense extreme weather events and rising sea levels, which may cause significant damage to our properties, disrupt our operations and adversely impact our residents. Over time, such conditions could result in reduced demand for housing in areas where our communities are located and increased costs related to further developing our communities to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance. Likewise, such conditions also may negatively impact the types and pricing of insurance we are able to procure.

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

As of December 31, 2022, we had six development communities under construction representing 2,310 units once complete. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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

We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing and property management activities, and we collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our residents, prospective residents and employees in connection with providing business services to us, including web hosting, property management, leasing, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information. However, we face risks associated with breaches or security failures of the information technology systems on which we rely, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the internet, malware, computer viruses or employee error or misconduct. This risk of a data breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine.

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

As an owner, operator and developer of multifamily apartment communities, we may become involved in various legal proceedings, including, but not limited to, proceedings related to commercial, development, employment, competition, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit. For example, as described in more detail in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K, we are currently a defendant in lawsuits filed by plaintiffs individually and on behalf of a purported class of plaintiffs, against the company, among other defendants, alleging that RealPage, Inc. and lessors of multifamily residential real estate conspired to artificially inflate the prices of multifamily residential real estate above competitive levels.

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

As of December 31, 2022, the amount of our total debt was $4.4 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Interest rates have increased, and to the extent that the current high interest rate environment increases further, we could experience higher interest expense on our variable-rate debt or increase interest rates when refinancing maturing fixed-rate debt, which could have a material adverse effect on us and our ability to make payments on our debt and to make distributions or cause us to be in default under certain debt instruments. In addition, a further increase in market interest rates may lead holders of shares of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock. Any increase in the federal funds rate due to key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, we had outstanding borrowings of $4.4 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. Our ability to comply with these financial covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

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

We and other companies in the real estate industry have experienced limited availability of financing from time to time. Dislocations and liquidity disruptions in capital and credit markets could impact liquidity in the debt markets, which could result in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Likewise, disruptions could impede the ability of our counterparties to perform on their contractual obligations. Should the capital and credit markets experience volatility and the availability of funds again becomes limited, or be available only on unattractive terms, we will incur increased costs associated with issuing debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would adversely impact our ability to refinance maturing debt and/or react to changing economic and business conditions. Uncertainty in the credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our securities to fluctuate significantly and/or to decline. If we issue additional equity securities to obtain additional capital, the interest of our existing shareholders could be diluted.

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

If an investor acquires shares in violation of the limits on ownership described above, the holder may:

•
lose its power to dispose of the shares;
•
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

Preferred Stock

MAA’s charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2022, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

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

We have a significant institutional investor base, and there is an increasing focus from institutional investors and other stakeholders on corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some institutional investors may use these factors to guide their investment strategies, and many institutional investors focus on positive ESG business practices and may consider a company’s ESG score when making an investment decision. In addition, many institutional investors may use ESG scores to benchmark companies against their peers. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ ESG practices are assessed are evolving and inconsistent, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy any new or contradictory criteria. Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our ESG business practices are inadequate. We may face reputational damage in the event that our corporate responsibility standards do not meet the standards set by various stakeholders. In addition, in the event that we communicate certain ESG initiatives and goals, we could fail, or be perceived to have failed, in our achievement of our initiatives or goals, or we could be criticized for the scope of our initiatives or goals or the achievement of our initiatives or goals may be costly. If we fail to satisfy the ESG expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results and the market price of MAA’s common stock could be adversely affected.

Market interest rates may have an adverse effect on the market value of MAA’s common stock.

The market price of shares of common stock of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA’s common stock may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA’s future borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA’s common stock to go down.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States with the potential for above average growth and return on investment. Approximately 70% of our apartment units are located in the Florida, Georgia, North Carolina, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by upscale amenities, extensive landscaping and attention to aesthetic detail.

The following schedule summarizes our apartment community portfolio and occupancy levels by location, as of December 31, 2022:

	Number of Communities (1)		Number of Units (2)	Average Physical Occupancy (3)
Atlanta, GA	29		11,434	95.4%
Dallas, TX	27		9,767	95.6%
Austin, TX	20		6,829	95.2%
Charlotte, NC	20		5,867	95.8%
Raleigh/Durham, NC	15		5,350	95.6%
Orlando, FL	13		5,274	96.2%
Tampa, FL	15		5,220	96.0%
Houston, TX	15		4,867	95.6%
Nashville, TN	12		4,375	95.8%
Fort Worth, TX	9		3,519	95.5%
Jacksonville, FL	9		3,496	96.5%
Charleston, SC	11		3,168	95.9%
Phoenix, AZ	8		2,623	95.9%
Greenville, SC	10		2,355	96.3%
Richmond, VA	7		2,004	96.1%
Northern Virginia	4		1,888	95.7%
Savannah, GA	7		1,837	96.7%
Memphis, TN	4		1,811	95.0%
San Antonio, TX	4		1,504	95.6%
Birmingham, AL	5		1,462	95.8%
Fredericksburg, VA	4		1,435	96.3%
Huntsville, AL	3		1,228	95.6%
Kansas City, MO-KS	3		1,110	95.7%
Chattanooga, TN	4		943	96.5%
Lexington, KY	4		924	96.3%
Denver, CO	2		812	95.7%
Norfolk / Hampton / Virginia Beach, VA	3		788	96.9%
Las Vegas, NV	2		721	95.1%
Tallahassee, FL	2		604	96.2%
Columbia, SC	2		576	94.3%
South Florida, FL	1		480	95.4%
Gainesville, FL	2		468	95.6%
Louisville, KY	1		384	96.6%
Maryland	1		361	95.7%
Gulf Shores, AL	1		324	96.1%
Panama City, FL	1		254	96.1%
Charlottesville, VA	1		251	96.8%
Same Store	281		96,313	95.7%
Orlando, FL	2		633	80.7%
Austin, TX	1		350	54.8%
Dallas, TX	—	(4)	348	95.6%
Phoenix, AZ	2		345	93.7%
Charlotte, NC	1		344	88.8%
Houston, TX	1		308	70.8%
Denver, CO	2		306	80.9%
Tampa, FL	2		196	83.5%
Fort Worth, TX	—	(4)	168	96.4%
Gulf Shores, AL	1		96	97.7%
Salt Lake City, UT	1		—	—
Raleigh/Durham, NC	1		—	—
Atlanta, GA	1		—	—
Total (5)	296		99,407	95.3%
(1)
Number of communities includes six communities under development as of December 31, 2022.
(2)
Number of units excludes development units not yet delivered.
(3)
Average physical occupancy is calculated by dividing the average daily number of units occupied in 2022 by the total number of units at each apartment community.
(4)
Represents a MAA multifamily apartment community expansion development.
(5)
Schedule excludes a 269 unit joint venture property in Washington, D.C.

Thirty-four of our apartment communities reflected in the above schedule also include retail components. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion of our Same Store and Non-Same Store and Other segments.

Mortgage Financing

As of December 31, 2022, we had $367.2 million of indebtedness collateralized, secured and outstanding as set forth in Schedule III – Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Mid-America Apartment Communities, Inc.

Market Information

MAA’s common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. As of February 9, 2023, there were approximately 2,200 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock.

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

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP Units can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount. During the year ended December 31, 2022 we had issuances with no discounts through our DRSPP of 6,547 shares.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s OP Units. From time to time, we issue shares of MAA’s common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. As of December 31, 2022, there were 118,645,269 OP Units outstanding in the Operating Partnership, of which 115,480,336 OP Units, or 97.3%, were owned by MAA and 3,164,933 OP Units, or 2.7%, were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of MAA’s common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2022, MAA issued a total of 41,184 shares of common stock upon redemption of OP Units.

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

During the year ended December 31, 2022, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2022, there were 4.0 million shares remaining under the current ATM program.

Stock Repurchase Plan

In December 2015, MAA’s Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA’s common stock outstanding at the time of such authorization. From time to time, we may repurchase shares under this authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2022, no shares have been repurchased under the authorization.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	—	$—	—	4,000,000
November 1, 2022 - November 30, 2022	—	$—	—	4,000,000
December 1, 2022 - December 31, 2022	—	$—	—	4,000,000
Total	—		—	4,000,000
(1)
This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2017 with the S&P 500 Index and the Dow Jones U.S. Real Estate Apartments Index. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Mid-America Apartment Communities, Inc.	$100.00	$98.94	$141.00	$140.10	$260.40	$182.93
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
DJ US REIT Apartment Index	100.00	102.19	130.92	115.30	186.51	126.67

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.3% interest as of December 31, 2022. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements as a result of many factors, including, but not limited to, those under the heading “Risk Factors” in this Annual Report on Form 10-K.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the United States. As of December 31, 2022, we owned and operated 290 apartment communities (which does not include development properties under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of December 31, 2022, we had six development communities under construction, and 34 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2022.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities and storm related expenses related to hurricanes. Additional information regarding the composition of our segments is included in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2022, net income available for MAA common shareholders was $633.7 million as compared to $530.1 million for the year ended December 31, 2021. Results for the year ended December 31, 2022 included $215.6 million of gain related to the sale of real estate assets and $29.9 million in net casualty gain primarily due to winter storm Uri, partially offset by $35.8 million of non-cash loss, net of tax, from investments and $21.1 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. Results for the year ended December 31, 2021 included $221.2 million of gain related to the sale of real estate assets and $40.9 million of non-cash gain, net of tax, from investments. Revenues for the year ended December 31, 2022 increased 13.6% as compared to the year ended December 31, 2021, driven by a 13.5% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2022 increased by 7.8% as compared to the year ended December 31, 2021, driven by a 7.6% increase in our Same Store segment. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the year ended December 31, 2022, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit for our Same Store segment continued to increase from the prior year, up 14.6% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the year ended December 31, 2022, average physical occupancy for our Same Store segment was 95.7%, as compared to 96.1% for the year ended December 31, 2021. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the U.S. This diversity tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will perform well in economic up cycles as well as better weather economic down cycles. Through our investment in 39 defined markets, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent price points.

Though demand for apartments moderated during the second half of 2022, we were able to maintain strong rent growth. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration. While our rent growth and rent collection trends during the year ended December 31, 2022 were strong, we continue to monitor pressures surrounding inflation trends, general economic conditions and housing supply. A worsening of the current environment could contribute to uncertain rent collections going forward and suppress demand for apartments and could drive lower rent growth on new leases and renewals than what we achieved during the year ended December 31, 2022. Current elevated supply levels could further affect rent growth for our portfolio, though we expect the demand side to continue to be more impactful over the long term. Supply chain and inflationary pressures have driven higher operating expenses during the year ended December 31, 2022, particularly in personnel, repairs and maintenance and real estate taxes, and this trend may continue going forward.

Access to the financial markets remains available for high credit rated borrowers. However, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance maturing debt in the future. Additionally, rising interest rates could negatively impact our borrowing costs for any variable rate borrowings or refinancing activity.

Results of Operations

For the year ended December 31, 2022, we achieved net income available for MAA common shareholders of $633.7 million, a 19.6% increase as compared to the year ended December 31, 2021, and total revenue growth of $241.8 million, representing a 13.6% increase in property revenues as compared to the year ended December 31, 2021. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the year ended December 31, 2022 as compared to the year ended December 31, 2021. A discussion of the results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, which is available free of charge on the SEC’s website at https://www.sec.gov and on our website at https://www.maac.com, on the “For Investors” page under “Filings and Financials—Annual Reports.”

Property Revenues

The following table reflects our property revenues by segment for the year ended December 31, 2022 (dollars in thousands):

	December 31, 2022	December 31, 2021	Increase	% Change
Same Store	$1,924,709	$1,695,234	$229,475	13.5%
Non-Same Store and Other	95,157	82,848	12,309	14.9%
Total	$2,019,866	$1,778,082	$241,784	13.6%

The increase in rental revenues for our Same Store segment for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was the primary driver of total property revenue growth. The Same Store segment generated a 13.5% increase in revenues for the year ended December 31, 2022, primarily the result of average effective rent per unit growth of 14.6% as compared to the year ended December 31, 2021, partially offset by lower average physical occupancy. The increase in property revenues from the Non-Same Store and Other segment for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily the result of increased revenues from recently completed development communities and acquired communities, partially offset by decreased revenues from recently disposed communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the year ended December 31, 2022 (dollars in thousands):

	December 31, 2022	December 31, 2021	Increase	% Change
Same Store	$682,014	$633,662	$48,352	7.6%
Non-Same Store and Other	41,680	37,503	4,177	11.1%
Total	$723,694	$671,165	$52,529	7.8%

The increase in property operating expenses for our Same Store segment for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by increases in real estate tax expense of $15.0 million, personnel expense of $9.6 million, building repairs and maintenance of $9.2 million, utilities expense of $6.9 million, office operations expense of $4.3 million, and insurance expense of $3.1 million. The increase in property operating expenses from the Non-Same Store and Other segment for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily the result of $1.8 million of storm-related expenses related to hurricanes and increased property operating expenses from recently completed development communities and acquired communities, partially offset by decreased property operating expenses from recently disposed communities.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2022 was $543.0 million, an increase of $9.6 million as compared to the year ended December 31, 2021. The increase was primarily driven by the recognition of depreciation expense associated with our recently completed development communities and capital spend activities made in the normal course of business during the year ended December 31, 2022, partially offset from decreased depreciation expense from recently disposed communities.

Other Income and Expenses

Property management expenses for the year ended December 31, 2022 were $65.5 million, an increase of $9.7 million as compared to the year ended December 31, 2021. General and administrative expenses for the year ended December 31, 2022 were $58.8 million, an increase of $5.9 million as compared to the year ended December 31, 2021.

Interest expense for the year ended December 31, 2022 was $154.7 million, a decrease of $2.1 million as compared to the year ended December 31, 2021. The decrease was primarily due to a decrease in our average outstanding debt balance during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

For the year ended December 31, 2022, we disposed of four apartment communities, resulting in a gain on sale of depreciable real estate assets of $214.8 million. For the year ended December 31, 2021, we disposed of seven apartment communities, resulting in a gain on sale of depreciable real estate assets of $220.4 million. During the year ended December 31, 2022, we disposed of two land parcels resulting in a gain on sale of non-depreciable real estate assets of $0.8 million. During the year ended December 31, 2021, we disposed of five land parcels resulting in a gain on sale of non-depreciable real estate assets of $0.8 million.

Other non-operating expense (income) for the year ended December 31, 2022 was $42.7 million of expense, as compared to $33.9 million of income for the year ended December 31, 2021. The expense for the year ended December 31, 2022 was driven by $45.4 million of non-cash loss from investments, $21.1 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $29.9 million in net casualty gain primarily due to winter storm Uri. The income for the year ended December 31, 2021 was driven by $51.7 million of non-cash gain from investments, partially offset by $13.4 million in debt extinguishment costs and $4.6 million of non-cash loss related to the fair value adjustment of the embedded derivative.

Funds from Operations and Core Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with the U.S. generally accepted accounting principles, or GAAP) excluding gains or losses on disposition of operating properties and asset impairment, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests and adjustments for joint ventures. Because net income attributable to noncontrolling interests is added back, FFO, when used in this Annual Report on Form 10-K, represents FFO attributable to the Company.

FFO should not be considered as an alternative to net income available for MAA common shareholders or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets and gain on sale of depreciable real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Investment Trusts’, or NAREIT’s, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations, such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments, net of tax; casualty related (recoveries) charges, net; gain or loss on debt extinguishment; legal costs and settlements, net; COVID-19 related costs and mark-to-market debt adjustments. While our definition of Core FFO may be similar to others in the industry, our methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income available for MAA common shareholders, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. We believe that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance from rental activities.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the years ended December 31, 2022 and 2021, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Year ended December 31,
	2022	2021
Net income available for MAA common shareholders	$633,748	$530,103
Depreciation and amortization of real estate assets	535,835	526,220
Gain on sale of depreciable real estate assets	(214,762)	(220,428)
Depreciation and amortization of real estate assets of real estate joint venture	621	616
Net income attributable to noncontrolling interests	17,340	16,911
FFO attributable to the Company	972,782	853,422
Loss on embedded derivative in preferred shares (1)	21,107	4,560
Gain on sale of non-depreciable real estate assets	(809)	(811)
Loss (gain) on investments, net of tax (1)(2)	35,822	(40,875)
Casualty related (recoveries) charges, net (3)	(29,930)	1,524
Loss on debt extinguishment (1)	47	13,391
Legal costs and settlements, net (1)	8,535	(2,167)
COVID-19 related costs (1)	575	1,301
Mark-to-market debt adjustment (4)	77	270
Core FFO	$1,008,206	$830,615
(1)
Included in “Other non-operating expense (income)” in the Consolidated Statements of Operations.
(2)
For the years ended December 31, 2022 and 2021, loss (gain) on investments are presented net of tax benefit of $9.5 million and net of tax expense of $10.8 million, respectively.
(3)
During the year ended December 31, 2022, MAA incurred $5.8 million in casualty losses related to winter storm Elliot (primarily building repairs, landscaping and asset write-offs). During the year ended December 31, 2021, MAA incurred $26.0 million in casualty losses related to winter storm Uri. The majority of the storm costs are expected to be or have been reimbursed through insurance coverage. An insurance recovery was recognized in Other non-operating expense (income) in the amount of the recognized losses that MAA expects to recover. Additional costs related to the storms that are not expected to be recovered through insurance coverage, along with other unrelated casualty losses and recoveries, including the receipt of insurance proceeds that exceeded the recognized casualty losses from winter storm Uri, are reflected in Casualty related (recoveries) charges, net. For the year ended December 31, 2022, MAA recognized $29.0 million from the receipt of insurance proceeds that exceeded its casualty losses related to winter storm Uri. The adjustments are primarily included in “Other non-operating expense (income)” in the Consolidated Statements of Operations.
(4)
Included in “Interest expense” in the Consolidated Statements of Operations.

Core FFO for the year ended December 31, 2022 was $1.0 billion, an increase of $177.6 million as compared to the year ended December 31, 2021, primarily as a result of an increase in property revenues of $241.8 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $52.5 million, property management expenses of $9.7 million and general and administrative expenses of $5.9 million.

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

As of December 31, 2022, we had $1.3 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.1 billion for the year ended December 31, 2022 as compared to $895.0 million for the year ended December 31, 2021. The increase in operating cash flows was primarily driven by our operating performance, partially offset by the timing of cash payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $405.2 million for the year ended December 31, 2022 as compared to $253.6 million for the year ended December 31, 2021. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		(Decrease) Increase
	2022	2021	in Net Cash
Purchases of real estate and other assets	$(271,428)	$(46,028)	$(225,400)
Capital improvements and other	(296,176)	(279,635)	(16,541)
Development costs	(172,124)	(231,642)	59,518
Contributions to affiliates	(13,849)	(4,669)	(9,180)
Proceeds from real estate asset dispositions	320,491	293,071	27,420
Proceeds from insurance recoveries	27,312	14,820	12,492

The increase in cash outflows for purchases of real estate and other assets was driven by the nature of the real estate assets acquired during the year ended December 31, 2022 as compared to the year ended December 31, 2021. During the year ended December 31, 2022, we acquired two apartment communities and closed on the pre-purchase of a multifamily development community. During the year ended December 31, 2021, we closed on the pre-purchase of two multifamily development communities. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment and repositioning activities and recurring capital replacements, partially offset by decreased reconstruction-related capital expenditures relating to winter storm Uri during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in cash outflows for development costs was driven by decreased development spend during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in cash outflows for contributions to affiliates was driven by investments in the technology-focused limited partnerships during the year ended December 31, 2022, while less limited partnership contributions were made during the year ended December 31, 2021. The increase in cash inflows from proceeds from real estate asset dispositions was driven by the nature and quality of the real estate assets sold during the year ended December 31, 2022 as compared to the year ended December 31, 2021. During the year ended December 31, 2022, we sold four apartment communities as compared to seven apartment communities during the year ended December 31, 2021. The increase in cash inflows from proceeds from insurance recoveries was driven by increased insurance reimbursements received for casualty claims related to winter storm Uri during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Cash Flows from Financing Activities

Net cash used in financing activities was $722.8 million for the year ended December 31, 2022 as compared to $546.4 million for the year ended December 31, 2021. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow) during the year ended December 31,		Increase (Decrease)
	2022	2021	in Net Cash
Net change in commercial paper	$20,000	$(172,000)	$192,000
Proceeds from notes payable	—	594,423	(594,423)
Principal payments on notes payable	(126,401)	(467,153)	340,752
Dividends paid on common shares	(539,605)	(470,401)	(69,204)
Acquisition of noncontrolling interests	(43,070)	—	(43,070)

The increase in cash inflows related to the net change in commercial paper resulted from the increase in net borrowings of $20.0 million on our commercial paper program during the year ended December 31, 2022 as compared to the decrease in net borrowings of $172.0 million on our commercial paper program during the year ended December 31, 2021. The decrease in cash inflows related to proceeds from notes payable primarily resulted from no issuance of unsecured senior notes during the year ended December 31, 2022 as compared to the issuance of $600.0 million of unsecured senior notes during the year ended December 31, 2021. The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of $125.0 million of unsecured senior notes during the year ended December 31, 2022 as compared to the retirement of $222.0 million of senior unsecured private placement notes, $125.0 million of unsecured senior notes and $118.6 million of property mortgages during the year ended December 31, 2021. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $4.675 per share during the year ended December 31, 2022 as compared to the dividend rate of $4.10 per share during the year ended December 31, 2021. The increase in cash outflows from the acquisition of noncontrolling interests resulted from the acquisition of the noncontrolling interest of a consolidated real estate entity for $43.1 million during the year ended December 31, 2022.

Debt

The following schedule reflects our outstanding debt as of December 31, 2022 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$4,050,000	6.4	3.4%
Variable rate commercial paper	20,000	0.1	4.7%
Debt issuance costs, discounts, premiums and fair market value adjustments	(19,090)
Total unsecured debt	$4,050,910	6.3	3.4%

Secured debt
Fixed rate property mortgages	$367,154	25.8	4.4%
Debt issuance costs	(3,161)
Total secured debt	$363,993	25.8	4.4%
Total debt	$4,414,903	7.9	3.4%
The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments as of December 31, 2022 (dollars in thousands):

	Commercial Paper & Revolving Credit Facility ⁽¹⁾ ⁽²⁾	Senior Notes	Property Mortgages	Total
2023	$20,000	$349,509	$—	$369,509
2024	—	398,842	—	398,842
2025	—	397,773	3,978	401,751
2026	—	297,202	—	297,202
2027	—	596,548	—	596,548
2028	—	396,695	—	396,695
2029	—	559,082	—	559,082
2030	—	297,542	—	297,542
2031	—	444,985	—	444,985
2032	—	—	—	—
Thereafter	—	292,732	360,015	652,747
Total	$20,000	$4,030,910	$363,993	$4,414,903
(1)
There was $20.0 million outstanding under MAALP’s commercial paper program as of December 31, 2022. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the year ended December 31, 2022, average daily borrowings outstanding under the commercial paper program were $34.9 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of December 31, 2022.

The following schedule reflects the interest rate maturities of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments as of December 31, 2022 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2023	$349,509	4.2%
2024	398,842	4.0%
2025	401,751	4.2%
2026	297,202	1.2%
2027	596,548	3.7%
2028	396,695	4.2%
2029	559,082	3.7%
2030	297,542	3.1%
2031	444,985	1.8%
2032	—	—
Thereafter	652,747	3.8%
Total	$4,394,903	3.4%

Unsecured Revolving Credit Facility & Commercial Paper

In July 2022, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.25 billion with an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of December 31, 2022, there was no outstanding balance under the revolving credit facility, while $4.3 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days. In September 2022, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding from time to time under the program from $500.0 million to $625.0 million. As of December 31, 2022, there were $20.0 million of borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of December 31, 2022, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding.

In September 2022, MAALP retired the remaining $125.0 million portion of its publicly issued unsecured senior notes due in December 2022.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of December 31, 2022, MAALP had $367.2 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Equity

As of December 31, 2022, MAA owned 115,480,336 OP Units, comprising a 97.3% limited partnership interest in MAALP, while the remaining 3,164,933 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,164,933 shares of its common stock that, as of December 31, 2022, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. No shares had been settled under the forward sale agreements as of December 31, 2022. In January 2023, MAA settled its two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million. We intend to use these proceeds to fund our development and redevelopment activities, among other potential uses.

In November 2021, the Company entered into an equity distribution agreement to establish a new ATM program, replacing MAA’s previous ATM program and allowing MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its current ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the years ended December 31, 2022 and 2021, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2022, there were 4.0 million shares remaining under the current ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Material Cash Requirements

The following table summarizes material cash requirements as of December 31, 2022 related to contractual obligations, which consist of principal and interest on our debt obligations and right-of-use lease liabilities (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations (1)	$371,481	$401,566	$400,815	$300,000	$600,000	$2,363,292	$4,437,154
Fixed rate interest	149,027	127,021	118,070	103,099	88,161	579,987	1,165,365
Right-of-use lease liabilities (2)	2,885	2,862	2,872	2,920	2,969	57,024	71,532
Total	$523,393	$531,449	$521,757	$406,019	$691,130	$3,000,303	$5,674,051
(1)
Represents principal payments gross of debt issuance costs, discounts, premiums and fair market value adjustments of debt assumed.
(2)
Primarily comprised of a ground lease underlying one apartment community we own and the lease of our corporate headquarters.

As of December 31, 2022, we also had obligations, which are not reflected in the table above, to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of December 31, 2022, we had committed to make additional capital contributions totaling up to $45.2 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but we expect to incur in the ordinary course of our business.

As of December 31, 2022, we had six development communities under construction totaling 2,310 apartment units once complete. Total expected costs for the six development projects are $728.7 million, of which $291.7 million had been incurred through December 31, 2022. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2023, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2022. We expect to have additional development projects in the future.

During the year ended December 31, 2022, we acquired two multifamily apartment communities for approximately $213 million, acquired four land parcels for future development for approximately $49 million, purchased the noncontrolling interest of a consolidated real estate entity for approximately $43 million and funded the pre-purchase of a multifamily community for approximately $10 million. These activities were primarily funded from the proceeds we received from the sale of four multifamily apartment communities in 2022.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. We expect to pay quarterly dividends at an annual rate of $5.60 per share of MAA common stock during the year ending December 31, 2023. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the year ended December 31, 2022, we experienced inflationary pressures that drove higher operating expenses, primarily in personnel, repairs and maintenance and real estate taxes.

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

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment, right-of-use lease assets and purchased intangibles subject to amortization, are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. Management generally considers the individual assets of an apartment community to collectively represent an asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management calculates the fair value of an asset by dividing estimated future annual cash flows by a market capitalization rate. No material impairment losses were recognized during the years ended December 31, 2022 and 2021.

Our impairment assessments may contain uncertainties because they require management to make assumptions and to apply judgment to estimate future undiscounted cash flows and the fair value of the assets. Key assumptions used in estimating future cash flows and the fair value of an asset include projecting an apartment community’s NOI, estimating asset useful lives, disposition dates and recurring capital expenditures, as well as selecting an appropriate market capitalization rate. Management considers its apartment communities’ historical stabilized NOI performance, local market economics and the business environment impacting our apartment communities as the basis in projecting forecasted NOI, which management believes is representative of future cash flows. Management estimates the market capitalization rate by analyzing the market capitalization rates for sold properties with comparable ages in similarly sized markets. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

Valuation of embedded derivative

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to the income statement. The derivative asset related to the redemption feature is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at our option beginning on October 1, 2026 and at the redemption price of $50 per share. We use various significant inputs in the analysis, including trading data available on the preferred shares, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option. As a result of the adjustments recorded to reflect the change in fair value of the derivative asset, the fair value of the embedded derivative asset decreased to $13.4 million as of December 31, 2022 as compared to $34.5 million as of December 31, 2021, a decrease in value of the asset of $21.1 million.

Arriving at the valuation of the embedded derivative requires a significant amount of subjective judgment by management, and the valuation of the embedded derivative is highly sensitive to changes in certain inputs in the analysis. For example, changes in the inputs of the trading data available on the preferred shares, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates could cause the valuation of the embedded derivative to materially change from the recorded balance as of December 31, 2022. For instance, holding all other assumptions constant, a $1 decrease in the trading price of the preferred shares as of December 31, 2022 would result in a decrease in fair value of the embedded derivative asset of approximately $3 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2022, 19.2% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of December 31, 2022, 99.5% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and related financial information required to be filed are set forth on pages F-1 to F-38 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

MAA’s management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA’s internal control over financial reporting as of December 31, 2022 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA’s management concluded that MAA’s internal control over financial reporting was effective as of December 31, 2022.

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

(c) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2022. An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in MAA’s 2023 Proxy Statement in the sections entitled “Current Board Composition”, “Director Nominees for Election” and “Executive Officers of the Registrant” is incorporated herein by reference in response to this Item 10.

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

Item 11. Executive Compensation.

The information contained in MAA’s 2023 Proxy Statement in the sections entitled “Executive Compensation Tables”, “Director Compensation Table”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in MAA’s 2023 Proxy Statement in the sections entitled “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in MAA’s 2023 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Indebtedness of Management” is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accountant Fees and Services.

The information contained in MAA’s 2023 Proxy Statement in the section entitled “Audit and Non-Audit Fees” is incorporated herein by reference in response to this Item 14.

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

10.17

Fourth Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, KeyBank National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, Citibank, N.A., TD Bank, N.A., and Mizuho Bank, LTD., as Co-Documentation Agents, and the lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2022 and incorporated herein by reference).

10.18†	Retirement and Transition Services Agreement by and between the Registrants and Thomas L. Grimes, Jr.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA.

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP.

31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 14, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 14, 2023	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 14, 2023	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2023	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 14, 2023	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 14, 2023	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 14, 2023	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 14, 2023	/s/ Toni Jennings
Toni Jennings Director

Date:	February 14, 2023	/s/ James K. Lowder
James K. Lowder Director

Date:	February 14, 2023	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 14, 2023	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 14, 2023	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 14, 2023	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 14, 2023	/s/ Gary Shorb
Gary Shorb Director

Date:	February 14, 2023	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 14, 2023	/s/ H. Eric Bolton, Jr.
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

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 14, 2023	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2023	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 14, 2023	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 14, 2023	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 14, 2023	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 14, 2023	/s/ Toni Jennings
Toni Jennings Director

Date:	February 14, 2023	/s/ James K. Lowder
James K. Lowder Director

Date:	February 14, 2023	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 14, 2023	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 14, 2023	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 14, 2023	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 14, 2023	/s/ Gary Shorb
Gary Shorb Director

Date:	February 14, 2023	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 8 to the consolidated financial statements, the Series I Preferred Stock shares (“preferred shares”) include a redemption feature which represents an embedded call option exercisable at the Company’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred shares to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2022, the fair value of the Company’s embedded derivative asset was $13.4 million.

Auditing the Company’s valuation of this bifurcated embedded derivative was challenging as the Company uses a complex valuation methodology that incorporates various inputs, including trading data available on the preferred shares, treasury rates and estimated coupon yields on preferred stock instruments from REITs with similar credit ratings, and includes significant assumptions about economic and market conditions with uncertain future outcomes.

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

February 14, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 9 to the consolidated financial statements, the MAALP Series I Preferred Units (“preferred units”) have the same characteristics as the MAA Series I Preferred Stock shares (“preferred shares”), and thus include a redemption feature which represents an embedded call option exercisable at the Operating Partnership’s option beginning on October 1, 2026 at the redemption price of $50 per unit. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred units to the value of the preferred units assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2022, the fair value of the Operating Partnership’s embedded derivative asset was $13.4 million.

Auditing the Operating Partnership’s valuation of this bifurcated embedded derivative was challenging as the Operating Partnership uses a complex valuation methodology that incorporates various inputs, including trading data available on the respective MAA preferred shares, treasury rates and estimated coupon yields on preferred stock instruments from REITs with similar credit ratings, and includes significant assumptions about economic and market conditions with uncertain future outcomes.

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

February 14, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 14, 2023

Mid-America Apartment Communities, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Real estate assets:
Land	$2,008,364	$1,977,813
Buildings and improvements and other	12,841,947	12,454,439
Development and capital improvements in progress	332,035	247,970
	15,182,346	14,680,222
Less: Accumulated depreciation	(4,302,747)	(3,848,161)
	10,879,599	10,832,061
Undeveloped land	64,312	24,015
Investment in real estate joint venture	42,290	42,827
Real estate assets, net	10,986,201	10,898,903

Cash and cash equivalents	38,659	54,302
Restricted cash	22,412	76,296
Other assets	193,893	255,681
Total assets	$11,241,165	$11,285,182

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,050,910	$4,151,375
Secured notes payable	363,993	365,315
Accrued expenses and other liabilities	615,843	584,400
Total liabilities	5,030,746	5,101,090

Redeemable common stock	20,671	30,185

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 115,480,336 and 115,336,876 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively (1)	1,152	1,151
Additional paid-in capital	7,202,834	7,230,956
Accumulated distributions in excess of net income	(1,188,854)	(1,255,807)
Accumulated other comprehensive loss	(10,052)	(11,132)
Total MAA shareholders’ equity	6,005,089	5,965,177
Noncontrolling interests - OP Units	163,595	165,116
Total Company’s shareholders’ equity	6,168,684	6,130,293
Noncontrolling interests - consolidated real estate entities	21,064	23,614
Total equity	6,189,748	6,153,907
Total liabilities and equity	$11,241,165	$11,285,182
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 are 136,429 and 131,559, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Operations

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	2022	2021	2020
Revenues:
Rental and other property revenues	$2,019,866	$1,778,082	$1,677,984
Expenses:
Operating expenses, excluding real estate taxes and insurance	435,108	404,288	387,966
Real estate taxes and insurance	288,586	266,877	252,505
Depreciation and amortization	542,998	533,433	510,842
Total property operating expenses	1,266,692	1,204,598	1,151,313
Property management expenses	65,463	55,732	52,300
General and administrative expenses	58,833	52,884	46,858
Interest expense	154,747	156,881	167,562
Gain on sale of depreciable real estate assets	(214,762)	(220,428)	(9)
Gain on sale of non-depreciable real estate assets	(809)	(811)	(1,024)
Other non-operating expense (income)	42,713	(33,902)	(4,857)
Income before income tax benefit (expense)	646,989	563,128	265,841
Income tax benefit (expense)	6,208	(13,637)	(3,327)
Income from continuing operations before real estate joint venture activity	653,197	549,491	262,514
Income from real estate joint venture	1,579	1,211	1,501
Net income	654,776	550,702	264,015
Net income attributable to noncontrolling interests	17,340	16,911	9,053
Net income available for shareholders	637,436	533,791	254,962
Dividends to MAA Series I preferred shareholders	3,688	3,688	3,688
Net income available for MAA common shareholders	$633,748	$530,103	$251,274

Earnings per common share - basic:
Net income available for MAA common shareholders	$5.49	$4.62	$2.20

Earnings per common share - diluted:
Net income available for MAA common shareholders	$5.48	$4.61	$2.19

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Net income	$654,776	$550,702	$264,015
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	1,114	1,114	1,088
Total comprehensive income	655,890	551,816	265,103
Less: Comprehensive income attributable to noncontrolling interests	(17,374)	(17,029)	(9,091)
Comprehensive income attributable to MAA	$638,516	$534,787	$256,012

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Equity

Years ended December 31, 2022, 2021 and 2020

(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders								Noncontrolling
	Preferred Stock		Common Stock		Additional	Accumulated Distributions	Accumulated Other	Noncontrolling Interests -	Interests - Consolidated		Redeemable
	Shares	Amount	Shares	Amount	Paid-In Capital	in Excess of Net Income	Comprehensive Loss	Operating Partnership	Real Estate Entities	Total Equity	Common Stock
EQUITY BALANCE DECEMBER 31, 2019	868	$9	114,139	$1,140	$7,166,073	$(1,085,479)	$(13,178)	$214,647	$6,247	$6,289,459	$14,131
Net income	—	—	—	—	—	254,962	—	9,053	—	264,015	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,050	38	—	1,088	—
Issuance and registration of common shares	—	—	157	1	(209)	—	—	—	—	(208)	1,629
Shares repurchased and retired	—	—	(55)	—	(5,657)	—	—	—	—	(5,657)	—
Exercise of stock options	—	—	1	—	71	—	—	—	—	71	—
Shares issued in exchange for common units	—	—	10	—	502	—	—	(502)	—	—	—
Redeemable stock fair market value adjustment	—	—	—	—	—	363	—	—	—	363	(363)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(25)	—	—	25	—	—	—
Amortization of unearned compensation	—	—	—	—	16,038	—	—	—	—	16,038	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.0250 per share)	—	—	—	—	—	(460,340)	—	—	—	(460,340)	—
Dividends on noncontrolling interests units ($4.0250 per unit)	—	—	—	—	—	—	—	(16,334)	—	(16,334)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	3,601	3,601	—
EQUITY BALANCE DECEMBER 31, 2020	868	$9	114,252	$1,141	$7,176,793	$(1,294,182)	$(12,128)	$206,927	$9,848	$6,088,408	$15,397
Net income	—	—	—	—	—	533,791	—	16,911	—	550,702	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	996	118	—	1,114	—
Issuance and registration of common shares	—	—	147	2	(431)	—	—	—	—	(429)	1,657
Shares repurchased and retired	—	—	(64)	—	(9,043)	—	—	—	—	(9,043)	—
Exercise of stock options	—	—	19	—	1,478	—	—	—	—	1,478	—
Shares issued in exchange for common units	—	—	851	8	43,284	—	—	(43,292)	—	—	—
Redeemable stock fair market value adjustment	—	—	—	—	—	(13,131)	—	—	—	(13,131)	13,131
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	723	—	—	(723)	—	—	—
Amortization of unearned compensation	—	—	—	—	18,152	—	—	—	—	18,152	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.1625 per share)	—	—	—	—	—	(478,597)	—	—	—	(478,597)	—
Dividends on noncontrolling interests units ($4.1625 per unit)	—	—	—	—	—	—	—	(14,825)	—	(14,825)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	13,766	13,766	—
EQUITY BALANCE DECEMBER 31, 2021	868	$9	115,205	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907	$30,185
Net income (loss)	—	—	—	—	—	637,436	—	17,633	(293)	654,776	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,080	34	—	1,114	—
Issuance and registration of common shares	—	—	169	1	(124)	—	—	—	—	(123)	1,687
Shares repurchased and retired	—	—	(71)	—	(14,043)	—	—	—	—	(14,043)	—
Exercise of stock options	—	—	—	—	28	—	—	—	—	28	—
Shares issued in exchange for common units	—	—	41	—	2,118	—	—	(2,118)	—	—	—
Shares reclassified to liabilities	—	—	—	—	—	—	—	—	—	—	(2,148)
Redeemable stock fair market value adjustment	—	—	—	—	—	9,053	—	—	—	9,053	(9,053)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	1,199	—	—	(1,199)	—	—	—
Amortization of unearned compensation	—	—	—	—	20,143	—	—	—	—	20,143	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.9875 per share)	—	—	—	—	—	(575,848)	—	—	—	(575,848)	—
Dividends on noncontrolling interests units ($4.9875 per unit)	—	—	—	—	—	—	—	(15,871)	—	(15,871)	—
Acquisition of noncontrolling interest	—	—	—	—	(37,443)	—	—	—	(5,627)	(43,070)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	3,370	3,370	—
EQUITY BALANCE DECEMBER 31, 2022	868	$9	115,344	$1,152	$7,202,834	$(1,188,854)	$(10,052)	$163,595	$21,064	$6,189,748	$20,671

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$654,776	$550,702	$264,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	544,004	534,415	511,678
Gain on sale of depreciable real estate assets	(214,762)	(220,428)	(9)
Gain on sale of non-depreciable real estate assets	(809)	(811)	(1,024)
Loss (gain) on embedded derivative in preferred shares	21,107	4,560	(2,562)
Stock compensation expense	18,798	16,665	14,329
Amortization of debt issuance costs, discounts and premiums	6,064	5,652	4,960
Loss (gain) on investments	45,357	(51,713)	(5,608)
Net change in operating accounts and other operating activities	(16,056)	55,925	38,170
Net cash provided by operating activities	1,058,479	894,967	823,949

Cash flows from investing activities:
Purchases of real estate and other assets	(271,428)	(46,028)	(56,965)
Capital improvements and other	(296,176)	(279,635)	(225,506)
Development costs	(172,124)	(231,642)	(201,435)
Distributions from real estate joint venture	538	497	349
Contributions to affiliates	(13,849)	(4,669)	(5,349)
Proceeds from real estate asset dispositions	320,491	293,071	2,618
Proceeds from insurance recoveries	27,312	14,820	1,557
Net cash used in investing activities	(405,236)	(253,586)	(484,731)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	255,000
Repayments of revolving credit facility	—	—	(255,000)
Net proceeds from (payments of) commercial paper	20,000	(172,000)	102,000
Proceeds from notes payable	—	594,423	447,593
Principal payments on notes payable	(126,401)	(467,153)	(441,108)
Payment of deferred financing costs	(5,516)	(5,940)	(4,217)
Distributions to noncontrolling interests	(14,927)	(15,497)	(16,243)
Dividends paid on common shares	(539,605)	(470,401)	(457,355)
Dividends paid on preferred shares	(3,688)	(3,688)	(3,688)
Acquisition of noncontrolling interests	(43,070)	—	—
Net change in other financing activities	(9,563)	(6,142)	(1,126)
Net cash used in financing activities	(722,770)	(546,398)	(374,144)

Net (decrease) increase in cash, cash equivalents and restricted cash	(69,527)	94,983	(34,926)
Cash, cash equivalents and restricted cash, beginning of period	130,598	35,615	70,541
Cash, cash equivalents and restricted cash, end of period	$61,071	$130,598	$35,615

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$38,659	$54,302	$25,198
Restricted cash	22,412	76,296	10,417
Total cash, cash equivalents and restricted cash	$61,071	$130,598	$35,615

Supplemental information:
Interest paid	$157,497	$158,630	$165,098
Income taxes paid	3,490	2,543	2,549
Non-cash transactions:
Conversion of OP Units to shares of common stock	$2,118	$43,292	$502
Accrued construction in progress	16,484	15,123	19,625
Interest capitalized	8,728	9,720	6,912

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Balance Sheets

December 31, 2022 and 2021

(Dollars in thousands)

	December 31, 2022	December 31, 2021
Assets
Real estate assets:
Land	$2,008,364	$1,977,813
Buildings and improvements and other	12,841,947	12,454,439
Development and capital improvements in progress	332,035	247,970
	15,182,346	14,680,222
Less: Accumulated depreciation	(4,302,747)	(3,848,161)
	10,879,599	10,832,061
Undeveloped land	64,312	24,015
Investment in real estate joint venture	42,290	42,827
Real estate assets, net	10,986,201	10,898,903

Cash and cash equivalents	38,659	54,302
Restricted cash	22,412	76,296
Other assets	193,893	255,681
Total assets	$11,241,165	$11,285,182

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,050,910	$4,151,375
Secured notes payable	363,993	365,315
Accrued expenses and other liabilities	615,843	584,400
Due to general partner	19	19
Total liabilities	5,030,765	5,101,109

Redeemable common units	20,671	30,185

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of December 31, 2022 and December 31, 2021, respectively	66,840	66,840
General partner, 115,480,336 and 115,336,876 OP Units outstanding as of December 31, 2022 and December 31, 2021, respectively (1)	5,948,498	5,909,700
Limited partners, 3,164,933 and 3,206,118 OP Units outstanding as of December 31, 2022 and December 31, 2021, respectively (1)	163,595	165,116
Accumulated other comprehensive loss	(10,268)	(11,382)
Total operating partners’ capital	6,168,665	6,130,274
Noncontrolling interests - consolidated real estate entities	21,064	23,614
Total equity	6,189,729	6,153,888
Total liabilities and equity	$11,241,165	$11,285,182
(1)
Number of units outstanding represents total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 are 136,429 and 131,559, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Operations

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per unit data)

	2022	2021	2020
Revenues:
Rental and other property revenues	$2,019,866	$1,778,082	$1,677,984
Expenses:
Operating expenses, excluding real estate taxes and insurance	435,108	404,288	387,966
Real estate taxes and insurance	288,586	266,877	252,505
Depreciation and amortization	542,998	533,433	510,842
Total property operating expenses	1,266,692	1,204,598	1,151,313
Property management expenses	65,463	55,732	52,300
General and administrative expenses	58,833	52,884	46,858
Interest expense	154,747	156,881	167,562
Gain on sale of depreciable real estate assets	(214,762)	(220,428)	(9)
Gain on sale of non-depreciable real estate assets	(809)	(811)	(1,024)
Other non-operating expense (income)	42,713	(33,902)	(4,857)
Income before income tax benefit (expense)	646,989	563,128	265,841
Income tax benefit (expense)	6,208	(13,637)	(3,327)
Income from continuing operations before real estate joint venture activity	653,197	549,491	262,514
Income from real estate joint venture	1,579	1,211	1,501
Net income	654,776	550,702	264,015
Net loss attributable to noncontrolling interests	(293)	—	—
Net income available for MAALP unitholders	655,069	550,702	264,015
Distributions to MAALP preferred unitholders	3,688	3,688	3,688
Net income available for MAALP common unitholders	$651,381	$547,014	$260,327

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$5.49	$4.62	$2.20

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$5.48	$4.61	$2.20

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Net income	$654,776	$550,702	$264,015
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	1,114	1,114	1,088
Total comprehensive income	655,890	551,816	265,103
Add: Comprehensive loss attributable to noncontrolling interests	293	—	—
Comprehensive income attributable to MAALP	$656,183	$551,816	$265,103

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Changes in Capital

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Interests - Consolidated Real Estate Entities	Total Partnership Capital	Redeemable Common Units
CAPITAL BALANCE DECEMBER 31, 2019	$214,647	$6,015,290	$66,840	$(13,584)	$6,247	$6,289,440	$14,131
Net income	9,053	251,274	3,688	—	—	264,015	—
Other comprehensive loss - derivative instruments	—	—	—	1,088	—	1,088	—
Issuance of units	—	(208)	—	—	—	(208)	1,629
Units repurchased and retired	—	(5,657)	—	—	—	(5,657)	—
Exercise of unit options	—	71	—	—	—	71	—
General partner units issued in exchange for limited partner units	(502)	502	—	—	—	—	—
Redeemable units fair market value adjustment	—	363	—	—	—	363	(363)
Adjustment for limited partners’ capital at redemption value	63	(63)	—	—	—	—	—
Amortization of unearned compensation	—	16,038	—	—	—	16,038	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.0250 per unit)	(16,334)	(460,340)	—	—	—	(476,674)	—
Contribution from noncontrolling interest	—	—	—	—	3,601	3,601	—
CAPITAL BALANCE DECEMBER 31, 2020	$206,927	$5,817,270	$66,840	$(12,496)	$9,848	$6,088,389	$15,397
Net income	16,911	530,103	3,688	—	—	550,702	—
Other comprehensive income - derivative instruments	—	—	—	1,114	—	1,114	—
Issuance of units	—	(429)	—	—	—	(429)	1,657
Units repurchased and retired	—	(9,043)	—	—	—	(9,043)	—
Exercise of unit options	—	1,478	—	—	—	1,478	—
General partner units issued in exchange for limited partner units	(43,292)	43,292	—	—	—	—	—
Redeemable units fair market value adjustment	—	(13,131)	—	—	—	(13,131)	13,131
Adjustment for limited partners’ capital at redemption value	(605)	605	—	—	—	—	—
Amortization of unearned compensation	—	18,152	—	—	—	18,152	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.1625 per unit)	(14,825)	(478,597)	—	—	—	(493,422)	—
Contribution from noncontrolling interest	—	—	—	—	13,766	13,766	—
CAPITAL BALANCE DECEMBER 31, 2021	$165,116	$5,909,700	$66,840	$(11,382)	$23,614	$6,153,888	$30,185
Net income (loss)	17,633	633,748	3,688	—	(293)	654,776	—
Other comprehensive income - derivative instruments	—	—	—	1,114	—	1,114	—
Issuance of units	—	(123)	—	—	—	(123)	1,687
Units repurchased and retired	—	(14,043)	—	—	—	(14,043)	—
Exercise of unit options	—	28	—	—	—	28	—
General partner units issued in exchange for limited partner units	(2,118)	2,118	—	—	—	—	—
Shares reclassified to liabilities	—	—	—	—	—	—	(2,148)
Redeemable units fair market value adjustment	—	9,053	—	—	—	9,053	(9,053)
Adjustment for limited partners’ capital at redemption value	(1,165)	1,165	—	—	—	—	—
Amortization of unearned compensation	—	20,143	—	—	—	20,143	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.9875 per unit)	(15,871)	(575,848)	—	—	—	(591,719)	—
Acquisition of noncontrolling interest	—	(37,443)	—	—	(5,627)	(43,070)	—
Contribution from noncontrolling interest	—	—	—	—	3,370	3,370	—
CAPITAL BALANCE DECEMBER 31, 2022	$163,595	$5,948,498	$66,840	$(10,268)	$21,064	$6,189,729	$20,671

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Cash Flows

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$654,776	$550,702	$264,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	544,004	534,415	511,678
Gain on sale of depreciable real estate assets	(214,762)	(220,428)	(9)
Gain on sale of non-depreciable real estate assets	(809)	(811)	(1,024)
Loss (gain) on embedded derivative in preferred shares	21,107	4,560	(2,562)
Stock compensation expense	18,798	16,665	14,329
Amortization of debt issuance costs, discounts and premiums	6,064	5,652	4,960
Loss (gain) on investments	45,357	(51,713)	(5,608)
Net change in operating accounts and other operating activities	(16,056)	55,925	38,170
Net cash provided by operating activities	1,058,479	894,967	823,949

Cash flows from investing activities:
Purchases of real estate and other assets	(271,428)	(46,028)	(56,965)
Capital improvements and other	(296,176)	(279,635)	(225,506)
Development costs	(172,124)	(231,642)	(201,435)
Distributions from real estate joint venture	538	497	349
Contributions to affiliates	(13,849)	(4,669)	(5,349)
Proceeds from real estate asset dispositions	320,491	293,071	2,618
Proceeds from insurance recoveries	27,312	14,820	1,557
Net cash used in investing activities	(405,236)	(253,586)	(484,731)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	255,000
Repayments of revolving credit facility	—	—	(255,000)
Net proceeds from (payments of) commercial paper	20,000	(172,000)	102,000
Proceeds from notes payable	—	594,423	447,593
Principal payments on notes payable	(126,401)	(467,153)	(441,108)
Payment of deferred financing costs	(5,516)	(5,940)	(4,217)
Distributions paid on common units	(554,532)	(485,898)	(473,598)
Distributions paid on preferred units	(3,688)	(3,688)	(3,688)
Acquisition of noncontrolling interests	(43,070)	—	—
Net change in other financing activities	(9,563)	(6,142)	(1,126)
Net cash used in financing activities	(722,770)	(546,398)	(374,144)

Net (decrease) increase in cash, cash equivalents and restricted cash	(69,527)	94,983	(34,926)
Cash, cash equivalents and restricted cash, beginning of period	130,598	35,615	70,541
Cash, cash equivalents and restricted cash, end of period	$61,071	$130,598	$35,615

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:
Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$38,659	$54,302	$25,198
Restricted cash	22,412	76,296	10,417
Total cash, cash equivalents and restricted cash	$61,071	$130,598	$35,615

Supplemental information:
Interest paid	$157,497	$158,630	$165,098
Income taxes paid	3,490	2,543	2,549
Non-cash transactions:
Accrued construction in progress	$16,484	$15,123	$19,625
Interest capitalized	8,728	9,720	6,912

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Consolidated Financial Statements

Years ended December 31, 2022, 2021 and 2020

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

As of December 31, 2022, MAA owned 115,480,336 OP Units (or 97.3% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2022, the Company owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of December 31, 2022, the Company also had six development communities under construction, totaling 2,310 apartment units once complete. Total expected costs for the six development projects are $728.7 million, of which $291.7 million had been incurred through December 31, 2022. The Company expects to complete two of these developments in 2023, two in 2024 and two in 2025. As of December 31, 2022, 34 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2022.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership and all other subsidiaries in which MAA has a controlling financial interest. MAA owns, directly or indirectly, approximately 80% to 100% of all consolidated subsidiaries, including the Operating Partnership. In management’s opinion, all adjustments necessary for a fair presentation of the consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Noncontrolling Interests

As of December 31, 2022, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s five consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of December 31, 2022, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $279.6 million, and consolidated liabilities were $14.5 million. As of December 31, 2021, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $252.8 million, and consolidated liabilities were $15.9 million. During the year ended December 31, 2022, the Company paid $43.1 million to acquire the noncontrolling interest of one consolidated real estate entity.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to “Buildings and improvements and other” as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, property taxes, insurance and salaries) during the years ended December 31, 2022, 2021 and 2020 were $14.4 million, $16.6 million and $12.7 million, respectively. Certain costs associated with the lease-up of development projects, including cost of model units, furnishings and signs, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

The purchase price of an acquired property is allocated based on the relative fair value of the individual components as a proportion of the total assets acquired. The Company allocates the cost of the tangible assets of an acquired property by valuing the building as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a building using methods similar to those used by independent appraisers. These methods include using stabilized net operating income, or NOI, and market specific capitalization and discount rates. The Company allocates the cost of land based on its relative fair value if acquired with a multifamily community or records the value based on the purchase price paid if acquired separately. In allocating the cost of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the residential leases acquired in connection with each of its property acquisitions approximate at-market rates since the residential lease terms generally do not extend beyond one year.

For residential leases, the fair value of the in-place leases and resident relationships is amortized over the remaining term of the resident leases. For retail and commercial leases, the fair value of in-place leases and tenant relationships is amortized over the remaining term of the leases. The net amount of these lease intangibles included in “Other assets” were negligible as of December 31, 2022 and 2021.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group or a property classified as held for sale are presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheets.

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

Restricted Cash

Restricted cash consists of security deposits required to be held separately, escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves, and cash held for exchanges under Section 1031(b) of the Internal Revenue Code of 1986, as amended, or the Code. Section 1031(b) exchanges are presented within “Cash, cash equivalents and restricted cash” in the accompanying Consolidated Statements of Cash Flows.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and five technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $42.3 million and $42.8 million as of December 31, 2022 and 2021, respectively.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of December 31, 2022 and 2021, the Company’s investments in the limited partnerships were $36.7 million and $79.4 million, respectively, and are included in “Other assets” in the accompanying Consolidated Balance Sheets, with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Consolidated Statements of Operations. The decrease in the Company’s investments in the limited partnerships was driven by the recognition of unrealized losses, which were primarily a result of a decrease in the valuation of an underlying investment that recently became publicly traded and the distribution of publicly traded marketable securities. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $35.4 million of expense, $51.7 million of income and $5.6 million of income, respectively, from its investments in the limited partnerships. As of December 31, 2022, the Company was committed to make additional capital contributions totaling $45.2 million if and when called by the general partners of the limited partnerships.

Other Assets

Other assets consist primarily of receivables, the value of derivative contracts, right-of-use lease assets, investments in technology-focused limited partnerships, marketable equity securities, deferred rental concessions, deferred financing costs relating to the revolving credit facility and commercial paper program and other prepaid expenses. Also included in other assets are the fair market value of in-place leases and resident relationships, net of accumulated amortization.

Marketable Equity Securities

During the year ended December 31, 2022, two of the technology-focused limited partnerships that are accounted for as investments in unconsolidated affiliates distributed publicly traded marketable equity securities to the Company and the other limited partners. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Consolidated Balance Sheets, with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Consolidated Statements of Operations. As of December 31, 2022, the Company’s investment in the marketable equity securities was $8.0 million. During the year ended December 31, 2022, the Company recognized $10.0 million of expense from its investment in marketable equity securities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of accrued dividends payable, accrued real estate taxes, unearned income, right-of-use lease liabilities, accrued payroll, security deposits, accrued interest payable, general liability and workers compensation insurance, accrued construction in progress, net deferred tax liability (see Note 7), accrued loss contingencies (see Note 11), accounts payable and other accrued expenses. The following table reflects a detail of the Company’s “Accrued expenses and other liabilities” balances as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Accrued dividends payable	$166,103	$128,916
Accrued real estate taxes	135,510	144,326
Unearned income	65,129	59,937
Right-of-use lease liabilities	28,671	30,251
Accrued payroll	27,667	27,092
Security deposits	26,533	24,660
Accrued interest payable	25,132	26,331
General liability and workers compensation insurance	22,624	23,851
Accrued construction in progress	16,484	15,123
Accounts payable, accrued expenses and other	101,990	103,913
Total	$615,843	$584,400

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

Before the issuance of shares of MAA’s common stock, upon physical or net share settlement of the forward sale agreements, MAA expects the shares issuable upon settlement of the forward sale agreements will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the forward sale agreements over the number of shares of common stock that could be purchased by MAA in the open market (based on the average market price during the period) using the proceeds to be received upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). When MAA physically or net share settles a forward sale agreement, the delivery of shares of common stock would result in an increase in the number of weighted average common shares outstanding and dilution to basic earnings per share. See Note 8 for additional disclosures regarding equity forward sale agreements.

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

Rental Costs

Costs associated with rental activities are expensed as incurred and include advertising expenses, which were $24.4 million, $23.9 million and $23.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of December 31, 2022 and 2021, right-of-use assets recorded within “Other assets” totaled $44.6 million and $47.0 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $28.7 million and $30.3 million, respectively, in the Consolidated Balance Sheets. Lease expense recognized for the years ended December 31, 2022, 2021 and 2020 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2022 and 2021 was also immaterial. See Note 11 for additional disclosures regarding leases.

Income Taxes

MAA has elected to be taxed as a REIT under the Code and intends to continue to operate in such a manner. The current and continuing qualification as a REIT depends on MAA’s ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain requirements with respect to the nature and diversity of MAA’s assets and sources of MAA’s gross income. As long as MAA qualifies for taxation as a REIT, it will generally not be subject to U.S. federal corporate income tax on its taxable income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation” (i.e., income taxation at both the corporate and shareholder levels) that generally results from an investment in a corporation. Even if MAA qualifies as a REIT, MAA may be subject to U.S. federal income and excise taxes in certain situations, such as if MAA fails to distribute timely all of its taxable income with respect to a taxable year. MAA also will be required to pay a 100% tax on any net income on non-arm’s length transactions between MAA and one of its taxable REIT subsidiaries, or TRSs. Furthermore, MAA and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which MAA transacts business or its shareholders reside, and the applicable state and local tax laws may not conform to the U.S. federal income tax treatment. Any taxes imposed on MAA would reduce its operating cash flows and net income.

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

For the years ended December 31, 2022, 2021 and 2020, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

Calculation of Earnings per common share - basic	2022	2021	2020
Net income	$654,776	$550,702	$264,015
Net income attributable to noncontrolling interests	(17,340)	(16,911)	(9,053)
Unvested restricted shares (allocation of earnings)	(438)	(539)	(338)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders, adjusted	$633,310	$529,564	$250,936

Weighted average common shares - basic	115,344	114,717	114,188
Earnings per common share - basic	$5.49	$4.62	$2.20

Calculation of Earnings per common share - diluted
Net income	$654,776	$550,702	$264,015
Net income attributable to noncontrolling interests (1)	(17,340)	(16,911)	(9,053)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders, adjusted	$633,748	$530,103	$251,274

Weighted average common shares - basic	115,344	114,717	114,188
Effect of dilutive securities	239	322	312
Weighted average common shares - diluted	115,583	115,039	114,500
Earnings per common share - diluted	$5.48	$4.61	$2.19
(1)
For the years ended December 31, 2022, 2021 and 2020, 3.2 million, 3.7 million and 4.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the years ended December 31, 2022, 2021 and 2020, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

Calculation of Earnings per common unit - basic	2022	2021	2020
Net income	$654,776	$550,702	$264,015
Net loss attributable to noncontrolling interests	293	—	—
Unvested restricted units (allocation of earnings)	(438)	(539)	(338)
Distributions to MAALP preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$650,943	$546,475	$259,989

Weighted average common units - basic	118,538	118,400	118,248
Earnings per common unit - basic	$5.49	$4.62	$2.20

Calculation of Earnings per common unit - diluted
Net income	$654,776	$550,702	$264,015
Net loss attributable to noncontrolling interests	293	—	—
Distributions to MAALP preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$651,381	$547,014	$260,327

Weighted average common units - basic	118,538	118,400	118,248
Effect of dilutive securities	239	322	312
Weighted average common units - diluted	118,777	118,722	118,560
Earnings per common unit - diluted	$5.48	$4.61	$2.20

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

Total compensation expense under the Stock Plan was $20.1 million, $18.2 million and $16.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Of these amounts, total compensation expense capitalized was $1.3 million, $1.5 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total unrecognized compensation expense was $12.1 million. This cost is expected to be recognized over the remaining weighted average period of 0.8 years. Total cash paid for the settlement of plan shares totaled $14.0 million, $9.0 million and $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Information concerning grants under the Stock Plan is provided below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, market condition, performance condition or a combination thereof and generally vests ratably over a period from the grant date up to 5 years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals, such as funds available for distribution targets, and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2022, 2021 and 2020, was $144.77, $88.22 and $100.53, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Risk free rate	1.010%	0.161%	1.603%
Dividend yield	2.024%	3.341%	3.070%
Volatility	25.84%	28.04%	17.02%
Requisite service period	3 years	3 years	3 years

The risk free rate was based on a zero coupon risk-free rate. The dividend yield was based on the closing stock price of MAA stock on the date of grant. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns, and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. The requisite service period is based on the criteria for the separate restricted stock awards according to the related vesting schedule.

A summary of the status of the nonvested restricted shares as of December 31, 2022, and the changes for the year ended December 31, 2022, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2022	161,896	$115.70
Issued	160,638	91.21
Vested	(195,526)	82.04
Forfeited	(1,243)	130.46
Nonvested as of December 31, 2022	125,765	$136.60

The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $16.0 million, $15.8 million and $13.9 million, respectively.

Stock Options

Options to purchase 463 shares of MAA's common stock were outstanding as of December 31, 2022. No stock options were granted or expired during the years ended December 31, 2022, 2021 and 2020. There were 350 options, 19,032 options and 918 options exercised during the years ended December 31, 2022, 2021 and 2020, respectively. These exercises resulted in net proceeds that were negligible during the years ended December 31, 2022 and 2020 and $1.5 million for the year ended December 31, 2021.

5.
Borrowings

The following table summarizes the Company’s outstanding debt as of December 31, 2022 and December 31, 2021 (dollars in thousands):

			As of December 31, 2022
Unsecured debt	December 31, 2022	December 31, 2021	Weighted Average Effective Rate	Weighted Average Contract Maturity
Variable rate commercial paper program	$20,000	$—	4.7%	1/3/2023
Fixed rate senior notes	$4,050,000	$4,175,000	3.4%	5/14/2029
Debt issuance costs, discounts, premiums and fair market value adjustments	(19,090)	(23,625)
Total unsecured debt	$4,050,910	$4,151,375	3.4%

Secured debt
Fixed rate property mortgages	$367,154	$368,555	4.4%	10/27/2048
Debt issuance costs	(3,161)	(3,240)
Total secured debt	$363,993	$365,315	4.4%
Total outstanding debt	$4,414,903	$4,516,690	3.4%

Unsecured Revolving Credit Facility

In July 2022, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.25 billion with an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of December 31, 2022, there was no outstanding balance under the revolving credit facility, while $4.3 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days. In September 2022, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding from time to time under the program from $500.0 million to $625.0 million. As of December 31, 2022, MAALP had $20.0 million outstanding under the commercial paper program. For the year ended December 31, 2022, the average daily borrowings outstanding under the commercial paper program were $34.9 million.

Unsecured Senior Notes

As of December 31, 2022, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2029.

In September 2022, MAALP retired the remaining $125.0 million portion of its publicly issued unsecured senior notes due in December 2022.

In July 2021, MAALP retired a $72.8 million tranche of privately placed unsecured senior notes at maturity.

In August 2021, MAALP publicly issued $300 million in aggregate principal amount of unsecured senior notes maturing in 2026 with interest payable semi-annually and a coupon rate of 1.100% per annum, or the 2026 Notes. MAALP also publicly issued $300 million in aggregate principal amount of unsecured senior notes maturing 2051 with interest payable semi-annually in arrears and a coupon rate of 2.875% per annum, or the 2051 Notes. Both the 2026 Notes and 2051 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other unsecured senior indebtedness of MAALP. The combined net proceeds of the offerings were $590.0 million, after deducting the combined original issue discounts and underwriting commissions totaling $10.0 million.

In September 2021, MAALP retired $149.3 million of privately placed unsecured senior notes and $125.0 million of publicly issued unsecured senior notes. MAALP incurred $13.4 million in prepayment penalties and write-offs of unamortized costs resulting from the debt retirements during the year ended December 31, 2021. These costs are included in “Other non-operating expense (income)” in the accompanying Consolidated Statements of Operations.

Secured Property Mortgages

As of December 31, 2022, MAALP had $367.2 million of fixed rate conventional property mortgages with a weighted average maturity in 2048.

In February 2021, MAALP retired a $118.6 million mortgage associated with eight apartment communities.

Schedule of Maturities

The following table includes scheduled principal repayments of MAALP’s outstanding borrowings as of December 31, 2022, as well as the amortization of debt issuance costs, discounts, premiums and fair market value adjustments (in thousands):

	Maturities	Amortization	Total
2023	$370,000	$(491)	$369,509
2024	400,000	(1,158)	398,842
2025	403,861	(2,110)	401,751
2026	300,000	(2,798)	297,202
2027	600,000	(3,452)	596,548
Thereafter	2,363,293	(12,242)	2,351,051
Total	$4,437,154	$(22,251)	$4,414,903

6.
Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of December 31, 2022 and 2021 totaled $4.4 billion and $4.5 billion, respectively, and had estimated fair values of $3.9 billion and $4.8 billion (excluding prepayment penalties) as of December 31, 2022 and 2021, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying value of variable rate debt as of December 31, 2022 totaled $20.0 million and had an estimated fair value of $20.0 million as of December 31, 2022. As of December 31, 2021, the Company had no variable rate debt outstanding. The fair value of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of December 31, 2022, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates to estimate the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense (income)” in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, the fair value of the embedded derivative was $13.4 million and $34.5 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of December 31, 2022 and 2021 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of December 31, 2022, the Company had $10.1 million recorded in “Accumulated other comprehensive loss”, or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next twelve months, the Company estimates an additional $1.3 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively (dollars in thousands):

Derivatives in Cash Flow	Location of Loss Reclassified	Net Loss Reclassified from AOCL into Interest Expense
Hedging Relationships	from AOCL into Income	2022	2021	2020
Terminated interest rate swaps	Interest expense	$(1,114)	$(1,114)	$(1,088)

Derivatives Not Designated	Location of (Loss) Gain Recognized	(Loss) Gain Recognized in Earnings on Derivative
as Hedging Instruments	in Earnings on Derivative	2022	2021	2020
Preferred stock embedded derivative	Other non-operating expense (income)	$(21,107)	$(4,560)	$2,562

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

Taxable REIT Subsidiaries

A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRSs generated taxable loss of $45.2 million for the year ended December 31, 2022 and taxable income of $51.8 million and $5.8 million for the years ended December 31, 2021 and 2020 and income tax benefit of $9.5 million for the year ended December 31, 2022 and income tax expense of $10.9 million and $0.8 million for the years ended December 31, 2021 and 2020. One of the Company’s TRSs generally provides the Company with services (property management services to a real estate joint venture and other services) for which the Company reimburses the TRS. In addition, one of the Company’s TRSs owns the investments in the technology-focused limited partnerships and marketable securities that generate investment income and losses. The investment income or loss is recognized for tax purposes at the time of sale or exchange of the investment.

In addition to the TRSs income tax provision, income tax expense primarily relates to the Texas-based margin tax for all Texas apartment communities. Income tax benefit for the Company for the year ended December 31, 2022 was $6.2 million and income tax expense for the years ended December 31, 2021 and 2020 was $13.6 million and $3.3 million, respectively, and is presented in “Income tax benefit (expense)” in the accompanying Consolidated Statements of Operations.

As of December 31, 2022 and 2021, the components of the Company’s TRSs deferred income tax assets and liabilities were as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Deferred tax asset:
Other	$—	$328

Deferred tax liability:
Unrealized gain from limited partnerships	$1,122	$12,946
Unrealized gain from marketable securities & other	1,700	246
Total deferred tax liability	$2,822	$13,192
Net deferred tax liability	$2,822	$12,864

The net deferred tax liability balances are reflected in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets for the years ended December 31, 2022 and 2021. The TRSs have no reserve for uncertain tax positions for the years ended December 31, 2022 and 2021, and management does not believe there will be any material changes in the TRSs unrecognized tax positions over the next 12 months. If necessary, the TRSs accrue interest and penalties on unrecognized tax benefits as a component of income tax expense.

Net Operating Loss Carryforwards

As of December 31, 2022, the Company held federal net operating loss, or NOL, carryforwards of $54.2 million for income tax purposes that expire in the years 2023 to 2032. Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards prior to utilization. The Company may use these NOLs to offset all or a portion of the taxable income generated at the REIT level. Tax years 2019 through 2022 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

Taxable Composition of Distributions

For income tax purposes, dividends paid to holders of common stock generally consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2022, 2021 and 2020, dividends per share held for the entire year were estimated to be taxable as follows:

	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$4.44	95.03%	$2.43	59.18%	$4.00	99.98%
Capital gains	0.23	4.78%	1.36	33.15%	0.00	0.02%
Un-recaptured Section 1250 gains	0.01	0.19%	0.31	7.67%	0.00	0.00%
Total	$4.68	100%	$4.10	100%	$4.00	100%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties.

8.
Shareholders’ Equity of MAA

As of December 31, 2022, 115,480,336 shares of common stock of MAA and 3,164,933 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,645,269 common shares and units. As of December 31, 2021, 115,336,876 shares of common stock of MAA and 3,206,118 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,542,994 common shares and units.

Preferred Stock

As of December 31, 2022, MAA had one outstanding series of cumulative redeemable preferred stock which has the following characteristics:

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

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A OP Units have the ability to reinvest all or part of their distributions from the Operating Partnership into MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in MAA’s common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA currently has registered with the SEC the offer and sale of up to 1,906,762 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount. Shares of MAA’s common stock totaling 6,547 in 2022, 6,301 in 2021 and 8,259 in 2020 were acquired by participants under the DRSPP. MAA did not offer a discount for optional cash purchases in 2022, 2021 or 2020.

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which price is net of issuance costs. Under the forward sale agreements, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and will be decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. MAA has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances, provided that settlement under each forward sale agreement must occur prior to the settlement date. No shares had been settled under the forward sale agreements as of December 31, 2022. The impact of the forward sale agreements was not dilutive to the Company’s diluted earnings per share for the years ended December 31, 2022 and 2021.

In January 2023, MAA settled its two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million.

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

During the years ended December 31, 2022, 2021 and 2020 MAA did not sell any shares of common stock under its ATM program. As of December 31, 2022, 4.0 million shares remained issuable under the current ATM program.

9.
Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of December 31, 2022, there were 118,645,269 OP Units outstanding, 115,480,336, or 97.3%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,164,933 OP Units were Class A OP Units owned by Class A limited partners. As of December 31, 2021, there were 118,542,994 OP Units outstanding, 115,336,876, or 97.3%, of which were owned by MAA and 3,206,118 of which were owned by the Class A limited partners.

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

As of December 31, 2022, a total of 3,164,933 Class A OP Units were outstanding and redeemable for 3,164,933 shares of MAA common stock, with an approximate value of $496.9 million, based on the closing price of MAA’s common stock on December 31, 2022 of $156.99 per share. As of December 31, 2021, a total of 3,206,118 Class A OP Units were outstanding and redeemable for 3,206,118 shares of MAA common stock, with an approximate value of $735.6 million, based on the closing price of MAA’s common stock on December 31, 2021 of $229.44 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of December 31, 2022, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of December 31, 2022, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 6 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10.
Employee Benefit Plans

The following provides details of the employee benefit plans not previously discussed in Note 4.

401(k) Savings Plans

MAA’s 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA’s Board of Directors has the discretion to approve matching contributions to the 401(k) Plan. MAA recognized expense from the 401(k) Plan of $4.4 million, $4.1 million and $3.9 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Non-Qualified Executive Deferred Compensation Retirement Plan

MAA has adopted the MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated effective January 1, 2016, or the Deferred Compensation Plan, for certain executive employees. Under the terms of the Deferred Compensation Plan, employees may elect to defer a percentage of their compensation and bonus, and MAA may, but is not obligated to, match a portion of the employees’ salary deferral. MAA recognized expense on its match to the Deferred Compensation Plan for the years ended December 31, 2022, 2021 and 2020 of $0.5 million, $0.1 million and $0.4 million, respectively.

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

For the years ended December 31, 2022, 2021 and 2020, directors deferred 6,122 shares, 6,944 shares and 10,593 shares of common stock, respectively, with weighted-average grant date fair values of $174.76, $164.23 and $111.19, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in the redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. As of December 31, 2022, $0.7 million of mandatorily redeemable shares were recorded as a liability and classified in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets. As of December 31, 2021, there was no liability related to mandatorily redeemable shares.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all participants with an account balance under the ESOP became 100% vested. The Company did not contribute to the ESOP during 2022, 2021 or 2020. As of December 31, 2022, the ESOP held 123,687 shares with a fair value of $19.4 million.

11.
Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that generally compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of December 31, 2022, the Company’s operating leases had a weighted average remaining lease term of approximately 33 years and a weighted average discount rate of approximately 4.5%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2022 (in thousands):

Operating Leases
2023	$2,885
2024	2,862
2025	2,872
2026	2,920
2027	2,969
Thereafter	57,024
Total minimum lease payments	71,532
Net present value adjustments	(42,861)
Right-of-use lease liabilities	$28,671

Legal Proceedings

In October 2022, six plaintiffs individually and on behalf of a purported class of plaintiffs, filed a complaint against RealPage, Inc., Greystar Real Estate Partners, LLC, Lincoln Property Co., FPI Management, Inc., MAA, Avenue5 Residential, LLC, Equity Residential, Essex Property Trust, Inc., Thrive Communities Management, LLC and Security Properties, Inc. in the United States District Court for the Southern District of California. The lawsuit alleges that RealPage and lessors of multifamily residential real estate conspired to artificially inflate the prices of multifamily residential real estate above competitive levels. The plaintiffs are seeking monetary damages and attorneys’ fees and costs and injunctive relief. We believe the lawsuit is without merit and will vigorously defend the action. The Company is unable to predict the outcome of this lawsuit given its early stage. While we do not believe that this matter will have a material adverse effect on our financial condition, we cannot give assurance that this matter will not have a material effect on our results of operations.

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

As of December 31, 2022 and 2021, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $10.0 million and $5.2 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets.

12.
Related Party Transactions

The cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a negligible payable to MAA, its general partner, as of December 31, 2022 and 2021 that is eliminated in the preparation of MAA’s consolidated financial statements. The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.

13.
Segment Information

As of December 31, 2022, the Company owned and operated 290 multifamily apartment communities (which does not include development communities under construction) in 15 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

The following reflects the two reportable segments for the Company:

•
Same Store includes communities that the Company has owned and have been stabilized for at least a full 12 months as of the first day of the calendar year.
•
Non-Same Store and Other includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have experienced a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in Non-Same Store and Other are non-multifamily activities and storm related expenses related to hurricanes.

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

The chief operating decision maker utilizes NOI in evaluating the performance of the operating segments. Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. Management believes that NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not directly related to property operating performance.

Revenues and NOI for each reportable segment for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Revenues:
Same Store
Rental revenues	$1,912,626	$1,683,380	$1,601,812
Other property revenues	12,083	11,854	11,557
Total Same Store revenues	1,924,709	1,695,234	1,613,369
Non-Same Store and Other
Rental revenues	93,512	81,822	64,401
Other property revenues	1,645	1,026	214
Total Non-Same Store and Other revenues	95,157	82,848	64,615
Total rental and other property revenues	$2,019,866	$1,778,082	$1,677,984
Net Operating Income:
Same Store NOI	$1,242,695	$1,061,572	$1,001,919
Non-Same Store and Other NOI	53,477	45,345	35,594
Total NOI	1,296,172	1,106,917	1,037,513
Depreciation and amortization	(542,998)	(533,433)	(510,842)
Property management expenses	(65,463)	(55,732)	(52,300)
General and administrative expenses	(58,833)	(52,884)	(46,858)
Interest expense	(154,747)	(156,881)	(167,562)
Gain on sale of depreciable real estate assets	214,762	220,428	9
Gain on sale of non-depreciable real estate assets	809	811	1,024
Other non-operating (expense) income	(42,713)	33,902	4,857
Income tax benefit (expense)	6,208	(13,637)	(3,327)
Income from real estate joint venture	1,579	1,211	1,501
Net income attributable to noncontrolling interests	(17,340)	(16,911)	(9,053)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders	$633,748	$530,103	$251,274

Assets for each reportable segment as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Same Store	$9,692,674	$9,907,740
Non-Same Store and Other	1,375,936	1,106,039
Corporate	172,555	271,403
Total assets	$11,241,165	$11,285,182

14.
Real Estate Acquisitions and Dispositions

During the year ended December 31, 2022, the Company acquired a 196-unit multifamily apartment community located in the Tampa, Florida market for approximately $73 million, a 344-unit multifamily apartment community located in the Charlotte, North Carolina market for approximately $140 million. The following table reflects the Company’s acquisition activity for the year ended December 31, 2022:

Multifamily Acquisitions	Market	Units	Date Acquired
MAA Hampton Preserve II	Tampa, FL	196	July 2022
MAA LoSo	Charlotte, NC	344	September 2022

During the year ended December 31, 2022, the Company acquired five land parcels for future development for approximately $59 million.

Land Acquisitions	Market	Acres	Date Acquired
MAA Florida Street Station	Denver, CO	4	March 2022
MAA Packing District	Orlando, FL	4	May 2022
MAA Panorama	Denver, CO	6	July 2022
MAA Nixie	Raleigh, NC	6	November 2022
Alta 10th (1)	Charlotte, NC	3	December 2022
(1)
Represents a pre-purchase multifamily development. Approximately $10 million has been funded as of December 31, 2022, primarily related to land, with development expected to begin in the second half of 2023. MAA owns 95% of the joint venture that owns this property.

During the year ended December 31, 2022, the Company closed on two dispositions in the Fort Worth, Texas market, one disposition in Maryland and one disposition in the Austin, Texas market. The Company received combined gross proceeds of approximately $325 million and recognized a combined gain on the sale of depreciable real estate assets of approximately $215 million. The following table reflects the Company’s disposition activity for the year ended December 31, 2022:

Multifamily Dispositions	Market	Units	Date Sold
MAA Deer Run	Fort Worth, TX	304	June 2022
MAA Oakbend	Fort Worth, TX	426	June 2022
Post Park Maryland	Maryland, MD	396	October 2022
Stassney Woods	Austin, TX	288	December 2022

During the year ended December 31, 2022, the Company closed on the disposition of two land parcels in the Huntsville, Alabama market for combined gross proceeds of approximately $1 million, resulting in the recognition of a negligible gain on the sale of non-depreciable real estate assets.

Land Dispositions	Market	Acres	Date Sold
Colonial Promenade	Huntsville, AL	2	April 2022
Colonial Promenade	Huntsville, AL	3	August 2022

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

December 31, 2022

(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2022
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Birchall at Ross Bridge	Birmingham, AL	$—		$2,641	$28,842	$—	$3,920	$2,641	$32,762	$35,403	$(12,558)	$22,845	2009	2011
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,762	22,079	—	7,134	3,762	29,213	32,975	(12,345)	20,630	2010	2013
Colonial Village at Trussville	Birmingham, AL	—		3,403	31,813	—	6,205	3,403	38,018	41,421	(14,803)	26,618	1996/97	2013
Eagle Ridge	Birmingham, AL	—		852	7,667	—	5,030	852	12,697	13,549	(9,456)	4,093	1986	1998
Colonial Grand at Traditions	Gulf Shores, AL	—		3,212	25,162	—	6,445	3,212	31,607	34,819	(12,678)	22,141	2007	2013
Colonial Grand at Edgewater	Huntsville, AL	—		4,944	38,673	—	8,850	4,944	47,523	52,467	(17,136)	35,331	1990	2013
Paddock Club at Providence	Huntsville, AL	—		1,740	10,152	—	17,192	1,740	27,344	29,084	(17,406)	11,678	1993	1997
Colonial Grand at Madison	Madison, AL	—		3,602	28,934	—	3,624	3,602	32,558	36,160	(13,057)	23,103	2000	2013
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	3,317	1,290	15,555	16,845	(5,800)	11,045	2008	2013
Colonial Grand at Liberty Park	Vestavia Hills, AL	—		3,922	30,977	—	8,585	3,922	39,562	43,484	(16,136)	27,348	2000	2013
MAA Sky View	Gilbert, AZ	—		2,668	14,577	—	3,099	2,668	17,676	20,344	(8,433)	11,911	2007	2009
MAA City Gate	Mesa, AZ	—		4,219	26,255	—	4,879	4,219	31,134	35,353	(11,675)	23,678	2002	2013
MAA Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	4,399	7,901	31,581	39,482	(15,332)	24,150	2007	2008
MAA Fountainhead	Phoenix, AZ	—	(1)	12,212	56,705	—	3,217	12,212	59,922	72,134	(12,011)	60,123	2015	2016
MAA Foothills	Phoenix, AZ	—		12,741	47,701	—	6,070	12,741	53,771	66,512	(29,123)	37,389	2005	2006
MAA Midtown Phoenix	Phoenix, AZ	—		9,001	—	—	74,239	9,001	74,239	83,240	(6,550)	76,690	2021	2019
MAA Old Town Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	8,895	7,820	60,522	68,342	(22,364)	45,978	1994/95	2013
MAA Camelback	Scottsdale, AZ	—		3,612	20,273	—	4,936	3,612	25,209	28,821	(9,323)	19,498	1999	2013
SkySong	Scottsdale, AZ	—		—	55,748	—	4,551	—	60,299	60,299	(12,397)	47,902	2014	2015
MAA River North	Denver, CO	—		14,500	28,900	—	41,377	14,500	70,277	84,777	(12,658)	72,119	2018	2016
MAA Promenade	Denver, CO	—		24,111	81,317	—	22,698	24,111	104,015	128,126	(15,137)	112,989	2017/19	2018
MAA Westglenn	Denver, CO	—		8,077	—	—	74,751	8,077	74,751	82,828	(5,127)	77,701	2021	2018
MAA Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	6,310	1,024	15,529	16,553	(11,907)	4,646	1985	1996
MAA Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	8,224	2,980	48,454	51,434	(17,807)	33,627	1999	2013
MAA Indigo Point	Brandon, FL	—		1,167	10,500	—	5,000	1,167	15,500	16,667	(10,795)	5,872	1989	2000
MAA Brandon	Brandon, FL	—		2,896	26,111	—	9,272	2,896	35,383	38,279	(24,967)	13,312	1998	1997
MAA Coral Springs	Coral Springs, FL	—		9,600	40,004	—	15,589	9,600	55,593	65,193	(32,102)	33,091	1996	2004
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	5,716	1,800	21,595	23,395	(12,753)	10,642	1999	1998
Retreat at Magnolia Parke	Gainesville, FL	—		2,040	16,338	—	1,610	2,040	17,948	19,988	(7,236)	12,752	2009	2011
MAA Heathrow	Heathrow, FL	—		4,101	35,684	—	6,131	4,101	41,815	45,916	(16,572)	29,344	1997	2013
220 Riverside	Jacksonville, FL	—		2,381	35,514	—	9,381	2,381	44,895	47,276	(8,637)	38,639	2015	2012
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	3,403	4,000	22,898	26,898	(9,074)	17,824	2008	2011
Coopers Hawk	Jacksonville, FL	—		854	7,500	—	4,843	854	12,343	13,197	(9,551)	3,646	1987	1995
Hunters Ridge Deerwood	Jacksonville, FL	—		1,533	13,835	—	6,282	1,533	20,117	21,650	(14,982)	6,668	1987	1997
Lakeside	Jacksonville, FL	—		1,430	12,883	—	9,066	1,430	21,949	23,379	(17,272)	6,107	1985	1996
Lighthouse at Fleming Island	Jacksonville, FL	—		4,047	35,052	—	6,715	4,047	41,767	45,814	(25,649)	20,165	2003	2003
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	4,443	1,411	19,410	20,821	(11,264)	9,557	1998	1998
MAA Mandarin Lakes	Jacksonville, FL	—		2,857	6,475	—	21,725	2,857	28,200	31,057	(14,456)	16,601	1987/ 2008	1995
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	3,118	6,417	39,187	45,604	(15,105)	30,499	2009	2011
Woodhollow	Jacksonville, FL	—		1,678	15,179	—	9,538	1,678	24,717	26,395	(19,523)	6,872	1986	1997
MAA Lake Mary	Lake Mary, FL	—	(2)	6,346	41,539	—	26,023	6,346	67,562	73,908	(21,284)	52,624	2012	2013
MAA Town Park	Lake Mary, FL	—		5,742	56,562	—	8,142	5,742	64,704	70,446	(26,705)	43,741	2005	2013
MAA Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	892	3,481	11,203	14,684	(4,629)	10,055	2004	2013
MAA Heather Glen	Orlando, FL	—		4,662	56,988	—	9,276	4,662	66,264	70,926	(25,362)	45,564	2000	2013
MAA Randal Lakes	Orlando, FL	—		8,859	50,553	—	50,076	8,859	100,629	109,488	(20,243)	89,245	2014/17	2013
MAA Robinson	Orlando, FL	—		6,003	—	—	91,543	6,003	91,543	97,546	(6,738)	90,808	2021	2018
MAA Baldwin Park	Orlando, FL	—		18,101	144,200	—	5,800	18,101	150,000	168,101	(37,061)	131,040	2011	2016
MAA Crosswater	Orlando, FL	—		7,046	52,585	—	2,586	7,046	55,171	62,217	(12,200)	50,017	2013	2016
MAA Parkside	Orlando, FL	—		5,669	49,754	—	9,863	5,669	59,617	65,286	(14,009)	51,277	1999	2016
MAA Lake Nona	Orlando, FL	—		7,880	41,175	—	7,730	7,880	48,905	56,785	(18,079)	38,706	2006	2012
Sand Lake	Orlando, FL	—		7,635	—	—	55,998	7,635	55,998	63,633	(4,379)	59,254	2021	2019
MAA Palm Harbor	Palm Harbor, FL	—		6,900	26,613	—	5,093	6,900	31,706	38,606	(15,294)	23,312	2000	2009
Club at Panama Beach	Panama City, FL	—		893	14,276	—	5,644	893	19,920	20,813	(12,213)	8,600	2000	1998
MAA Twin Lakes	Sanford, FL	—		3,091	47,793	—	5,190	3,091	52,983	56,074	(20,242)	35,832	2005	2013
Paddock Club Tallahassee	Tallahassee, FL	—		1,480	4,805	—	15,014	1,480	19,819	21,299	(15,133)	6,166	1992	1997
Verandas at Southwood	Tallahassee, FL	—		3,600	25,914	—	2,738	3,600	28,652	32,252	(8,651)	23,601	2003	2011
MAA Belmere	Tampa, FL	—		852	7,667	—	8,185	852	15,852	16,704	(11,564)	5,140	1984	1994
MAA Hampton Preserve	Tampa, FL	—		6,233	69,535	—	5,126	6,233	74,661	80,894	(26,641)	54,253	2012	2013
MAA Hampton Preserve II	Tampa, FL	—		10,796	61,863	—	226	10,796	62,089	72,885	(1,000)	71,885	2021	2022
MAA Carrollwood	Tampa, FL	—		927	7,355	—	6,969	927	14,324	15,251	(10,363)	4,888	1980	1998
MAA Bay View	Tampa, FL	—		4,541	28,381	—	2,817	4,541	31,198	35,739	(7,670)	28,069	1997	2016
MAA Harbour Island	Tampa, FL	—		16,296	116,193	—	18,068	16,296	134,261	150,557	(33,930)	116,627	1997	2016
MAA Hyde Park	Tampa, FL	—		16,891	95,259	—	11,626	16,891	106,885	123,776	(26,730)	97,046	1994	2016
MAA Rocky Point	Tampa, FL	—		35,260	153,102	—	19,619	35,260	172,721	207,981	(43,106)	164,875	1994-1996	2016
MAA SoHo Square	Tampa, FL	—	(1)	5,190	56,296	—	1,537	5,190	57,833	63,023	(12,649)	50,374	2012	2016
MAA Tampa Oaks	Tampa, FL	—		2,891	19,055	—	4,056	2,891	23,111	26,002	(10,868)	15,134	2005	2008
MAA Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	3,990	3,051	46,758	49,809	(17,816)	31,993	2004	2013
MAA Windermere	Windermere, FL	—	(1)	2,711	36,710	—	3,615	2,711	40,325	43,036	(14,247)	28,789	2009	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2022
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Briarcliff	Atlanta, GA	—		24,614	114,921	—	8,969	24,614	123,890	148,504	(29,370)	119,134	1996	2016
MAA Brookhaven	Atlanta, GA	—		29,048	106,463	—	12,427	29,048	118,890	147,938	(30,415)	117,523	1989-1992	2016
MAA Brookwood	Atlanta, GA	—	(2)	11,168	52,758	—	7,631	11,168	60,389	71,557	(21,806)	49,751	2008	2012
MAA Buckhead	Atlanta, GA	—		8,633	19,844	—	11,480	8,633	31,324	39,957	(12,048)	27,909	2002	2012
MAA Centennial Park	Atlanta, GA	—		13,650	10,950	—	62,859	13,650	73,809	87,459	(10,838)	76,621	2018	2016
MAA Chastain	Atlanta, GA	—		30,223	82,964	—	5,476	30,223	88,440	118,663	(21,115)	97,548	1990	2016
MAA Dunwoody	Atlanta, GA	—		15,799	48,054	—	6,402	15,799	54,456	70,255	(13,357)	56,898	1995	2016
MAA Gardens	Atlanta, GA	—		17,907	56,093	—	10,242	17,907	66,335	84,242	(16,456)	67,786	1996	2016
MAA Glen	Atlanta, GA	—		13,878	51,079	—	8,196	13,878	59,275	73,153	(14,489)	58,664	1996	2016
MAA Lenox	Atlanta, GA	—		23,876	165,572	—	5,634	23,876	171,206	195,082	(44,660)	150,422	2006/15	2016
MAA Midtown	Atlanta, GA	—		7,000	44,000	—	41,507	7,000	85,507	92,507	(12,839)	79,668	2017	2016
MAA Oglethorpe	Atlanta, GA	—		6,856	31,441	—	8,164	6,856	39,605	46,461	(18,083)	28,378	1994	2008
MAA Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	2,279	11,974	57,543	69,517	(13,196)	56,321	1992-1994/2009	2016
MAA Piedmont Park	Atlanta, GA	—		11,025	34,277	—	5,966	11,025	40,243	51,268	(8,828)	42,440	1999	2016
MAA Riverside	Atlanta, GA	—		23,765	89,369	—	11,743	23,765	101,112	124,877	(27,479)	97,398	1996	2016
MAA Spring	Atlanta, GA	—		18,596	57,819	—	7,852	18,596	65,671	84,267	(17,444)	66,823	1999	2016
MAA Stratford	Atlanta, GA	—		—	30,051	—	6,853	—	36,904	36,904	(9,729)	27,175	1999	2016
MAA Berkeley Lake	Duluth, GA	—		1,960	15,707	—	3,731	1,960	19,438	21,398	(8,764)	12,634	1998	2013
MAA McDaniel Farm	Duluth, GA	—		3,985	32,206	—	7,501	3,985	39,707	43,692	(17,379)	26,313	1997	2013
MAA Pleasant Hill	Duluth, GA	—		6,753	32,202	—	9,022	6,753	41,224	47,977	(17,127)	30,850	1996	2013
MAA Prescott	Duluth, GA	—		3,840	24,011	—	7,024	3,840	31,035	34,875	(18,307)	16,568	2001	2004
MAA River Oaks	Duluth, GA	—		4,349	13,579	—	4,506	4,349	18,085	22,434	(9,518)	12,916	1992	2013
MAA River Place	Duluth, GA	—		2,059	19,158	—	5,042	2,059	24,200	26,259	(10,317)	15,942	1994	2013
MAA Mount Vernon	Dunwoody, GA	—		6,861	23,748	—	5,054	6,861	28,802	35,663	(11,152)	24,511	1997	2013
MAA Lake Lanier	Gainesville, GA	—		6,710	40,994	—	12,687	6,710	53,681	60,391	(31,221)	29,170	1998/ 2001	2005
MAA Shiloh	Kennesaw, GA	—		4,864	45,893	—	9,028	4,864	54,921	59,785	(22,042)	37,743	2002	2013
MAA Milstead	LaGrange, GA	—		3,100	29,240	—	4,286	3,100	33,526	36,626	(11,569)	25,057	1998	2008
MAA Barrett Creek	Marietta, GA	—		5,661	26,186	—	4,646	5,661	30,832	36,493	(14,059)	22,434	1999	2013
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	3,030	1,750	33,923	35,673	(13,044)	22,629	2008	2013
Colonial Grand at Godley Station	Pooler, GA	3,861		1,800	35,454	—	5,745	1,800	41,199	42,999	(15,627)	27,372	2001	2013
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	3,264	1,500	28,126	29,626	(11,019)	18,607	2009	2011
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	8,367	2,441	45,230	47,671	(17,115)	30,556	1997	2013
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	2,932	2,521	11,155	13,676	(4,504)	9,172	1986	2013
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	4,413	1,288	15,992	17,280	(12,034)	5,246	1997	1998
Oaks at Wilmington Island	Savannah, GA	—		2,864	25,315	—	6,568	2,864	31,883	34,747	(17,249)	17,498	1999	2006
MAA West Village	Smyrna, GA	—		14,410	73,733	—	11,848	14,410	85,581	99,991	(25,375)	74,616	2006/12	2014
Ranch at Prairie Trace	Overland Park, KS	—		3,500	40,614	—	3,163	3,500	43,777	47,277	(8,829)	38,448	2015	2015
MAA Pinnacle	Lexington, KY	—		2,024	31,525	—	8,079	2,024	39,604	41,628	(23,148)	18,480	2000	1998
MAA Lakepointe	Lexington, KY	—		411	3,699	—	2,881	411	6,580	6,991	(5,341)	1,650	1986	1994
MAA Mansion	Lexington, KY	—		694	6,242	—	4,385	694	10,627	11,321	(8,512)	2,809	1989	1994
MAA Village	Lexington, KY	—		900	8,097	—	5,155	900	13,252	14,152	(10,806)	3,346	1989	1994
Stonemill Village	Louisville, KY	—		1,169	10,518	—	10,935	1,169	21,453	22,622	(16,841)	5,781	1985	1994
Market Station	Kansas City, MO	—		5,814	46,241	—	5,063	5,814	51,304	57,118	(17,838)	39,280	2010	2012
The Denton	Kansas City, MO	—		5,520	50,939	—	29,563	5,520	80,502	86,022	(15,043)	70,979	2013/14/17	2015
MAA Beaver Creek	Apex, NC	—		7,491	34,863	—	4,320	7,491	39,183	46,674	(14,556)	32,118	2007	2013
MAA Hermitage	Cary, NC	—		900	8,099	—	5,904	900	14,003	14,903	(10,466)	4,437	1988	1997
MAA 900 Waterford	Cary, NC	—		4,000	20,250	—	5,482	4,000	25,732	29,732	(14,535)	15,197	1996	2005
MAA 1225	Charlotte, NC	—		9,612	22,342	—	32,753	9,612	55,095	64,707	(16,535)	48,172	2010	2010
MAA Ayrsley	Charlotte, NC	—		2,481	52,119	—	17,821	2,481	69,940	72,421	(24,224)	48,197	2008	2013
MAA Ballantyne	Charlotte, NC	—		16,216	44,817	—	5,628	16,216	50,445	66,661	(12,287)	54,374	2004	2016
MAA Beverly Crest	Charlotte, NC	—		3,161	24,004	—	5,652	3,161	29,656	32,817	(11,025)	21,792	1996	2013
MAA Chancellor Park	Charlotte, NC	—		5,311	28,016	—	6,942	5,311	34,958	40,269	(13,590)	26,679	1999	2013
MAA City Grand	Charlotte, NC	—		1,620	17,499	—	1,996	1,620	19,495	21,115	(7,031)	14,084	2005	2013
MAA Enclave	Charlotte, NC	—		1,461	18,984	—	2,482	1,461	21,466	22,927	(7,402)	15,525	2008	2013
MAA Gateway	Charlotte, NC	—		17,528	57,444	—	14,008	17,528	71,452	88,980	(17,261)	71,719	2000	2016
MAA Legacy Park	Charlotte, NC	—		2,891	28,272	—	4,703	2,891	32,975	35,866	(12,704)	23,162	2001	2013
MAA LoSo	Charlotte, NC	—		14,600	108,076	—	16,514	14,600	124,590	139,190	(1,168)	138,022	2021	2022
MAA Prosperity Creek	Charlotte, NC	—		4,591	27,713	—	3,660	4,591	31,373	35,964	(12,399)	23,565	2005	2013
MAA Reserve	Charlotte, NC	—		4,628	44,282	—	14,306	4,628	58,588	63,216	(13,174)	50,042	2013	2013
MAA South Line	Charlotte, NC	—		18,835	58,795	—	5,720	18,835	64,515	83,350	(14,284)	69,066	2009	2016
MAA South Park	Charlotte, NC	—		20,869	65,517	—	9,981	20,869	75,498	96,367	(18,620)	77,747	1996	2016
MAA South Tryon	Charlotte, NC	—		2,260	19,489	—	3,625	2,260	23,114	25,374	(9,038)	16,336	2002	2013
MAA University Lake	Charlotte, NC	—		3,250	31,389	—	6,746	3,250	38,135	41,385	(15,244)	26,141	1998	2013
MAA Uptown	Charlotte, NC	—		10,888	30,078	—	7,750	10,888	37,828	48,716	(8,716)	40,000	2000	2016
MAA Cornelius	Cornelius, NC	—		4,571	29,151	—	2,700	4,571	31,851	36,422	(13,018)	23,404	2009	2013
MAA Patterson	Durham, NC	—		2,590	27,126	—	4,961	2,590	32,087	34,677	(12,277)	22,400	1997	2013
MAA Research Park	Durham, NC	—		4,201	37,682	—	6,528	4,201	44,210	48,411	(16,977)	31,434	2002	2013
MAA Duke Forest	Durham, NC	—		3,271	15,609	—	3,080	3,271	18,689	21,960	(8,246)	13,714	1985	2013
MAA Huntersville	Huntersville, NC	—		4,251	31,948	—	4,707	4,251	36,655	40,906	(14,644)	26,262	2008	2013
MAA Fifty-One	Matthews, NC	—		3,071	21,830	—	7,067	3,071	28,897	31,968	(12,757)	19,211	2008	2013
MAA Matthews Commons	Matthews, NC	—		3,690	28,536	—	3,321	3,690	31,857	35,547	(12,493)	23,054	2008	2013
MAA Arringdon	Morrisville, NC	—		6,401	31,134	—	6,114	6,401	37,248	43,649	(14,224)	29,425	2003	2013
MAA Brierdale	Raleigh, NC	—		7,372	50,202	—	4,450	7,372	54,652	62,024	(20,473)	41,551	2010	2013
MAA Brier Falls	Raleigh, NC	—		6,572	48,910	—	4,107	6,572	53,017	59,589	(19,323)	40,266	2008	2013
MAA Crabtree	Raleigh, NC	—		2,241	18,434	—	3,953	2,241	22,387	24,628	(8,013)	16,615	1997	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2022
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Trinity	Raleigh, NC	—		5,232	45,138	—	6,490	5,232	51,628	56,860	(20,635)	36,225	2000/02	2013
MAA Hue	Raleigh, NC	—		3,690	29,910	—	3,169	3,690	33,079	36,769	(10,946)	25,823	2009	2010
MAA Wade Park	Raleigh, NC	—		19,434	98,288	—	28,989	19,434	127,277	146,711	(32,932)	113,779	2011/17/19	2016
MAA Preserve	Raleigh, NC	—		5,831	21,980	—	28,420	5,831	50,400	56,231	(24,502)	31,729	2004	2006
MAA Providence	Raleigh, NC	—		4,695	29,007	—	3,548	4,695	32,555	37,250	(15,711)	21,539	2007	2008
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	3,302	4,091	33,128	37,219	(12,851)	24,368	2009	2013
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	6,259	4,909	31,902	36,811	(12,919)	23,892	2007	2013
Tanglewood	Anderson, SC	—		427	3,853	—	2,973	427	6,826	7,253	(5,864)	1,389	1980	1994
1201 Midtown	Charleston, SC	—		18,679	63,759	—	18,164	18,679	81,923	100,602	(13,880)	86,722	2015/18	2016
Colonial Grand at Cypress Cove	Charleston, SC	—		3,610	28,645	—	6,127	3,610	34,772	38,382	(12,877)	25,505	2001	2013
Colonial Village at Hampton Pointe	Charleston, SC	—		3,971	22,790	—	9,085	3,971	31,875	35,846	(12,322)	23,524	1986	2013
Colonial Village at Westchase	Charleston, SC	—		4,571	20,091	—	6,483	4,571	26,574	31,145	(11,364)	19,781	1985	2013
Quarterdeck at James Island	Charleston, SC	—		920	24,097	—	8,059	920	32,156	33,076	(12,227)	20,849	1987	2013
River's Walk	Charleston, SC	—		8,831	39,430	—	3,627	8,831	43,057	51,888	(9,365)	42,523	2013/16	2013
Paddock Club Columbia	Columbia, SC	—		1,840	16,560	—	7,335	1,840	23,895	25,735	(17,424)	8,311	1991	1997
Fairways	Columbia, SC	—		910	8,207	—	3,439	910	11,646	12,556	(9,802)	2,754	1992	1994
Colonial Village at Windsor Place	Goose Creek, SC	—		1,321	14,163	—	5,080	1,321	19,243	20,564	(8,266)	12,298	1985	2013
Highland Ridge	Greenville, SC	—		482	4,337	—	3,115	482	7,452	7,934	(5,538)	2,396	1984	1995
Howell Commons	Greenville, SC	—		1,304	11,740	—	5,079	1,304	16,819	18,123	(13,062)	5,061	1987	1997
Innovation	Greenville, SC	—		4,437	52,026	—	2,998	4,437	55,024	59,461	(11,962)	47,499	2015	2016
Paddock Club Greenville	Greenville, SC	—		1,200	10,800	—	3,776	1,200	14,576	15,776	(10,897)	4,879	1996	1997
Park Haywood	Greenville, SC	—		360	2,925	—	5,315	360	8,240	8,600	(6,487)	2,113	1983	1993
Spring Creek	Greenville, SC	—		583	5,374	—	3,396	583	8,770	9,353	(6,834)	2,519	1985	1995
The Greene	Greenville, SC	—		5,427	66,546	—	1,390	5,427	67,936	73,363	(6,062)	67,301	2019	2019
Runaway Bay	Mt. Pleasant, SC	—		1,096	7,269	—	7,657	1,096	14,926	16,022	(11,415)	4,607	1988	1995
Colonial Grand at Commerce Park	North Charleston, SC	—		2,780	33,966	—	5,990	2,780	39,956	42,736	(14,740)	27,996	2008	2013
535 Brookwood	Simpsonville, SC	—		1,216	18,666	—	2,609	1,216	21,275	22,491	(9,172)	13,319	2008	2010
Park Place	Spartanburg, SC	—		723	6,504	—	2,672	723	9,176	9,899	(7,319)	2,580	1987	1997
Colonial Village at Waters Edge	Summerville, SC	—		2,103	9,187	—	5,407	2,103	14,594	16,697	(7,193)	9,504	1985	2013
Farmington Village	Summerville, SC	—		2,800	26,295	—	3,796	2,800	30,091	32,891	(15,548)	17,343	2007	2007
Hamilton Pointe	Chattanooga, TN	—		1,131	10,632	—	7,874	1,131	18,506	19,637	(10,094)	9,543	1989	1992
Hidden Creek	Chattanooga, TN	—		972	8,954	—	7,380	972	16,334	17,306	(8,909)	8,397	1987	1988
Steeplechase	Chattanooga, TN	—		217	1,957	—	4,861	217	6,818	7,035	(4,336)	2,699	1986	1991
Windridge	Chattanooga, TN	—		817	7,416	—	5,403	817	12,819	13,636	(9,350)	4,286	1984	1997
Kirby Station	Memphis, TN	—		1,148	10,337	—	10,975	1,148	21,312	22,460	(16,485)	5,975	1978	1994
Lincoln on the Green	Memphis, TN	—		1,498	20,483	—	19,257	1,498	39,740	41,238	(30,300)	10,938	1992	1994
Park Estate	Memphis, TN	—		178	1,141	—	3,922	178	5,063	5,241	(3,790)	1,451	1974	1977
Reserve at Dexter Lake	Memphis, TN	—		3,407	16,043	—	49,127	3,407	65,170	68,577	(34,654)	33,923	2000	1998
MAA Murfreesboro	Murfreesboro, TN	—		915	14,774	—	5,015	915	19,789	20,704	(11,825)	8,879	1999	1998
MAA Acklen	Nashville, TN	—		12,761	58,906	—	2,580	12,761	61,486	74,247	(11,433)	62,814	2015	2017
MAA Indian Lake	Nashville, TN	—		4,950	28,053	—	3,576	4,950	31,629	36,579	(12,092)	24,487	2010	2011
MAA Kennesaw Farms	Nashville, TN	—		3,456	22,443	—	5,383	3,456	27,826	31,282	(11,570)	19,712	2008	2010
MAA Brentwood	Nashville, TN	—		1,191	10,739	—	9,633	1,191	20,372	21,563	(15,116)	6,447	1986	1994
MAA Charlotte Ave	Nashville, TN	—		7,898	54,480	—	2,782	7,898	57,262	65,160	(9,597)	55,563	2016	2017
MAA Bellevue	Nashville, TN	—		17,193	64,196	—	8,288	17,193	72,484	89,677	(22,880)	66,797	1996/ 2015	2013
MAA Nashville West	Nashville, TN	—		2,963	33,673	—	11,031	2,963	44,704	47,667	(24,992)	22,675	2001	1998
MAA Monthaven Park	Nashville, TN	—		2,736	28,902	—	8,294	2,736	37,196	39,932	(22,630)	17,302	2000	2004
MAA Park	Nashville, TN	—		1,524	14,800	—	9,574	1,524	24,374	25,898	(19,128)	6,770	1987	1995
MAA Cool Springs	Nashville, TN	—		6,670	—	—	54,391	6,670	54,391	61,061	(14,953)	46,108	2012	2010
MAA Sam Ridley	Nashville, TN	—		3,350	28,308	—	5,479	3,350	33,787	37,137	(14,112)	23,025	2009	2010
MAA Balcones Woods	Austin, TX	—		1,598	14,398	—	11,762	1,598	26,160	27,758	(17,296)	10,462	1983	1997
MAA Canyon Creek	Austin, TX	—		3,621	32,137	—	3,734	3,621	35,871	39,492	(13,724)	25,768	2008	2013
MAA Canyon Pointe	Austin, TX	—		3,778	20,201	—	4,550	3,778	24,751	28,529	(10,202)	18,327	2003	2013
MAA Double Creek	Austin, TX	—		3,131	29,375	—	2,248	3,131	31,623	34,754	(12,240)	22,514	2013	2013
MAA Onion Creek	Austin, TX	—		4,902	33,010	—	4,178	4,902	37,188	42,090	(14,725)	27,365	2009	2013
MAA Wells Branch	Austin, TX	—	(1)	3,722	32,283	—	4,040	3,722	36,323	40,045	(13,258)	26,787	2008	2013
MAA Quarry Oaks	Austin, TX	—		4,621	34,461	—	13,484	4,621	47,945	52,566	(18,074)	34,492	1996	2013
MAA Sunset Valley	Austin, TX	—		3,150	11,393	—	6,029	3,150	17,422	20,572	(9,644)	10,928	1996	2004
MAA Western Oaks	Austin, TX	—	(2)	9,100	49,339	—	4,827	9,100	54,166	63,266	(19,917)	43,349	2001	2009
MAA Barton Creek	Austin, TX	—		8,683	21,497	—	4,875	8,683	26,372	35,055	(6,606)	28,449	1998	2016
MAA Park Mesa	Austin, TX	—		4,653	19,828	—	2,534	4,653	22,362	27,015	(5,285)	21,730	1992	2016
MAA South Lamar	Austin, TX	—		20,542	74,093	—	28,794	20,542	102,887	123,429	(22,265)	101,164	2011/17	2016
MAA West Austin	Austin, TX	—	(1)	7,805	48,843	—	3,450	7,805	52,293	60,098	(15,096)	45,002	2009	2016
MAA Brushy Creek	Austin, TX	—		2,900	24,009	—	6,489	2,900	30,498	33,398	(16,710)	16,688	2003	2006
MAA East Austin	Austin, TX	—		2,281	6,169	—	15,444	2,281	21,613	23,894	(10,641)	13,253	1987	1995
MAA Barton Skyway	Austin, TX	—		1,405	12,769	—	13,750	1,405	26,519	27,924	(14,611)	13,313	1977	1997
MAA Windmill Hill	Austin, TX	—		5,006	—	—	55,114	5,006	55,114	60,120	(1,399)	58,721	N/A	2020
MAA Shoal Creek	Bedford, TX	—		4,982	27,377	—	6,145	4,982	33,522	38,504	(13,546)	24,958	1996	2013
MAA Willow Creek	Bedford, TX	—		3,109	33,488	—	11,042	3,109	44,530	47,639	(18,055)	29,584	1996	2013
MAA Hebron	Carrollton, TX	—		4,231	42,237	—	2,814	4,231	45,051	49,282	(16,154)	33,128	2011	2013
MAA Cedar park	Cedar Park, TX	—		7,232	56,640	—	7,042	7,232	63,682	70,914	(23,982)	46,932	2005	2013
Grand Cypress	Cypress, TX	—		3,881	24,267	—	4,749	3,881	29,016	32,897	(8,275)	24,622	2008	2013
MAA Medical District	Dallas, TX	—		4,050	33,779	—	4,600	4,050	38,379	42,429	(12,937)	29,492	2007	2013
MAA Highlands North	Dallas, TX	—		988	8,893	—	4,963	988	13,856	14,844	(9,966)	4,878	1986	1998

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2022
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Grand Courtyards	Dallas, TX	—		2,730	22,240	—	6,749	2,730	28,989	31,719	(15,308)	16,411	2000	2006
MAA Lowes Farm	Dallas, TX	—		5,016	41,091	—	4,317	5,016	45,408	50,424	(17,601)	32,823	2008	2011
MAA Frisco Bridges	Dallas, TX	—		14,845	66,571	—	65,132	14,845	131,703	146,548	(30,454)	116,094	2009/13/21	2013
MAA McKinney Avenue	Dallas, TX	—		34,765	40,127	—	11,682	34,765	51,809	86,574	(13,282)	73,292	1993/96	2016
MAA Worthington	Dallas, TX	—		13,713	43,268	—	10,192	13,713	53,460	67,173	(12,008)	55,165	1993/ 2008	2016
MAA Abbey	Dallas, TX	—		2,711	4,369	—	847	2,711	5,216	7,927	(1,295)	6,632	1996	2016
MAA Addison Circle	Dallas, TX	—		12,308	189,419	—	27,846	12,308	217,265	229,573	(52,494)	177,079	1998-2000	2016
MAA North Hall	Dallas, TX	—		13,030	14,383	—	4,139	13,030	18,522	31,552	(5,369)	26,183	1998	2016
MAA Eastside	Dallas, TX	—		7,134	58,095	—	5,412	7,134	63,507	70,641	(16,258)	54,383	2008	2016
MAA Gallery	Dallas, TX	—		4,391	7,910	—	2,039	4,391	9,949	14,340	(2,853)	11,487	1999	2016
MAA Heights	Dallas, TX	—		26,245	37,922	—	5,114	26,245	43,036	69,281	(10,931)	58,350	1998-1999/ 2009	2016
MAA Katy Trail	Dallas, TX	—		10,333	32,456	—	2,332	10,333	34,788	45,121	(7,862)	37,259	2010	2016
MAA Legacy	Dallas, TX	—	(1)	6,575	55,277	—	6,934	6,575	62,211	68,786	(15,059)	53,727	2000	2016
MAA Meridian	Dallas, TX	—		8,780	13,654	—	1,468	8,780	15,122	23,902	(3,952)	19,950	1991	2016
MAA Uptown Village	Dallas, TX	—		34,974	33,213	—	9,735	34,974	42,948	77,922	(11,545)	66,377	1995-2000	2016
MAA Watermark	Dallas, TX	—		960	14,438	—	4,462	960	18,900	19,860	(10,962)	8,898	2002	2004
MAA Bear Creek	Euless, TX	—		6,453	30,048	—	6,339	6,453	36,387	42,840	(14,850)	27,990	1998	2013
MAA Fairview	Fairview, TX	—		2,171	35,077	—	2,641	2,171	37,718	39,889	(13,092)	26,797	2012	2013
MAA Starwood	Frisco, TX	—		3,240	26,069	—	3,225	3,240	29,294	32,534	(12,334)	20,200	2009	2010
MAA Grapevine	Grapevine, TX	—		2,351	29,757	—	9,661	2,351	39,418	41,769	(14,886)	26,883	1985/86	2013
Greenwood Forest	Houston, TX	—		3,465	23,482	—	2,756	3,465	26,238	29,703	(8,844)	20,859	1994	2013
Legacy Pines	Houston, TX	—		2,142	19,066	—	5,175	2,142	24,241	26,383	(15,171)	11,212	1999	2003
Park Place Houston	Houston, TX	—		2,061	15,830	—	4,787	2,061	20,617	22,678	(10,569)	12,109	1996	2007
Post 510	Houston, TX	—		7,226	33,366	—	2,177	7,226	35,543	42,769	(9,253)	33,516	2014	2016
Post at Afton Oaks	Houston, TX	—		11,503	65,469	—	4,776	11,503	70,245	81,748	(20,468)	61,280	2017	2016
Post Midtown Square	Houston, TX	—		19,038	89,570	—	9,288	19,038	98,858	117,896	(24,750)	93,146	1999/ 2013	2016
Ranchstone	Houston, TX	—		1,480	14,807	—	4,509	1,480	19,316	20,796	(9,867)	10,929	1996	2007
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	6,288	1,968	26,216	28,184	(13,867)	14,317	1999	2006
Retreat at Vintage Park	Houston, TX	—	(1)	8,211	40,352	—	2,942	8,211	43,294	51,505	(9,325)	42,180	2014	2014
Yale at 6th	Houston, TX	—	(2)	13,107	62,764	—	3,280	13,107	66,044	79,151	(12,234)	66,917	2015	2016
MAA Park Point	Houston, TX	—		9,031	—	—	45,861	9,031	45,861	54,892	(2,937)	51,955	N/A	2018
Cascade at Fall Creek	Humble, TX	—		5,985	40,011	—	5,880	5,985	45,891	51,876	(22,501)	29,375	2007	2007
MAA Bella Casita	Irving, TX	—		2,521	26,432	—	5,855	2,521	32,287	34,808	(12,729)	22,079	2007	2010
MAA Valley Ranch	Irving, TX	—		5,072	37,397	—	15,799	5,072	53,196	58,268	(22,764)	35,504	1997	2013
MAA Las Colinas	Irving, TX	—	(2)	3,902	40,691	—	4,259	3,902	44,950	48,852	(15,209)	33,643	2006	2013
MAA Remington Hills	Irving, TX	—		4,390	21,822	—	15,976	4,390	37,798	42,188	(14,291)	27,897	1984	2013
MAA Times Square	McKinney, TX	—		1,130	28,058	—	6,575	1,130	34,633	35,763	(14,936)	20,827	2009	2010
MAA Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	4,295	4,034	23,823	27,857	(7,450)	20,407	2000	2013
MAA Market Center	Plano, TX	—		16,894	110,705	—	6,835	16,894	117,540	134,434	(24,535)	109,899	2013/15	2014
MAA Highwood	Plano, TX	—		864	7,783	—	3,971	864	11,754	12,618	(8,695)	3,923	1983	1998
MAA Los Rios	Plano, TX	—		3,273	28,823	—	8,238	3,273	37,061	40,334	(23,072)	17,262	2000	2003
MAA Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	9,126	3,382	36,056	39,438	(20,076)	19,362	1999	2005
MAA Copper Ridge	Roanoke, TX	—		4,166	—	—	48,957	4,166	48,957	53,123	(12,245)	40,878	2009/20	2008
MAA Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	4,384	5,511	40,625	46,136	(15,472)	30,664	2009	2013
MAA Round Rock	Round Rock, TX	—		4,691	45,379	—	4,604	4,691	49,983	54,674	(18,627)	36,047	1997	2013
MAA Sierra Vista	Round Rock, TX	—		2,561	16,488	—	5,529	2,561	22,017	24,578	(9,252)	15,326	1999	2013
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	4,601	2,380	31,583	33,963	(12,997)	20,966	2009	2011
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	3,235	4,257	39,994	44,251	(8,876)	35,375	2014	2014
Haven at Blanco	San Antonio, TX	—		5,411	45,958	—	5,565	5,411	51,523	56,934	(18,624)	38,310	2010	2012
Stone Ranch at Westover Hills	San Antonio, TX	—		4,000	24,992	—	4,482	4,000	29,474	33,474	(13,243)	20,231	2009	2009
Cypresswood Court	Spring, TX	—		576	5,190	—	5,634	576	10,824	11,400	(6,988)	4,412	1984	1994
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	4,985	1,918	20,831	22,749	(11,852)	10,897	1996	2004
Green Tree Place	Woodlands, TX	—		539	4,850	—	4,735	539	9,585	10,124	(7,054)	3,070	1984	1994
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	2,275	11,044	38,964	50,008	(8,998)	41,010	2013	2014
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	4,716	5,280	36,057	41,337	(13,941)	27,396	2002	2012
Apartments at Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	4,483	10,990	53,179	64,169	(13,532)	50,637	2012	2016
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	4,247	4,842	25,924	30,766	(9,146)	21,620	1980	2013
Seasons at Celebrate Virginia	Fredericksburg, VA	—		14,490	32,083	—	42,108	14,490	74,191	88,681	(22,523)	66,158	2011	2011
Station Square at Cosner's Corner	Fredericksburg, VA	—		12,825	51,078	—	3,229	12,825	54,307	67,132	(12,486)	54,646	2013/16	2013
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	4,597	4,851	26,275	31,126	(10,260)	20,866	1986	2013
Colonial Village at West End	Glen Allen, VA	—		4,661	18,908	—	3,667	4,661	22,575	27,236	(8,778)	18,458	1987	2013
Township in Hampton Woods	Hampton, VA	—		1,509	8,189	—	9,095	1,509	17,284	18,793	(12,605)	6,188	1987	1995
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	6,781	6,733	36,002	42,735	(14,448)	28,287	1989	2013
Radius	Newport News, VA	—		5,040	36,481	—	5,803	5,040	42,284	47,324	(9,230)	38,094	2012	2015
Ashley Park	Richmond, VA	—		4,761	13,365	—	4,058	4,761	17,423	22,184	(7,484)	14,700	1988	2013
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	5,724	6,021	34,728	40,749	(13,537)	27,212	1984	2013
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	7,249	4,930	42,847	47,777	(16,853)	30,924	2003	2011
Retreat at West Creek	Richmond, VA	—		10,112	36,136	—	15,843	10,112	51,979	62,091	(10,159)	51,932	2015/17	2015
Post Carlyle Square	Washington D.C.	—		29,728	154,309	—	5,829	29,728	160,138	189,866	(37,099)	152,767	2006/13	2016
Post Corners at Trinity Center	Washington D.C.	—		7,664	70,012	—	3,955	7,664	73,967	81,631	(17,218)	64,413	1996	2016

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2022
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Post Fallsgrove	Washington D.C.	—		17,524	58,896	—	5,721	17,524	64,617	82,141	(15,716)	66,425	2003	2016
MAA National Landing	Washington D.C.	—		30,452	125,091	—	17,716	30,452	142,807	173,259	(34,180)	139,079	2001	2016
Post Tysons Corner	Washington D.C.	—		30,776	82,021	—	10,584	30,776	92,605	123,381	(21,184)	102,197	1990	2016
Total Residential Properties		3,861		1,874,523	9,907,359	—	2,784,336	1,874,523	12,691,695	14,566,218	(4,226,114)	10,340,104
220 Riverside Retail	Jacksonville, FL	—		119	2,902	—	923	119	3,825	3,944	(436)	3,508	2015	2019
MAA Parkside Retail	Orlando, FL	—		742	11,924	—	1,345	742	13,269	14,011	(3,157)	10,854	1999	2016
MAA Robinson Retail	Orlando, FL	—		—	563	—	166	—	729	729	(22)	707	2021	2018
MAA Harbour Island Retail	Tampa, FL	—		386	4,315	—	354	386	4,669	5,055	(1,062)	3,993	1997	2016
MAA Rocky Point Retail	Tampa, FL	—		34	51	—	406	34	457	491	(253)	238	1994-1996	2016
MAA SoHo Square Retail	Tampa, FL	—	(1)	268	4,033	—	50	268	4,083	4,351	(1,334)	3,017	2012	2016
MAA Buckhead Retail	Atlanta, GA	—		867	3,465	—	1,004	867	4,469	5,336	(1,420)	3,916	2012	2012
MAA Piedmont Park Retail	Atlanta, GA	—		426	1,089	—	22	426	1,111	1,537	(273)	1,264	1999	2016
MAA Riverside Office	Atlanta, GA	—		9,680	22,108	—	11,725	9,680	33,833	43,513	(9,232)	34,281	1996	2016
MAA Riverside Retail	Atlanta, GA	—		889	2,340	—	2,637	889	4,977	5,866	(1,125)	4,741	1996	2016
Post Training Facility	Atlanta, GA	—		1,092	968	—	33	1,092	1,001	2,093	(485)	1,608	1999	2016
MAA West Village Retail	Smyrna, GA	—		3,408	8,446	—	1,704	3,408	10,150	13,558	(2,865)	10,693	2012	2014
The Denton Retail	Kansas City, MO	—		700	4,439	—	795	700	5,234	5,934	(1,230)	4,704	2014	2015
MAA 1225 Retail	Charlotte, NC	—		52	199	—	249	52	448	500	(192)	308	2010	2010
MAA Gateway Retail	Charlotte, NC	—		318	1,430	—	81	318	1,511	1,829	(371)	1,458	2000	2016
MAA South Line Retail	Charlotte, NC	—		470	1,289	—	287	470	1,576	2,046	(375)	1,671	2009	2016
MAA Uptown Retail	Charlotte, NC	—		319	1,144	—	25	319	1,169	1,488	(278)	1,210	1998	2016
MAA Leasing Center	Charlotte, NC	—		1,290	1,488	—	173	1,290	1,661	2,951	(405)	2,546	1998	2016
MAA Hue Retail	Raleigh, NC	—		—	2,129	—	100	—	2,229	2,229	(330)	1,899	2010	2018
MAA Wade Park Retail	Raleigh, NC	—		317	4,552	—	102	317	4,654	4,971	(1,445)	3,526	2011	2016
The Greene Retail	Greenville, SC	—		—	—	—	—	—	—	—	—	—	2019	2019
MAA South Lamar Retail	Austin, TX	—		421	3,072	—	673	421	3,745	4,166	(836)	3,330	2011	2016
MAA Frisco Bridges Retail	Dallas, TX	—		779	6,593	—	687	779	7,280	8,059	(1,959)	6,100	2009	2016
MAA McKinney Avenue Retail	Dallas, TX	—		1,581	5,982	—	449	1,581	6,431	8,012	(1,461)	6,551	1996	2016
MAA Worthington Retail	Dallas, TX	—		108	495	—	422	108	917	1,025	(206)	819	1993/ 2008	2016
MAA Addison Circle Office	Dallas, TX	—		1,395	4,280	—	1,480	1,395	5,760	7,155	(1,713)	5,442	1998-2000	2016
MAA Addison Circle Retail	Dallas, TX	—		448	21,386	—	2,561	448	23,947	24,395	(6,181)	18,214	1998-2000	2016
MAA North Hall Retail	Dallas, TX	—		347	716	—	84	347	800	1,147	(237)	910	1998	2016
MAA Eastside Retail	Dallas, TX	—		682	10,645	—	677	682	11,322	12,004	(2,669)	9,335	2008	2016
MAA Heights Retail	Dallas, TX	—		1,065	3,314	—	673	1,065	3,987	5,052	(907)	4,145	1997	2016
MAA Katy Trail Retail	Dallas, TX	—		465	4,883	—	99	465	4,982	5,447	(1,118)	4,329	2010	2016
MAA Legacy Retail	Dallas, TX	—	(1)	150	3,334	—	446	150	3,780	3,930	(846)	3,084	2000	2016
Post Midtown Square Retail	Houston, TX	—		1,322	16,005	—	533	1,322	16,538	17,860	(3,879)	13,981	1999/ 2013	2016
Rise Condo Devel LP Retail	Houston, TX	—		—	2,280	—	67	—	2,347	2,347	(558)	1,789	1999/ 2013	2016
MAA Bella Casita Retail	Irving, TX	—		46	186	—	202	46	388	434	(151)	283	2007	2010
MAA Times Square Retail	McKinney, TX	—		253	1,310	—	4,804	253	6,114	6,367	(1,475)	4,892	2009	2010
Post Carlyle Square Retail	Washington D.C.	—		1,048	7,930	—	120	1,048	8,050	9,098	(1,902)	7,196	2006/16	2016
Total Retail / Commercial Properties		—		31,487	171,285	—	36,158	31,487	207,443	238,930	(52,388)	186,542
Novel Val Vista	Phoenix, AZ	—		7,285	—	—	52,363	7,285	52,363	59,648	—	59,648	N/A	2020
Novel West Midtown	Atlanta, GA	—		7,000	—	—	65,536	7,000	65,536	72,536	—	72,536	N/A	2021
Novel Daybreak	Salt Lake City, UT	—		7,025	—	—	67,170	7,025	67,170	74,195	—	74,195	N/A	2021
MAA Milepost 35	Denver, CO	—		12,572	—	—	32,604	12,572	32,604	45,176	—	45,176	N/A	2022
MAA Nixie	Raleigh, NC	—		8,897	—	—	4,548	8,897	4,548	13,445	—	13,445	N/A	2022
MAA Breakwater	Tampa, FL	—		23,514	—	—	9,723	23,514	9,723	33,237	—	33,237	N/A	2022
Total Active Development Properties		—		66,293	—	—	231,944	66,293	231,944	298,237	—	298,237
Total Properties		3,861		1,972,303	10,078,644	—	3,052,438	1,972,303	13,131,082	15,103,385	(4,278,502)	10,824,883
Total Land Held for Future Developments		—		64,312	—	—	—	64,312	—	64,312	—	64,312	N/A	Various
Total Properties in Predevelopment		—		36,061	—	—	6,205	36,061	6,205	42,266	—	42,266	N/A	Various
Corporate Properties		—		—	36,695	—	—	—	36,695	36,695	(24,245)	12,450	Various	Various
Total Other		—		100,373	36,695	—	6,205	100,373	42,900	143,273	(24,245)	119,028
Total Real Estate Assets, net of Real Estate Joint Venture		$3,861		$2,072,676	$10,115,339	$—	$3,058,643	$2,072,676	$13,173,982	$15,246,658	$(4,302,747)	$10,943,911
(1)
Encumbered by a $191.3 million secured property mortgage, with a fixed interest rate of 4.43%, which matures on February 10, 2049.
(2)
Encumbered by a $172.0 million secured property mortgage, with a fixed interest rate of 4.44%, which matures on January 10, 2049.
(3)
The aggregate cost for federal income tax purposes was approximately $12.2 billion (unaudited) as of December 31, 2022. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.
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

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

Years ended December 31, 2022, 2021 and 2020

The following table summarizes the Company’s changes in real estate investments and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	2022	2021	2020
Real estate investments:
Balance at beginning of year	$14,704,237	$14,338,895	$13,898,707
Acquisitions (1)	272,342	44,086	56,327
Less: fair market value of leases included in acquisitions	(1,505)	—	—
Improvement and development	469,661	506,775	437,268
Disposition of real estate assets (2)	(198,077)	(185,519)	(53,407)
Balance at end of year	$15,246,658	$14,704,237	$14,338,895
Accumulated depreciation:
Balance at beginning of year	$3,848,161	$3,415,105	$2,955,253
Depreciation	540,708	531,848	508,746
Disposition of real estate assets (2)	(86,122)	(98,792)	(48,894)
Balance at end of year	$4,302,747	$3,848,161	$3,415,105
(1)
Includes non-cash activity related to acquisitions.
(2)
Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.