Form 10-Q
period 2023-06-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2023-07-27
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	July 24, 2023
Common Stock, $0.01 par value	116,676,966

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2023 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2023, MAA owned 116,676,966 OP Units (97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets
Real estate assets:
Land	$2,008,523	$2,008,364
Buildings and improvements and other	13,076,345	12,841,947
Development and capital improvements in progress	394,798	332,035
	15,479,666	15,182,346
Less: Accumulated depreciation	(4,579,117)	(4,302,747)
	10,900,549	10,879,599
Undeveloped land	73,861	64,312
Investment in real estate joint venture	42,347	42,290
Real estate assets, net	11,016,757	10,986,201

Cash and cash equivalents	150,155	38,659
Restricted cash	13,570	22,412
Other assets	210,688	193,893
Total assets	$11,391,170	$11,241,165

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,033,091	$4,050,910
Secured notes payable	363,302	363,993
Accrued expenses and other liabilities	623,714	615,843
Total liabilities	5,020,107	5,030,746

Redeemable common stock	20,991	20,671

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 116,676,966 and 115,480,336 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (1)	1,168	1,152
Additional paid-in capital	7,405,572	7,202,834
Accumulated distributions in excess of net income	(1,235,118)	(1,188,854)
Accumulated other comprehensive loss	(9,514)	(10,052)
Total MAA shareholders’ equity	6,162,117	6,005,089
Noncontrolling interests - OP Units	165,626	163,595
Total Company’s shareholders’ equity	6,327,743	6,168,684
Noncontrolling interests - consolidated real estate entities	22,329	21,064
Total equity	6,350,072	6,189,748
Total liabilities and equity	$11,391,170	$11,241,165
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are 138,229 and 136,429, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and other property revenues	$535,146	$495,040	$1,064,179	$971,118
Expenses:
Operating expenses, excluding real estate taxes and insurance	116,604	110,007	225,208	211,124
Real estate taxes and insurance	77,729	71,670	151,928	139,973
Depreciation and amortization	138,972	134,144	277,473	267,882
Total property operating expenses	333,305	315,821	654,609	618,979
Property management expenses	16,091	15,630	34,019	32,167
General and administrative expenses	13,882	15,580	29,805	31,903
Interest expense	36,723	38,905	74,004	78,026
Loss (gain) on sale of depreciable real estate assets	1	(131,965)	(14)	(131,964)
Gain on sale of non-depreciable real estate assets	—	(355)	(54)	(378)
Other non-operating (income) expense	(16,992)	28,325	(20,459)	17,530
Income before income tax (expense) benefit	152,136	213,099	292,269	324,855
Income tax (expense) benefit	(2,861)	3,052	(3,805)	4,494
Income from continuing operations before real estate joint venture activity	149,275	216,151	288,464	329,349
Income from real estate joint venture	382	409	767	788
Net income	149,657	216,560	289,231	330,137
Net income attributable to noncontrolling interests	3,969	5,858	7,633	8,633
Net income available for shareholders	145,688	210,702	281,598	321,504
Dividends to MAA Series I preferred shareholders	922	922	1,844	1,844
Net income available for MAA common shareholders	$144,766	$209,780	$279,754	$319,660

Earnings per common share - basic:
Net income available for MAA common shareholders	$1.24	$1.82	$2.40	$2.77

Earnings per common share - diluted:
Net income available for MAA common shareholders	$1.24	$1.82	$2.40	$2.76

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$149,657	$216,560	$289,231	$330,137
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	278	277	556	556
Total comprehensive income	149,935	216,837	289,787	330,693
Less: Comprehensive income attributable to noncontrolling interests	(3,970)	(5,866)	(7,651)	(8,648)
Comprehensive income attributable to MAA	$145,965	$210,971	$282,136	$322,045

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2023	2022
Net income	$289,231	$330,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,934	268,389
Gain on sale of depreciable real estate assets	(14)	(131,964)
Gain on sale of non-depreciable real estate assets	(54)	(378)
(Gain) loss on embedded derivative in preferred shares	(9,387)	9,939
Stock compensation expense	8,753	10,740
Amortization of debt issuance costs, discounts and premiums	3,036	3,018
(Gain) loss on investments	(7,292)	31,093
Net change in operating accounts and other operating activities	(8,124)	(57,067)
Net cash provided by operating activities	554,083	463,907

Cash flows from investing activities:
Purchases of real estate and other assets	(12,450)	(17,238)
Capital improvements and other	(174,343)	(132,849)
Development costs	(104,118)	(84,636)
Distributions from real estate joint venture	—	352
Contributions to affiliates	(5,630)	(9,300)
Proceeds from real estate asset dispositions	3,024	165,201
Net proceeds from insurance recoveries	696	20,675
Net cash used in investing activities	(292,821)	(57,795)

Cash flows from financing activities:
Net payments of commercial paper	(20,000)	—
Principal payments on notes payable	(730)	(691)
Distributions to noncontrolling interests	(8,848)	(6,965)
Dividends paid on common shares	(325,006)	(250,960)
Dividends paid on preferred shares	(1,844)	(1,844)
Proceeds from issuances of common shares	204,391	439
Acquisition of noncontrolling interests	—	(43,070)
Net change in other financing activities	(6,571)	(11,917)
Net cash used in financing activities	(158,608)	(315,008)

Net increase in cash, cash equivalents and restricted cash	102,654	91,104
Cash, cash equivalents and restricted cash, beginning of period	61,071	130,598
Cash, cash equivalents and restricted cash, end of period	$163,725	$221,702

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$150,155	$60,568
Restricted cash	13,570	161,134
Total cash, cash equivalents and restricted cash	$163,725	$221,702

Supplemental information:
Interest paid	$76,302	$79,201
Income taxes paid	3,321	2,635
Non-cash transactions:
Dividends and distributions declared and accrued	$167,764	$148,302
Accrued construction in progress	39,144	31,803
Interest capitalized	5,883	3,893
Conversion of OP Units to shares of common stock	531	193

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30, 2023	December 31, 2022
Assets
Real estate assets:
Land	$2,008,523	$2,008,364
Buildings and improvements and other	13,076,345	12,841,947
Development and capital improvements in progress	394,798	332,035
	15,479,666	15,182,346
Less: Accumulated depreciation	(4,579,117)	(4,302,747)
	10,900,549	10,879,599
Undeveloped land	73,861	64,312
Investment in real estate joint venture	42,347	42,290
Real estate assets, net	11,016,757	10,986,201

Cash and cash equivalents	150,155	38,659
Restricted cash	13,570	22,412
Other assets	210,688	193,893
Total assets	$11,391,170	$11,241,165

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,033,091	$4,050,910
Secured notes payable	363,302	363,993
Accrued expenses and other liabilities	623,714	615,843
Due to general partner	19	19
Total liabilities	5,020,126	5,030,765

Redeemable common units	20,991	20,671

Operating Partnership capital:
Preferred units, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of June 30, 2023 and December 31, 2022, respectively	66,840	66,840
General partner, 116,676,966 and 115,480,336 OP Units outstanding as of June 30, 2023 and December 31, 2022, respectively (1)	6,104,970	5,948,498
Limited partners, 3,154,684 and 3,164,933 OP Units outstanding as of June 30, 2023 and December 31, 2022, respectively (1)	165,626	163,595
Accumulated other comprehensive loss	(9,712)	(10,268)
Total operating partners’ capital	6,327,724	6,168,665
Noncontrolling interests - consolidated real estate entities	22,329	21,064
Total equity	6,350,053	6,189,729
Total liabilities and equity	$11,391,170	$11,241,165

(1) Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are 138,229 and 136,429, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and other property revenues	$535,146	$495,040	$1,064,179	$971,118
Expenses:
Operating expenses, excluding real estate taxes and insurance	116,604	110,007	225,208	211,124
Real estate taxes and insurance	77,729	71,670	151,928	139,973
Depreciation and amortization	138,972	134,144	277,473	267,882
Total property operating expenses	333,305	315,821	654,609	618,979
Property management expenses	16,091	15,630	34,019	32,167
General and administrative expenses	13,882	15,580	29,805	31,903
Interest expense	36,723	38,905	74,004	78,026
Loss (gain) on sale of depreciable real estate assets	1	(131,965)	(14)	(131,964)
Gain on sale of non-depreciable real estate assets	—	(355)	(54)	(378)
Other non-operating (income) expense	(16,992)	28,325	(20,459)	17,530
Income before income tax (expense) benefit	152,136	213,099	292,269	324,855
Income tax (expense) benefit	(2,861)	3,052	(3,805)	4,494
Income from continuing operations before real estate joint venture activity	149,275	216,151	288,464	329,349
Income from real estate joint venture	382	409	767	788
Net income	149,657	216,560	289,231	330,137
Net loss attributable to noncontrolling interests	—	—	—	(293)
Net income available for MAALP unitholders	149,657	216,560	289,231	330,430
Distributions to MAALP Series I preferred unitholders	922	922	1,844	1,844
Net income available for MAALP common unitholders	$148,735	$215,638	$287,387	$328,586

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$1.24	$1.82	$2.40	$2.77

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$1.24	$1.82	$2.40	$2.76

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$149,657	$216,560	$289,231	$330,137
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	278	277	556	556
Total comprehensive income	149,935	216,837	289,787	330,693
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	293
Comprehensive income attributable to MAALP	$149,935	$216,837	$289,787	$330,986

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2023	2022
Net income	$289,231	$330,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,934	268,389
Gain on sale of depreciable real estate assets	(14)	(131,964)
Gain on sale of non-depreciable real estate assets	(54)	(378)
(Gain) loss on embedded derivative in preferred shares	(9,387)	9,939
Stock compensation expense	8,753	10,740
Amortization of debt issuance costs, discounts and premiums	3,036	3,018
(Gain) loss on investments	(7,292)	31,093
Net change in operating accounts and other operating activities	(8,124)	(57,067)
Net cash provided by operating activities	554,083	463,907

Cash flows from investing activities:
Purchases of real estate and other assets	(12,450)	(17,238)
Capital improvements and other	(174,343)	(132,849)
Development costs	(104,118)	(84,636)
Distributions from real estate joint venture	—	352
Contributions to affiliates	(5,630)	(9,300)
Proceeds from real estate asset dispositions	3,024	165,201
Net proceeds from insurance recoveries	696	20,675
Net cash used in investing activities	(292,821)	(57,795)

Cash flows from financing activities:
Net payments of commercial paper	(20,000)	—
Principal payments on notes payable	(730)	(691)
Distributions paid on common units	(333,854)	(257,925)
Distributions paid on preferred units	(1,844)	(1,844)
Proceeds from issuances of common units	204,391	439
Acquisition of noncontrolling interests	—	(43,070)
Net change in other financing activities	(6,571)	(11,917)
Net cash used in financing activities	(158,608)	(315,008)

Net increase in cash, cash equivalents and restricted cash	102,654	91,104
Cash, cash equivalents and restricted cash, beginning of period	61,071	130,598
Cash, cash equivalents and restricted cash, end of period	$163,725	$221,702
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$150,155	$60,568
Restricted cash	13,570	161,134
Total cash, cash equivalents and restricted cash	$163,725	$221,702

Supplemental information:
Interest paid	$76,302	$79,201
Income taxes paid	3,321	2,635
Non-cash transactions:
Distributions on common units declared and accrued	$167,764	$148,302
Accrued construction in progress	39,144	31,803
Interest capitalized	531	193

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

As of June 30, 2023, MAA owned 116,676,966 OP Units (or 97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of June 30, 2023, the Company owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of June 30, 2023, the Company also had six development communities under construction totaling 2,310 apartment units once complete. Total expected costs for the six development projects are $735.0 million, of which $391.5 million had been incurred through June 30, 2023. The Company expects to complete one development in 2023, three developments in 2024 and two developments in 2025. As of June 30, 2023, 34 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of June 30, 2023.

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

Noncontrolling Interests

As of June 30, 2023, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s five consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of June 30, 2023, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $310.7 million, and consolidated liabilities were $17.8 million. As of December 31, 2022, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $279.6 million, and consolidated liabilities were $14.5 million. During the six months ended June 30, 2022, the Company paid $43.1 million to acquire the noncontrolling interest of one consolidated real estate entity.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and five technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $42.3 million as of June 30, 2023 and December 31, 2022, respectively, and is included in “Investment in real estate joint venture” in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of June 30, 2023 and December 31, 2022, the Company’s investments in the limited partnerships were $35.3 million and $36.7 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations. The decrease in the Company’s investments in the limited partnerships was primarily driven by the distribution of publicly traded marketable securities, partially offset by contributions to the limited partnerships. During the three months ended June 30, 2023 and 2022, the Company recognized $0.8 million of income and $19.1 million of expense, respectively, from its investments in the limited partnerships. During the six months ended June 30, 2023 and 2022, the Company recognized $0.7 million of income and $27.8 million of expense, respectively, from its investments in the limited partnerships. As of June 30, 2023, the Company was committed to make additional capital contributions totaling $39.6 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

Two of the technology-focused limited partnerships that are accounted for as investments in unconsolidated affiliates distributed publicly traded marketable equity securities to the Company and the other limited partners. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets, with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the Company’s investment in the marketable equity securities was $22.4 million and $8.0 million, respectively. During the three months ended June 30, 2023 and 2022, the Company recognized $7.5 million of income and $1.8 million of expense, respectively, from its investment in marketable equity securities. During the six months ended June 30, 2023 and 2022, the Company recognized $6.6 million of income and $3.3 million of expense, respectively, from its investment in marketable equity securities.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of June 30, 2023 and December 31, 2022, right-of-use assets recorded within “Other assets” totaled $43.5 million and $44.6 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $28.0 million and $28.7 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the three and six months ended June 30, 2023 and 2022 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2023 and 2022 was also immaterial. See Note 10 for additional disclosures regarding leases.

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of acquired real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets and to its valuation and disclosure of the fair value of financial instruments, which primarily consists of marketable equity securities, indebtedness and derivative instruments. Fair value disclosures required under ASC Topic 820 as well as the Company’s derivative accounting policies are summarized in Note 7 utilizing the following hierarchy:

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

For the three and six months ended June 30, 2023 and 2022, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Calculation of Earnings per common share - basic
Net income	$149,657	$216,560	$289,231	$330,137
Net income attributable to noncontrolling interests	(3,969)	(5,858)	(7,633)	(8,633)
Unvested restricted shares (allocation of earnings)	(58)	(149)	(118)	(228)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$144,708	$209,631	$279,636	$319,432

Weighted average common shares - basic	116,621	115,353	116,401	115,306
Earnings per common share - basic	$1.24	$1.82	$2.40	$2.77

Calculation of Earnings per common share - diluted
Net income	$149,657	$216,560	$289,231	$330,137
Net income attributable to noncontrolling interests (1)	(3,969)	(5,858)	(7,633)	(8,633)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$144,766	$209,780	$279,754	$319,660

Weighted average common shares - basic	116,621	115,353	116,401	115,306
Effect of dilutive securities	104	203	157	336
Weighted average common shares - diluted	116,725	115,556	116,558	115,642
Earnings per common share - diluted	$1.24	$1.82	$2.40	$2.76
(1)
For the three and six months ended June 30, 2023 and 2022, 3.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and six months ended June 30, 2023 and 2022, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Calculation of Earnings per common unit - basic
Net income	$149,657	$216,560	$289,231	$330,137
Net loss attributable to noncontrolling interests	—	—	—	293
Unvested restricted units (allocation of earnings)	(58)	(149)	(118)	(228)
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$148,677	$215,489	$287,269	$328,358

Weighted average common units - basic	119,776	118,555	119,558	118,509
Earnings per common unit - basic	$1.24	$1.82	$2.40	$2.77

Calculation of Earnings per common unit - diluted
Net income	$149,657	$216,560	$289,231	$330,137
Net loss attributable to noncontrolling interests	—	—	—	293
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$148,735	$215,638	$287,387	$328,586

Weighted average common units - basic	119,776	118,555	119,558	118,509
Effect of dilutive securities	104	203	157	336
Weighted average common units - diluted	119,880	118,758	119,715	118,845
Earnings per common unit - diluted	$1.24	$1.82	$2.40	$2.76

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2023	$9	$1,167	$7,408,307	$(1,216,325)	$(9,791)	$166,309	$21,320	$6,370,996
Net income	—	—	—	145,688	—	3,969	—	149,657
Other comprehensive income - derivative instruments	—	—	—	—	277	1	—	278
Issuance and registration of common shares	—	1	(842)	—	—	—	—	(841)
Shares repurchased and retired	—	—	(5,920)	—	—	—	—	(5,920)
Shares issued in exchange for common units	—	—	52	—	—	(52)	—	—
Redeemable stock fair market value adjustment	—	—	—	(129)	—	—	—	(129)
Adjustment for noncontrolling interests in Operating Partnership	—	—	183	—	—	(183)	—	—
Amortization of unearned compensation	—	—	3,792	—	—	—	—	3,792
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.4000 per share)	—	—	—	(163,430)	—	—	—	(163,430)
Dividends on noncontrolling interests units ($1.4000 per share)	—	—	—	—	—	(4,418)	—	(4,418)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,009	1,009
EQUITY BALANCE JUNE 30, 2023	$9	$1,168	$7,405,572	$(1,235,118)	$(9,514)	$165,626	$22,329	$6,350,072

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2022	$9	$1,151	$7,198,474	$(1,268,827)	$(10,860)	$163,566	$19,849	$6,103,362
Net income	—	—	—	210,702	—	5,858	—	216,560
Other comprehensive income - derivative instruments	—	—	—	—	269	8	—	277
Issuance and registration of common shares	—	1	(454)	—	—	—	—	(453)
Shares repurchased and retired	—	—	(10,869)	—	—	—	—	(10,869)
Redeemable stock fair market value adjustment	—	—	—	4,227	—	—	—	4,227
Adjustment for noncontrolling interests in Operating Partnership	—	—	368	—	—	(368)	—	—
Amortization of unearned compensation	—	—	4,401	—	—	—	—	4,401
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.2500 per share)	—	—	—	(144,396)	—	—	—	(144,396)
Dividends on noncontrolling interests units ($1.2500 per share)	—	—	—	—	—	(4,002)	—	(4,002)
Distribution to noncontrolling interest	—	—	—	—	—	—	(69)	(69)
EQUITY BALANCE JUNE 30, 2022	$9	$1,152	$7,191,920	$(1,199,216)	$(10,591)	$165,062	$19,780	$6,168,116

Changes in MAA’s total equity and its components for the six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2022	$9	$1,152	$7,202,834	$(1,188,854)	$(10,052)	$163,595	$21,064	$6,189,748
Net income	—	—	—	281,598	—	7,633	—	289,231
Other comprehensive income - derivative instruments	—	—	—	—	538	18	—	556
Issuance and registration of common shares	—	12	203,044	—	—	—	—	203,056
Shares repurchased and retired	—	—	(7,840)	—	—	—	—	(7,840)
Shares issued in exchange for common units	—	—	531	—	—	(531)	—	—
Shares issued in exchange for redeemable stock	—	4	577	—	—	—	—	581
Redeemable stock fair market value adjustment	—	—	—	664	—	—	—	664
Adjustment for noncontrolling interests in Operating Partnership	—	—	(3,745)	—	—	3,745	—	—
Amortization of unearned compensation	—	—	10,171	—	—	—	—	10,171
Dividends on preferred stock	—	—		(1,844)	—	—	—	(1,844)
Dividends on common stock ($2.8000 per share)	—	—	—	(326,682)	—	—	—	(326,682)
Dividends on noncontrolling interests units ($2.8000 per share)	—	—	—	—	—	(8,834)	—	(8,834)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,265	1,265
EQUITY BALANCE JUNE 30, 2023	$9	$1,168	$7,405,572	$(1,235,118)	$(9,514)	$165,626	$22,329	$6,350,072

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2021	$9	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907
Net income (loss)	—	—	—	321,504	—	8,926	(293)	330,137
Other comprehensive income - derivative instruments	—	—	—	—	541	15	—	556
Issuance and registration of common shares	—	1	(433)	—	—	—	—	(432)
Shares repurchased and retired	—	—	(14,031)	—	—	—	—	(14,031)
Exercise of stock options	—	—	28	—	—	—	—	28
Shares issued in exchange for common units	—	—	193	—	—	(193)	—	—
Redeemable stock fair market value adjustment	—	—	—	6,760	—	—	—	6,760
Adjustment for noncontrolling interests in Operating Partnership	—	—	1,321	—	—	(1,321)	—	—
Amortization of unearned compensation	—	—	11,329	—	—	—	—	11,329
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($2.3375 per share)	—	—	—	(269,829)	—	—	—	(269,829)
Dividends on noncontrolling interests units ($2.3375 per share)	—	—	—	—	—	(7,481)	—	(7,481)
Acquisition of noncontrolling interest	—	—	(37,443)	—	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,086	2,086
EQUITY BALANCE JUNE 30, 2022	$9	$1,152	$7,191,920	$(1,199,216)	$(10,591)	$165,062	$19,780	$6,168,116

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2023	$6,126,498	$166,309	$66,840	$(9,990)	$21,320	$6,370,977
Net income	144,766	3,969	922	—	—	149,657
Other comprehensive income - derivative instruments	—	—	—	278	—	278
Issuance of units	(841)	—	—	—	—	(841)
Units repurchased and retired	(5,920)	—	—	—	—	(5,920)
General partnership units issued in exchange for limited partnership units	52	(52)	—	—	—	—
Redeemable units fair market value adjustment	(129)	—	—	—	—	(129)
Adjustment for limited partners’ capital at redemption value	182	(182)	—	—	—	—
Amortization of unearned compensation	3,792	—	—	—	—	3,792
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.4000 per unit)	(163,430)	(4,418)	—	—	—	(167,848)
Contribution from noncontrolling interest	—	—	—	—	1,009	1,009
CAPITAL BALANCE JUNE 30, 2023	$6,104,970	$165,626	$66,840	$(9,712)	$22,329	$6,350,053

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2022	$5,864,191	$163,566	$66,840	$(11,103)	$19,849	$6,103,343
Net income	209,780	5,858	922	—	—	216,560
Other comprehensive income - derivative instruments	—	—	—	277	—	277
Issuance of units	(453)	—	—	—	—	(453)
Units repurchased and retired	(10,869)	—	—	—	—	(10,869)
Redeemable units fair market value adjustment	4,227	—	—	—	—	4,227
Adjustment for limited partners’ capital at redemption value	360	(360)	—	—	—	—
Amortization of unearned compensation	4,401	—	—	—	—	4,401
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.2500 per unit)	(144,396)	(4,002)	—	—	—	(148,398)
Distribution to noncontrolling interest	—	—	—	—	(69)	(69)
CAPITAL BALANCE JUNE 30, 2022	$5,927,241	$165,062	$66,840	$(10,826)	$19,780	$6,168,097

Changes in MAALP’s total capital and its components for the six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2022	$5,948,498	$163,595	$66,840	$(10,268)	$21,064	$6,189,729
Net income	279,754	7,633	1,844	—	—	289,231
Other comprehensive income - derivative instruments	—	—	—	556	—	556
Issuance of units	203,056	—	—	—	—	203,056
Units repurchased and retired	(7,840)	—	—	—	—	(7,840)
General partnership units issued in exchange for limited partnership units	531	(531)	—	—	—	—
Units issued in exchange for redeemable stock	581	—	—	—	—	581
Redeemable units fair market value adjustment	664	—	—	—	—	664
Adjustment for limited partners’ capital at redemption value	(3,763)	3,763	—	—	—	—
Amortization of unearned compensation	10,171	—	—	—	—	10,171
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($2.8000 per unit)	(326,682)	(8,834)	—	—	—	(335,516)
Contribution from noncontrolling interest	—	—	—	—	1,265	1,265
CAPITAL BALANCE JUNE 30, 2023	$6,104,970	$165,626	$66,840	$(9,712)	$22,329	$6,350,053

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2021	$5,909,700	$165,116	$66,840	$(11,382)	$23,614	$6,153,888
Net income (loss)	319,660	8,926	1,844	—	(293)	330,137
Other comprehensive income - derivative instruments	—	—	—	556	—	556
Issuance of units	(432)	—	—	—	—	(432)
Units repurchased and retired	(14,031)	—	—	—	—	(14,031)
Exercise of unit options	28	—	—	—	—	28
General partnership units issued in exchange for limited partnership units	193	(193)	—	—	—	—
Redeemable units fair market value adjustment	6,760	—	—	—	—	6,760
Adjustment for limited partners’ capital at redemption value	1,306	(1,306)	—	—	—	—
Amortization of unearned compensation	11,329	—	—	—	—	11,329
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($2.3375 per unit)	(269,829)	(7,481)	—	—	—	(277,310)
Acquisition of noncontrolling interest	(37,443)	—	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	2,086	2,086
CAPITAL BALANCE JUNE 30, 2022	$5,927,241	$165,062	$66,840	$(10,826)	$19,780	$6,168,097

6. Borrowings

The following table summarizes the Company’s outstanding debt as of June 30, 2023 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,050,000	3.4%	5/14/2029
Debt issuance costs, discounts, premiums and fair market value adjustments	(16,909)
Total unsecured debt	$4,033,091	3.4%
Secured debt
Fixed rate property mortgages	$366,426	4.4%	11/12/2048
Debt issuance costs	(3,124)
Total secured debt	$363,302	4.4%
Total outstanding debt	$4,396,393	3.4%

Unsecured Revolving Credit Facility

MAALP has entered into an unsecured revolving credit facility, with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of June 30, 2023, there was no outstanding balance under the revolving credit facility, while $4.3 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of June 30, 2023, MAALP had no borrowings outstanding under the commercial paper program. For the three months ended June 30, 2023, the average daily borrowings outstanding under the commercial paper program were $0.7 million.

Unsecured Senior Notes

As of June 30, 2023, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2029.

Secured Property Mortgages

As of June 30, 2023, MAALP had $366.4 million of fixed rate conventional property mortgages with a weighted average maturity in 2048.

As of June 30, 2023, MAALP’s debt obligations over the next 12 months consist of approximately $752 million of principal obligations, including $350.0 million of unsecured senior notes due October 2023 and $400.0 million of unsecured senior notes due June 2024.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of June 30, 2023 and December 31, 2022 totaled $4.4 billion and $4.4 billion, respectively, and had estimated fair values of $3.9 billion and $3.9 billion (excluding prepayment penalties) as of June 30, 2023 and December 31, 2022, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. As of June 30, 2023, the Company had no variable rate debt outstanding. The carrying value of variable rate debt as of December 31, 2022 totaled $20.0 million and had an estimated fair value of $20.0 million. The fair value of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 30, 2023, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates to estimate the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the fair value of the embedded derivative was $22.8 million and $13.4 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of June 30, 2023 and December 31, 2022 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of June 30, 2023, the Company had $9.7 million recorded in “Accumulated other comprehensive loss”, or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next twelve months, the Company estimates an additional $1.8 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2023	2022
Terminated interest rate swaps	Interest expense	$(278)	$(277)

		Six months ended June 30,
		2023	2022
Terminated interest rate swaps	Interest expense	$(556)	$(556)

		Gain (Loss) Recognized in Earnings on Derivative
	Location of Gain (Loss) Recognized	Three months ended June 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2023	2022
Preferred stock embedded derivative	Other non-operating (income) expense	$4,952	$(21,835)

		Six months ended June 30,
		2023	2022
Preferred stock embedded derivative	Other non-operating (income) expense	$9,387	$(9,939)

8. Shareholders’ Equity of MAA

As of June 30, 2023, 116,676,966 shares of common stock of MAA and 3,154,684 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,831,650 common shares and units. As of June 30, 2022, 115,438,832 shares of common stock of MAA and 3,202,377 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,641,209 common shares and units.

Preferred Stock

As of June 30, 2023, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. Under the forward sale agreements, the forward sale price was subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and was decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. In January 2023, MAA settled its two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million. For the three months ended June 30, 2022, the impact of the forward sale agreements was not dilutive to the Company’s diluted earnings per share. For the six months ended June 30, 2022, approximately 62 thousand shares from the forward sale agreements were dilutive to the Company’s diluted earnings per share.

At-the-Market Share Offering Program

The Company has entered into an equity distribution agreement to establish an at-the-market, or ATM, share offering program, which allows MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three and six months ended June 30, 2023 and 2022, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2023, 4.0 million shares remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of June 30, 2023, there were 119,831,650 OP Units outstanding, 116,676,966, or 97.4%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,154,684 OP Units were Class A OP Units owned by Class A limited partners. As of June 30, 2022, there were 118,641,209 OP Units outstanding, 115,438,832, or 97.3%, of which were owned by MAA and 3,202,377 of which were owned by the Class A limited partners.

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

As of June 30, 2023, a total of 3,154,684 Class A OP Units were outstanding and redeemable for 3,154,684 shares of MAA common stock, with an approximate value of $479.1 million, based on the closing price of MAA’s common stock on June 30, 2023 of $151.86 per share. As of June 30, 2022, a total of 3,202,377 Class A OP Units were outstanding and redeemable for 3,202,377 shares of MAA common stock, with an approximate value of $559.4 million, based on the closing price of MAA’s common stock on June 30, 2022 of $174.67 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of June 30, 2023, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of June 30, 2023, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of approximately 33 years and a weighted average discount rate of approximately 4.5%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2023 (in thousands):

Operating Leases
2023	$1,468
2024	2,904
2025	2,872
2026	2,920
2027	2,969
Thereafter	57,024
Total minimum lease payments	70,157
Net present value adjustments	(42,180)
Right-of-use lease liabilities	$27,977

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

As of June 30, 2023 and December 31, 2022, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $7.7 million and $10.0 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11. Segment Information

As of June 30, 2023, the Company owned and operated 290 multifamily apartment communities (which does not include development communities under construction) in 15 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Revenues and NOI for each reportable segment for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Same Store
Rental revenues	$501,963	$464,117	$999,213	$911,716
Other property revenues	3,542	3,688	6,302	6,412
Total Same Store revenues	505,505	467,805	1,005,515	918,128
Non-Same Store and Other
Rental revenues	29,437	27,015	58,280	52,531
Other property revenues	204	220	384	459
Total Non-Same Store and Other revenues	29,641	27,235	58,664	52,990
Total rental and other property revenues	$535,146	$495,040	$1,064,179	$971,118
Net Operating Income:
Same Store NOI	$323,435	$297,888	$652,375	$590,324
Non-Same Store and Other NOI	17,378	15,475	34,668	29,697
Total NOI	340,813	313,363	687,043	620,021
Depreciation and amortization	(138,972)	(134,144)	(277,473)	(267,882)
Property management expenses	(16,091)	(15,630)	(34,019)	(32,167)
General and administrative expenses	(13,882)	(15,580)	(29,805)	(31,903)
Interest expense	(36,723)	(38,905)	(74,004)	(78,026)
(Loss) gain on sale of depreciable real estate assets	(1)	131,965	14	131,964
Gain on sale of non-depreciable real estate assets	—	355	54	378
Other non-operating income (expense)	16,992	(28,325)	20,459	(17,530)
Income tax (expense) benefit	(2,861)	3,052	(3,805)	4,494
Income from real estate joint venture	382	409	767	788
Net income attributable to noncontrolling interests	(3,969)	(5,858)	(7,633)	(8,633)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders	$144,766	$209,780	$279,754	$319,660

Assets for each reportable segment as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Same Store	$9,615,929	$9,697,889
Non-Same Store and Other	1,481,504	1,370,721
Corporate	293,737	172,555
Total assets	$11,391,170	$11,241,165

12. Real Estate Acquisition and Disposition

During the six months ended June 30, 2023, the Company acquired a six-acre land parcel in the Orlando, Florida market for approximately $12 million. During the six months ended June 30, 2023, the Company closed on the disposition of 21 acres of land in the Gulf Shores, Alabama market for gross proceeds of approximately $3 million, resulting in the recognition of a negligible gain on the sale of non-depreciable real estate assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.4% interest as of June 30, 2023. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of June 30, 2023, we owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of June 30, 2023, we had six development communities under construction, and 34 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of June 30, 2023.

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

Overview of the Three Months Ended June 30, 2023

For the three months ended June 30, 2023, net income available for MAA common shareholders was $144.8 million as compared to $209.8 million for the three months ended June 30, 2022. Revenues for the three months ended June 30, 2023 increased 8.1% as compared to the three months ended June 30, 2022, driven by an 8.1% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2023 increased by 7.0% as compared to the three months ended June 30, 2022, driven by a 7.2% increase in our Same Store segment. For the three months ended June 30, 2023, we did not dispose of any apartment communities. For the three months ended June 30, 2022, we disposed of two apartment communities, resulting in gains on sale of depreciable assets of $132.0 million. The drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended June 30, 2023, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit in our Same Store segment continued to increase from the prior year, up 9.3% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the three months ended June 30, 2023, average physical occupancy for our Same Store segment was 95.5%, as compared to 95.7% for the three months ended June 30, 2022. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the U.S. This diversity tends to mitigate exposure to economic issues, including supply and demand factors, in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will perform well in economic up cycles as well as better weather economic down cycles. Through our investment in 39 defined markets, we are diversified across markets, urban and suburban submarkets, and a variety of product types and monthly rent price points.

Demand for apartments in our markets was strong during the second quarter of 2023, as evidenced by the solid rent growth we achieved during the quarter. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration over the long term. While our rent growth and rent collection trends in the second quarter of 2023 were strong, we continue to monitor pressures surrounding inflation trends, general economic conditions and housing supply. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent growth on new leases and renewals than what we achieved in the three and six months ended June 30, 2023. Current elevated supply levels could further affect rent growth in certain markets of our portfolio in the short term, though we expect the demand side to continue to be more impactful over the long term. Supply chain and inflationary pressures have driven higher operating expenses during the three and six months ended June 30, 2023, particularly in personnel, repairs and maintenance and real estate taxes, and this trend may continue going forward.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. However, overall borrowing costs remain at elevated levels and we expect this trend to continue in the near-term. As of June 30, 2023, all of our outstanding debt borrowings were subject to fixed rates. Our exposure to elevated interest rates will be a result of future variable rate borrowings or refinancing activities.

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

For the three months ended June 30, 2023, we achieved net income available for MAA common shareholders of $144.8 million, a 31.0% decrease as compared to the three months ended June 30, 2022, and total revenue growth of $40.1 million, representing an 8.1% increase in property revenues as compared to the three months ended June 30, 2022. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Property Revenues

The following table reflects our property revenues by segment for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three months ended June 30,
	2023	2022	Increase	% Increase
Same Store	$505,505	$467,805	$37,700	8.1%
Non-Same Store and Other	29,641	27,235	2,406	8.8%
Total	$535,146	$495,040	$40,106	8.1%

The increase in rental revenues for our Same Store segment for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was the primary driver of total property revenue growth. The Same Store segment generated an 8.1% increase in revenues for the three months ended June 30, 2023, primarily the result of average effective rent per unit growth of 9.3% as compared to the three months ended June 30, 2022, partially offset by lower average physical occupancy. The increase in property revenues from the Non-Same Store and Other segment for the three months ended June 30, 2023 as compared to three months ended June 30, 2022 was primarily the result of increased revenues from recently completed development communities and recently acquired communities, partially offset by decreased revenues from recently disposed communities during the year ended December 31, 2022.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three months ended June 30,
	2023	2022	Increase	% Increase
Same Store	$182,070	$169,917	$12,153	7.2%
Non-Same Store and Other	12,263	11,760	503	4.3%
Total	$194,333	$181,677	$12,656	7.0%

The increase in property operating expenses for our Same Store segment for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by increases in real estate tax expense of $5.0 million, building repair and maintenance of $2.1 million, personnel expense of $1.9 million and utilities expense of $1.5 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2023 was $139.0 million, an increase of $4.8 million as compared to the three months ended June 30, 2022. The increase was primarily driven by the recognition of depreciation expense associated with our recently completed development communities and capital spend activities completed after June 30, 2022 in the normal course of business through June 30, 2023, partially offset by decreased depreciation expense from recently disposed communities during the year ended December 31, 2022.

Other Income and Expenses

Property management expenses for the three months ended June 30, 2023 were $16.1 million, an increase of $0.5 million as compared to the three months ended June 30, 2022. General and administrative expenses for the three months ended June 30, 2023 were $13.9 million, a decrease of $1.7 million as compared to the three months ended June 30, 2022.

Interest expense for the three months ended June 30, 2023 was $36.7 million, a decrease of $2.2 million as compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in our average outstanding debt balance during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

For the three months ended June 30, 2023, we did not dispose of any apartment communities. For the three months ended June 30, 2022, we disposed of two apartment communities, resulting in gains on sale of depreciable assets of $132.0 million.

Other non-operating (income) expense for the three months ended June 30, 2023 was $17.0 million of income as compared to $28.3 million of expense for the three months ended June 30, 2022, an increase of $45.3 million. The income for the three months ended June 30, 2023 was driven by $5.0 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $8.3 million of non-cash gain from investments. The expense for the three months ended June 30, 2022 was driven by $21.8 million of non-cash loss related to the fair value adjustment of the embedded derivative and $20.9 million of non-cash loss from investments, partially offset by $14.4 million in casualty recoveries related to winter storm Uri.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

For the six months ended June 30, 2023, we achieved net income available for MAA common shareholders of $279.8 million, a 12.5% decrease as compared to the six months ended June 30, 2022, and total revenue growth of $93.1 million, representing a 9.6% increase in property revenues as compared to the six months ended June 30, 2022. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Property Revenues

The following table reflects our property revenues by segment for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six months ended June 30,
	2023	2022	Increase	% Increase
Same Store	$1,005,515	$918,128	$87,387	9.5%
Non-Same Store and Other	58,664	52,990	5,674	10.7%
Total	$1,064,179	$971,118	$93,061	9.6%

The increase in rental revenues for our Same Store segment for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was the primary driver of total property revenue growth. The Same Store segment generated a 9.5% increase in revenues for the six months ended June 30, 2023, primarily the result of average effective rent per unit growth of 10.9% as compared to the six months ended June 30, 2022, partially offset by lower average physical occupancy. The increase in property revenues from the Non-Same Store and Other segment for the six months ended June 30, 2023 as compared to six months ended June 30, 2022 was primarily the result of increased revenues from recently completed development communities and recently acquired communities, partially offset by decreased revenues from recently disposed communities during the year ended December 31, 2022.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six months ended June 30,
	2023	2022	Increase	% Increase
Same Store	$353,140	$327,804	$25,336	7.7%
Non-Same Store and Other	23,996	23,293	703	3.0%
Total	$377,136	$351,097	$26,039	7.4%

The increase in property operating expenses for our Same Store segment for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by increases in real estate tax expense of $9.9 million, building repair and maintenance of $4.5 million, personnel expense of $4.3 million, utilities expense of $3.5 million, insurance expense of $1.5 million and office operations expense of $1.1 million.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2023 was $277.5 million, an increase of $9.6 million as compared to the six months ended June 30, 2022. The increase was primarily driven by the recognition of depreciation expense associated with our recently completed development communities and capital spend activities completed after June 30, 2022 in the normal course of business through June 30, 2023, partially offset by decreased depreciation expense from recently disposed communities during the year ended December 31, 2022.

Other Income and Expenses

Property management expenses for the six months ended June 30, 2023 were $34.0 million, an increase of $1.9 million as compared to the six months ended June 30, 2022. General and administrative expenses for the six months ended June 30, 2023 were $29.8 million, a decrease of $2.1 million as compared to the six months ended June 30, 2022.

Interest expense for the six months ended June 30, 2023 was $74.0 million, a decrease of $4.0 million as compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in our average outstanding debt balance during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

For the six months ended June 30, 2023, we did not dispose of any apartment communities. For the six months ended June 30, 2022, we disposed of two apartment communities, resulting in gains on sale of depreciable assets of $132.0 million.

Other non-operating (income) expense for the six months ended June 30, 2023 was $20.5 million of income as compared to $17.5 million of expense for the six months ended June 30, 2022, an increase of $38.0 million. The income for the six months ended June 30, 2023 was driven by $9.4 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $7.3 million of non-cash gain from investments. The expense for the six months ended June 30, 2022 was driven by $9.9 million of non-cash loss related to the fair value adjustment of the embedded derivative and $31.1 million of non-cash loss from investments, partially offset by $22.1 million in casualty recoveries related to winter storm Uri.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with U.S. generally accepted accounting principles, or GAAP) excluding gains or losses on disposition of operating properties and asset impairment, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests and adjustments for joint ventures. Because net income attributable to noncontrolling interests is added back, FFO, when used in this Quarterly Report on Form 10-Q, represents FFO attributable to common shareholders and unitholders.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments, net of tax; casualty related charges (recoveries), net; gain or loss on debt extinguishment; legal costs and settlements, net; COVID-19 related costs; and mark-to-market debt adjustments. Because net income attributable to noncontrolling interests is added back to FFO, Core FFO, when used in this Quarterly Report on Form 10-Q, represents Core FFO attributable to common shareholders and unitholders.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO attributable to common shareholders and unitholders and Core FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2023 and 2022, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income available for MAA common shareholders	$144,766	$209,780	$279,754	$319,660
Depreciation and amortization of real estate assets	137,456	132,333	274,254	264,343
Loss (gain) on sale of depreciable real estate assets	1	(131,965)	(14)	(131,964)
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	152	156	303	310
Net income attributable to noncontrolling interests	3,969	5,858	7,633	8,633
FFO attributable to common shareholders and unitholders	286,344	216,162	561,930	460,982
(Gain) loss on embedded derivative in preferred shares (1)	(4,952)	21,835	(9,387)	9,939
Gain on sale of non-depreciable real estate assets	—	(355)	(54)	(378)
(Gain) loss on investments, net of tax (1) (2)	(6,575)	16,489	(5,769)	24,566
Casualty related charges (recoveries), net (1) (3)	75	(14,413)	371	(22,125)
Legal costs and settlements, net (1)	(1,600)	(2)	(1,600)	535
COVID-19 related costs (1)	—	105	—	442
Mark-to-market debt adjustment (4)	(12)	35	(25)	71
Core FFO attributable to common shareholders and unitholders	$273,280	$239,856	$545,466	$474,032
(1)
Included in “Other non-operating (income) expense” in the Condensed Consolidated Statements of Operations.
(2)
For the three and six months ended June 30, 2023, gain on investments is presented net of tax expense of $1.7 million and $1.5 million, respectively. For the three and six months ended June 30, 2022, loss on investments is presented net of tax benefit of $4.4 million and $6.5 million, respectively.
(3)
For the three and six months ended June 30, 2022, we recognized gains of $12.8 million and $20.4 million, respectively, from the receipt of insurance proceeds that exceeded our casualty losses related to winter storm Uri.
(4)
Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO attributable to common shareholders and unitholders for the three months ended June 30, 2023 was $273.3 million, an increase of $33.4 million as compared to the three months ended June 30, 2022, primarily as a result of an increase in property revenues of $40.1 million and a decrease in interest expense of $2.2 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $12.7 million and property management expenses of $0.5 million.

Core FFO attributable to common shareholders and unitholders for the six months ended June 30, 2023 was $545.5 million, an increase of $71.4 million as compared to the six months ended June 30, 2022, primarily as a result of an increase in property revenues of $93.1 million and a decrease in interest expense of $4.0 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $26.0 million and property management expenses of $1.9 million.

Net Debt, EBITDA, EBITDAre, and Adjusted EBITDAre

Net debt, a non-GAAP financial measure, represents unsecured notes payable and secured notes payable less cash and cash equivalents and 1031(b) exchange proceeds included in restricted cash. Management considers net debt a helpful tool in evaluating our debt position. Net debt should not be considered as an alternative to any GAAP measurement as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

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

EBITDAre is composed of EBITDA adjusted for the gain or loss on sale of depreciable asset sales and adjustments to reflect our share of EBITDAre of an unconsolidated affiliate. As an owner and operator of real estate, management considers EBITDAre to be an important measure of performance from core operations because EBITDAre does not include various expense items that are not indicative of operating performance. While our definition of EBITDAre is in accordance with NAREIT’s definition, it may differ from the methodology utilized by other REITs to calculate EBITDAre and, accordingly, may not be comparable to such other REITs. EBITDAre should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

Adjusted EBITDAre is comprised of EBITDAre further adjusted for items that are not considered part of our core operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments; casualty related charges (recoveries), net; gain or loss on debt extinguishment; legal costs and settlements, net; and COVID-19 related costs. As an owner and operator of real estate, management considers Adjusted EBITDAre to be an important measure of performance from core operations because Adjusted EBITDAre does not include various income and expense items that are not indicative of operating performance. Our computation of Adjusted EBITDAre may differ from the methodology utilized by other REITs to calculate Adjusted EBITDAre. Adjusted EBITDAre should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

Management monitors its debt levels to a ratio of net debt to Adjusted EBITDAre in order to maintain our investment grade credit ratings. We believe this is an important factor in the management of our debt levels to maintain an optimal capital structure, and it is also considered in the assignment of our credit ratings. Adjusted EBITDAre is measured on a trailing twelve-month basis.

The following table presents a reconciliation of unsecured notes payable and secured notes payable to net debt as of June 30, 2023 and December 31, 2022, as we believe unsecured notes payable and secured notes payable, combined, is the most directly comparable GAAP measure (dollars in thousands):

	June 30, 2023	December 31, 2022
Unsecured notes payable	$4,033,091	$4,050,910
Secured notes payable	363,302	363,993
Total debt	4,396,393	4,414,903
Cash and cash equivalents	(150,155)	(38,659)
1031(b) exchange proceeds included in Restricted cash (1)	—	(9,186)
Net debt	$4,246,238	$4,367,058
(1)
Included in Restricted cash in the Condensed Consolidated Balance Sheets.

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the trailing twelve months ended June 30, 2023 and December 31, 2022, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Twelve Months Ended
	June 30, 2023	December 31, 2022
Net income	$613,870	$654,776
Depreciation and amortization	552,589	542,998
Interest expense	150,725	154,747
Income tax expense (benefit)	2,091	(6,208)
EBITDA	1,319,275	1,346,313
Gain on sale of depreciable real estate assets	(82,812)	(214,762)
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,350	1,357
EBITDAre	1,237,813	1,132,908
Loss on embedded derivative in preferred shares (1)	1,781	21,107
Gain on sale of non-depreciable real estate assets	(485)	(809)
Loss on investments (1)	6,971	45,357
Casualty related recoveries, net (1) (2)	(7,434)	(29,930)
Loss on debt extinguishment (1)	47	47
Legal costs and settlements, net (1)	6,400	8,535
COVID-19 related costs (1)	133	575
Adjusted EBITDAre	$1,245,226	$1,177,790
(1)
Included in “Other non-operating (income) expense” in the Condensed Consolidated Statements of Operations.
(2)
For the twelve months ended June 30, 2023 and December 31, 2022, we recognized a gain of $8.6 million and $29.0 million, respectively, from the receipt of insurance proceeds that exceeded our casualty losses related to winter storm Uri.

Our net debt to Adjusted EBITDAre ratio as of June 30, 2023 was 3.41x, as compared to a ratio of 3.71x as of December 31, 2022. The change in the ratio was primarily due to an increase of $67.4 million in Adjusted EBITDAre for the trailing twelve months as of June 30, 2023 as compared to the trailing twelve months ended December 31, 2022 and a decrease in net debt of $120.8 million as of June 30, 2023 as compared to net debt as of December 31, 2022. The increase in Adjusted EBITDAre was primarily due to an increase in Rental and other property revenues partially offset by increases in property operating expenses while the decrease in net debt was primarily due to an increase in cash and cash equivalents.

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

As of June 30, 2023, we had $1.4 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $554.1 million for the six months ended June 30, 2023 as compared to $463.9 million for the six months ended June 30, 2022. The increase in operating cash flows was primarily driven by our operating performance.

Cash Flows from Investing Activities

Net cash used in investing activities was $292.8 million for the six months ended June 30, 2023 as compared to $57.8 million for the six months ended June 30, 2022. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the six months ended June 30,		Increase (Decrease)
	2023	2022	in Net Cash
Purchases of real estate and other assets	$(12,450)	$(17,238)	$4,788
Capital improvements and other	(174,343)	(132,849)	(41,494)
Development costs	(104,118)	(84,636)	(19,482)
Contributions to affiliates	(5,630)	(9,300)	3,670
Proceeds from real estate asset dispositions	3,024	165,201	(162,177)
Net proceeds from insurance recoveries	696	20,675	(19,979)

The decrease in cash outflows for purchases of real estate and other assets was driven by the nature of the real estate assets acquired during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment activities and increased reconstruction-related capital expenditures during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in cash outflows for development costs was primarily driven by increased development activity during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in cash outflows for contributions to affiliates was driven by a lesser amount of investments made in the technology-focused limited partnerships during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in cash inflows from proceeds from real estate asset dispositions resulted from the disposition of one land parcel during the six months ended June 30, 2023 as compared to the disposition of two multifamily communities and one land parcel during the six months ended June 30, 2022. The decrease in cash inflows from net proceeds from insurance recoveries was driven by less insurance reimbursement received for storm-related casualty claims during the six months ended June 30, 2023 as compared to the insurance reimbursements received for storm-related casualty claims during the six months ended June 30, 2022.

Cash Flows from Financing Activities

Net cash used in financing activities was $158.6 million for the six months ended June 30, 2023 as compared to $315.0 million for the six months ended June 30, 2022. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the six months ended June 30,		(Decrease) Increase
	2023	2022	in Net Cash
Net payments of commercial paper	$(20,000)	$—	$(20,000)
Dividends paid on common shares	(325,006)	(250,960)	(74,046)
Proceeds from issuances of common shares	204,391	439	203,952
Acquisition of noncontrolling interests	—	(43,070)	43,070
Net change in other financing activities	(6,571)	(11,917)	5,346

The increase in cash outflows related to net payments of commercial paper resulted from the $20.0 million repayment of our commercial paper borrowings during the six months ended June 30, 2023 as compared to no net borrowings on our commercial paper program during the six months ended June 30, 2022. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $2.8000 per share during the six months ended June 30, 2023 as compared to the dividend rate of $2.1750 per share during the six months ended June 30, 2022. The increase in cash inflows related to the proceeds from issuances of common shares resulted from the proceeds from the settlement of two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23 during the six months ended June 30, 2023. The decrease in cash outflows from the acquisition of noncontrolling interests resulted from the acquisition of the noncontrolling interest of a consolidated real estate entity for $43.1 million during the six months ended June 30, 2022. The decrease in cash outflows from the net change in other financing activities was primarily driven by fewer shares of MAA’s common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Debt

The following schedule reflects our outstanding debt as of June 30, 2023 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
Unsecured debt
Fixed rate senior notes	$4,050,000	5.8	3.4%
Debt issuance costs, discounts, premiums and fair market value adjustments	(16,909)
Total unsecured debt	$4,033,091	5.8	3.4%
Secured debt
Fixed rate property mortgages	$366,426	25.4	4.4%
Debt issuance costs	(3,124)
Total secured debt	$363,302	25.4	4.4%
Total debt	$4,396,393	7.5	3.4%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of June 30, 2023 (dollars in thousands):

	Commercial Paper & Revolving Credit Facility⁽¹⁾⁽²⁾	Senior Notes	Property Mortgages	Total
2023	$—	$349,846	$—	$349,846
2024	—	399,251	—	399,251
2025	—	398,161	3,223	401,384
2026	—	297,587	—	297,587
2027	—	596,941	—	596,941
2028	—	396,999	—	396,999
2029	—	558,415	—	558,415
2030	—	297,715	—	297,715
2031	—	445,315	—	445,315
2032	—	—	—	—
Thereafter	—	292,861	360,079	652,940
Total	$—	$4,033,091	$363,302	$4,396,393
(1)
As of June 30, 2023, no borrowings were outstanding under MAALP’s unsecured commercial paper program. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the three months ended June 30, 2023, average daily borrowings outstanding under the commercial paper program were $0.7 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of June 30, 2023.

The following schedule reflects the maturities and effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of June 30, 2023 (dollars in thousands):

	Fixed Rate Debt	Effective Rate
2023	$349,846	4.2%
2024	399,251	4.0%
2025	401,384	4.2%
2026	297,587	1.2%
2027	596,941	3.7%
2028	396,999	4.2%
2029	558,415	3.7%
2030	297,715	3.1%
2031	445,315	1.8%
2032	—	—
Thereafter	652,940	3.8%
Total	$4,396,393	3.4%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP has entered into an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of June 30, 2023, there was no outstanding balance under the revolving credit facility, while $4.3 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of June 30, 2023, there were no borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of June 30, 2023, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of June 30, 2023, MAALP had $366.4 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of June 30, 2023, MAA owned 116,676,966 OP Units, comprising a 97.4% limited partnership interest in MAALP, while the remaining 3,154,684 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,154,684 shares of its common stock that, as of June 30, 2023, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

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

The Company has entered into an equity distribution agreement to establish an at-the-market, or ATM, share offering program, which allows MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the six months ended June 30, 2023 and 2022, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2023, there were 4.0 million shares remaining under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of June 30, 2023, we had $350.8 million of outstanding debt obligations that will mature in the year ending December 31, 2023, and we were obligated to make $75.5 million of additional interest payments on fixed rate debt obligations in the year ending December 31, 2023. For a schedule of the maturity dates of our outstanding debt beyond 2023, see the “Liquidity and Capital Resources - Debt” section above. As of June 30, 2023, we also had obligations to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of June 30, 2023, we had committed to make additional capital contributions totaling up to $39.6 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but we expect to incur in the ordinary course of our business.

As of June 30, 2023, we had six development communities under construction totaling 2,310 apartment units once complete. Total expected costs for the six development projects are $735.0 million, of which $391.5 million had been incurred through June 30, 2023. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2023, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2022. We expect to have additional development projects in the future.

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

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the three and six months ended June 30, 2023, we experienced inflationary pressures that drove higher operating expenses, primarily in real estate taxes, repairs and maintenance and personnel.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023, for discussions of our critical accounting estimates. During the three months ended June 30, 2023, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of June 30, 2023, 19.5% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time, interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of June 30, 2023, 100.0% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
April 1, 2023 - April 30, 2023	39,404	$150.24	—	4,000,000
May 1, 2023 - May 31, 2023	—	$—	—	4,000,000
June 1, 2023 - June 30, 2023	—	$—	—	4,000,000
Total	39,404		—	4,000,000
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)
The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference)

3.2

Fourth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of March 13, 2018 (Filed as Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 and incorporated herein by reference)

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference)

3.4

Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

3.5

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference)

10.1†

Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan (Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2023 and incorporated herein by reference).

10.2†	Form of Restricted Stock Award Agreement Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan.

10.3†	Form of Non-Qualified Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan.

10.4†	Form of Incentive Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan.

10.5†	Form of Restricted Stock Unit Award Agreement Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan.

31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files submitted pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (Inline XBRL)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	July 27, 2023	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	July 27, 2023		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)