Form 10-Q
period 2023-09-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2023-10-26
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	October 23, 2023
Common Stock, $0.01 par value	116,687,501

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2023 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2023, MAA owned 116,686,730 OP Units (97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Real estate assets:
Land	$2,008,523	$2,008,364
Buildings and improvements and other	13,252,746	12,841,947
Development and capital improvements in progress	338,864	332,035
	15,600,133	15,182,346
Less: Accumulated depreciation	(4,725,099)	(4,302,747)
	10,875,034	10,879,599
Undeveloped land	73,861	64,312
Investment in real estate joint venture	42,290	42,290
Real estate assets, net	10,991,185	10,986,201

Cash and cash equivalents	161,897	38,659
Restricted cash	13,440	22,412
Other assets	215,800	193,893
Total assets	$11,382,322	$11,241,165

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,034,153	$4,050,910
Secured notes payable	360,110	363,993
Accrued expenses and other liabilities	666,437	615,843
Total liabilities	5,060,700	5,030,746

Redeemable common stock	18,033	20,671

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 116,686,730 and 115,480,336 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (1)	1,168	1,152
Additional paid-in capital	7,410,109	7,202,834
Accumulated distributions in excess of net income	(1,285,428)	(1,188,854)
Accumulated other comprehensive loss	(9,244)	(10,052)
Total MAA shareholders’ equity	6,116,614	6,005,089
Noncontrolling interests - OP Units	163,950	163,595
Total Company’s shareholders’ equity	6,280,564	6,168,684
Noncontrolling interests - consolidated real estate entities	23,025	21,064
Total equity	6,303,589	6,189,748
Total liabilities and equity	$11,382,322	$11,241,165
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are 140,174 and 136,429, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Rental and other property revenues	$542,042	$520,783	$1,606,221	$1,491,901
Expenses:
Operating expenses, excluding real estate taxes and insurance	122,660	117,390	347,868	328,514
Real estate taxes and insurance	76,563	74,033	228,491	214,006
Depreciation and amortization	146,702	136,879	424,175	404,761
Total property operating expenses	345,925	328,302	1,000,534	947,281
Property management expenses	16,298	16,262	50,317	48,429
General and administrative expenses	13,524	12,188	43,329	44,091
Interest expense	36,651	38,637	110,655	116,663
Loss (gain) on sale of depreciable real estate assets	75	1	61	(131,963)
Gain on sale of non-depreciable real estate assets	—	(431)	(54)	(809)
Other non-operating expense (income)	16,493	1,718	(3,966)	19,248
Income before income tax benefit (expense)	113,076	124,106	405,345	448,961
Income tax benefit (expense)	209	1,256	(3,596)	5,750
Income from continuing operations before real estate joint venture activity	113,285	125,362	401,749	454,711
Income from real estate joint venture	447	341	1,214	1,129
Net income	113,732	125,703	402,963	455,840
Net income attributable to noncontrolling interests	3,000	3,392	10,633	12,025
Net income available for shareholders	110,732	122,311	392,330	443,815
Dividends to MAA Series I preferred shareholders	922	922	2,766	2,766
Net income available for MAA common shareholders	$109,810	$121,389	$389,564	$441,049

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.94	$1.05	$3.34	$3.82

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.94	$1.05	$3.34	$3.82

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$113,732	$125,703	$402,963	$455,840
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	279	279	835	835
Total comprehensive income	114,011	125,982	403,798	456,675
Less: Comprehensive income attributable to noncontrolling interests	(3,009)	(3,401)	(10,660)	(12,049)
Comprehensive income attributable to MAA	$111,002	$122,581	$393,138	$444,626

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2023	2022
Net income	$402,963	$455,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424,797	405,412
Loss (gain) on sale of depreciable real estate assets	61	(131,963)
Gain on sale of non-depreciable real estate assets	(54)	(809)
Loss on embedded derivative in preferred shares	1,863	10,364
Stock compensation expense	12,296	14,615
Amortization of debt issuance costs, discounts and premiums	4,537	4,547
(Gain) loss on investments	(745)	39,290
Net change in operating accounts and other operating activities	26,538	10,019
Net cash provided by operating activities	872,256	807,315

Cash flows from investing activities:
Purchases of real estate and other assets	(12,450)	(252,628)
Capital improvements and other	(261,069)	(219,221)
Development costs	(151,145)	(124,262)
Distributions from real estate joint venture	—	386
Contributions to affiliates	(7,505)	(11,100)
Proceeds from real estate asset dispositions	2,948	165,827
Net proceeds from insurance recoveries	680	26,385
Net cash used in investing activities	(428,541)	(414,613)

Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(20,000)	125,000
Principal payments on notes payable	(3,861)	(126,043)
Payment of deferred financing costs	—	(5,473)
Distributions to noncontrolling interests	(13,266)	(10,968)
Dividends paid on common shares	(488,354)	(395,258)
Dividends paid on preferred shares	(2,766)	(2,766)
Proceeds from issuances of common shares	204,743	761
Acquisition of noncontrolling interests	—	(43,070)
Net change in other financing activities	(5,945)	(11,929)
Net cash used in financing activities	(329,449)	(469,746)

Net increase (decrease) in cash, cash equivalents and restricted cash	114,266	(77,044)
Cash, cash equivalents and restricted cash, beginning of period	61,071	130,598
Cash, cash equivalents and restricted cash, end of period	$175,337	$53,554

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$161,897	$38,996
Restricted cash	13,440	14,558
Total cash, cash equivalents and restricted cash	$175,337	$53,554

Supplemental information:
Interest paid	$105,640	$109,936
Income taxes paid	3,824	3,463
Non-cash transactions:
Dividends and distributions declared and accrued	$167,768	$148,305
Accrued construction in progress	26,519	30,175
Interest capitalized	9,065	6,146
Conversion of OP Units to shares of common stock	894	500

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30, 2023	December 31, 2022
Assets
Real estate assets:
Land	$2,008,523	$2,008,364
Buildings and improvements and other	13,252,746	12,841,947
Development and capital improvements in progress	338,864	332,035
	15,600,133	15,182,346
Less: Accumulated depreciation	(4,725,099)	(4,302,747)
	10,875,034	10,879,599
Undeveloped land	73,861	64,312
Investment in real estate joint venture	42,290	42,290
Real estate assets, net	10,991,185	10,986,201

Cash and cash equivalents	161,897	38,659
Restricted cash	13,440	22,412
Other assets	215,800	193,893
Total assets	$11,382,322	$11,241,165

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,034,153	$4,050,910
Secured notes payable	360,110	363,993
Accrued expenses and other liabilities	666,437	615,843
Due to general partner	19	19
Total liabilities	5,060,719	5,030,765

Redeemable common units	18,033	20,671

Operating Partnership capital:
Preferred units, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of September 30, 2023 and December 31, 2022, respectively	66,840	66,840
General partner, 116,686,730 and 115,480,336 OP Units outstanding as of September 30, 2023 and December 31, 2022, respectively (1)	6,059,188	5,948,498
Limited partners, 3,147,780 and 3,164,933 OP Units outstanding as of September 30, 2023 and December 31, 2022, respectively (1)	163,950	163,595
Accumulated other comprehensive loss	(9,433)	(10,268)
Total operating partners’ capital	6,280,545	6,168,665
Noncontrolling interests - consolidated real estate entities	23,025	21,064
Total equity	6,303,570	6,189,729
Total liabilities and equity	$11,382,322	$11,241,165

(1) Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are 140,174 and 136,429, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Rental and other property revenues	$542,042	$520,783	$1,606,221	$1,491,901
Expenses:
Operating expenses, excluding real estate taxes and insurance	122,660	117,390	347,868	328,514
Real estate taxes and insurance	76,563	74,033	228,491	214,006
Depreciation and amortization	146,702	136,879	424,175	404,761
Total property operating expenses	345,925	328,302	1,000,534	947,281
Property management expenses	16,298	16,262	50,317	48,429
General and administrative expenses	13,524	12,188	43,329	44,091
Interest expense	36,651	38,637	110,655	116,663
Loss (gain) on sale of depreciable real estate assets	75	1	61	(131,963)
Gain on sale of non-depreciable real estate assets	—	(431)	(54)	(809)
Other non-operating expense (income)	16,493	1,718	(3,966)	19,248
Income before income tax benefit (expense)	113,076	124,106	405,345	448,961
Income tax benefit (expense)	209	1,256	(3,596)	5,750
Income from continuing operations before real estate joint venture activity	113,285	125,362	401,749	454,711
Income from real estate joint venture	447	341	1,214	1,129
Net income	113,732	125,703	402,963	455,840
Net loss attributable to noncontrolling interests	—	—	—	(293)
Net income available for MAALP unitholders	113,732	125,703	402,963	456,133
Distributions to MAALP Series I preferred unitholders	922	922	2,766	2,766
Net income available for MAALP common unitholders	$112,810	$124,781	$400,197	$453,367

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.94	$1.05	$3.34	$3.82

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.94	$1.05	$3.34	$3.82

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$113,732	$125,703	$402,963	$455,840
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	279	279	835	835
Total comprehensive income	114,011	125,982	403,798	456,675
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	293
Comprehensive income attributable to MAALP	$114,011	$125,982	$403,798	$456,968

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2023	2022
Net income	$402,963	$455,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424,797	405,412
Loss (gain) on sale of depreciable real estate assets	61	(131,963)
Gain on sale of non-depreciable real estate assets	(54)	(809)
Loss on embedded derivative in preferred shares	1,863	10,364
Stock compensation expense	12,296	14,615
Amortization of debt issuance costs, discounts and premiums	4,537	4,547
(Gain) loss on investments	(745)	39,290
Net change in operating accounts and other operating activities	26,538	10,019
Net cash provided by operating activities	872,256	807,315

Cash flows from investing activities:
Purchases of real estate and other assets	(12,450)	(252,628)
Capital improvements and other	(261,069)	(219,221)
Development costs	(151,145)	(124,262)
Distributions from real estate joint venture	—	386
Contributions to affiliates	(7,505)	(11,100)
Proceeds from real estate asset dispositions	2,948	165,827
Net proceeds from insurance recoveries	680	26,385
Net cash used in investing activities	(428,541)	(414,613)

Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(20,000)	125,000
Principal payments on notes payable	(3,861)	(126,043)
Payment of deferred financing costs	—	(5,473)
Distributions paid on common units	(501,620)	(406,226)
Distributions paid on preferred units	(2,766)	(2,766)
Proceeds from issuances of common units	204,743	761
Acquisition of noncontrolling interests	—	(43,070)
Net change in other financing activities	(5,945)	(11,929)
Net cash used in financing activities	(329,449)	(469,746)

Net increase (decrease) in cash, cash equivalents and restricted cash	114,266	(77,044)
Cash, cash equivalents and restricted cash, beginning of period	61,071	130,598
Cash, cash equivalents and restricted cash, end of period	$175,337	$53,554

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$161,897	$38,996
Restricted cash	13,440	14,558
Total cash, cash equivalents and restricted cash	$175,337	$53,554

Supplemental information:
Interest paid	$105,640	$109,936
Income taxes paid	3,824	3,463
Non-cash transactions:
Distributions on common units declared and accrued	$167,768	$148,305
Accrued construction in progress	26,519	30,175
Interest capitalized	9,065	6,146

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

As of September 30, 2023, MAA owned 116,686,730 OP Units (or 97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of September 30, 2023, the Company owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of September 30, 2023, the Company also had five development communities under construction totaling 1,970 apartment units once complete. Total expected costs for the five development projects are $642.7 million, of which $346.3 million had been incurred through September 30, 2023. The Company expects to complete three developments in 2024 and two developments in 2025. As of September 30, 2023, 34 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of September 30, 2023.

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

Noncontrolling Interests

As of September 30, 2023, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of September 30, 2023, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $316.6 million, and consolidated liabilities were $16.2 million. As of December 31, 2022, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $279.6 million, and consolidated liabilities were $14.5 million. During the nine months ended September 30, 2022, the Company paid $43.1 million to acquire the noncontrolling interest of one consolidated real estate entity.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and five technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $42.3 million as of September 30, 2023 and December 31, 2022, respectively, and is included in “Investment in real estate joint venture” in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of September 30, 2023 and December 31, 2022, the Company’s investments in the limited partnerships were $37.7 million and $36.7 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended September 30, 2023 and 2022, the Company recognized $0.6 million of income and $1.4 million of expense, respectively, from its investments in the limited partnerships. During the nine months ended September 30, 2023 and 2022, the Company recognized $1.3 million of income and $29.2 million of expense, respectively, from its investments in the limited partnerships. As of September 30, 2023, the Company was committed to make additional capital contributions totaling $37.7 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

Two of the technology-focused limited partnerships that are accounted for as investments in unconsolidated affiliates distributed publicly traded marketable equity securities to the Company and the other limited partners. During the nine months ended September 30, 2023 and 2022, the Company received marketable equity securities totaling $7.7 million and $16.3 million, respectively. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets, with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the Company’s investment in the marketable equity securities was $15.2 million and $8.0 million, respectively. During the three months ended September 30, 2023 and 2022, the Company recognized $7.1 million and $6.8 million of expense, respectively, from its investment in marketable equity securities. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.5 million and $10.1 million of expense, respectively, from its investment in marketable equity securities.

Revenue Recognition

The Company primarily leases multifamily residential apartments to residents under operating leases generally due on a monthly basis with terms of approximately one year or less. Rental revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases, using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to residents, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term. Rental revenues represent approximately 94% of the Company’s total revenues and include gross rents charged less adjustments for concessions and bad debt. Approximately 5% of the Company’s total revenues represent non-lease reimbursable property revenues from its residents for utility reimbursements, which are generally recognized and due on a monthly basis as residents obtain control of the service over the term of the lease. The remaining 1% of the Company’s total revenues represents other non-lease property revenues primarily driven by nonrefundable fees and commissions, which are recognized when earned.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of September 30, 2023 and December 31, 2022, right-of-use assets recorded within “Other assets” totaled $42.9 million and $44.6 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $27.6 million and $28.7 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the three and nine months ended September 30, 2023 and 2022 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2023 and 2022 was also immaterial. See Note 10 for additional disclosures regarding leases.

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

For the three and nine months ended September 30, 2023 and 2022, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Calculation of Earnings per common share - basic
Net income	$113,732	$125,703	$402,963	$455,840
Net income attributable to noncontrolling interests	(3,000)	(3,392)	(10,633)	(12,025)
Unvested restricted shares (allocation of earnings)	(44)	(82)	(161)	(308)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$109,766	$121,307	$389,403	$440,741

Weighted average common shares - basic	116,633	115,363	116,479	115,325
Earnings per common share - basic	$0.94	$1.05	$3.34	$3.82

Calculation of Earnings per common share - diluted
Net income	$113,732	$125,703	$402,963	$455,840
Net income attributable to noncontrolling interests (1)	(3,000)	(3,392)	(10,633)	(12,025)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$109,810	$121,389	$389,564	$441,049

Weighted average common shares - basic	116,633	115,363	116,479	115,325
Effect of dilutive securities	78	205	134	267
Weighted average common shares - diluted	116,711	115,568	116,613	115,592
Earnings per common share - diluted	$0.94	$1.05	$3.34	$3.82
(1)
For the three and nine months ended September 30, 2023 and 2022, 3.2 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and nine months ended September 30, 2023 and 2022, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Calculation of Earnings per common unit - basic
Net income	$113,732	$125,703	$402,963	$455,840
Net loss attributable to noncontrolling interests	—	—	—	293
Unvested restricted units (allocation of earnings)	(44)	(82)	(161)	(308)
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$112,766	$124,699	$400,036	$453,059

Weighted average common units - basic	119,787	118,564	119,635	118,528
Earnings per common unit - basic	$0.94	$1.05	$3.34	$3.82

Calculation of Earnings per common unit - diluted
Net income	$113,732	$125,703	$402,963	$455,840
Net loss attributable to noncontrolling interests	—	—	—	293
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$112,810	$124,781	$400,197	$453,367

Weighted average common units - basic	119,787	118,564	119,635	118,528
Effect of dilutive securities	78	205	134	267
Weighted average common units - diluted	119,865	118,769	119,769	118,795
Earnings per common unit - diluted	$0.94	$1.05	$3.34	$3.82

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2023	$9	$1,168	$7,405,572	$(1,235,118)	$(9,514)	$165,626	$22,329	$6,350,072
Net income	—	—	—	110,732	—	3,000	—	113,732
Other comprehensive income - derivative instruments	—	—	—	—	270	9	—	279
Issuance and registration of common shares	—	—	158	—	—	—	—	158
Shares repurchased and retired	—	—	(26)	—	—	—	—	(26)
Shares issued in exchange for common units	—	—	363	—	—	(363)	—	—
Redeemable stock fair market value adjustment	—	—	—	3,242	—	—	—	3,242
Adjustment for noncontrolling interests in Operating Partnership	—	—	(86)	—	—	86	—	—
Amortization of unearned compensation	—	—	4,128	—	—	—	—	4,128
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.4000 per share)	—	—	—	(163,362)	—	—	—	(163,362)
Dividends on noncontrolling interests units ($1.4000 per share)	—	—	—	—	—	(4,408)	—	(4,408)
Contribution from noncontrolling interest	—	—	—	—	—	—	696	696
EQUITY BALANCE SEPTEMBER 30, 2023	$9	$1,168	$7,410,109	$(1,285,428)	$(9,244)	$163,950	$23,025	$6,303,589

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2022	$9	$1,152	$7,191,920	$(1,199,216)	$(10,591)	$165,062	$19,780	$6,168,116
Net income	—	—	—	122,311	—	3,392	—	125,703
Other comprehensive income - derivative instruments	—	—	—	—	270	9	—	279
Issuance and registration of common shares	—	—	156	—	—	—	—	156
Shares repurchased and retired	—	—	(12)	—	—	—	—	(12)
Shares issued in exchange for common units	—	—	307	—	—	(307)	—	—
Redeemable stock fair market value adjustment	—	—	—	2,537	—	—	—	2,537
Adjustment for noncontrolling interests in Operating Partnership	—	—	(70)	—	—	70	—	—
Amortization of unearned compensation	—	—	4,203	—	—	—	—	4,203
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.2500 per share)	—	—	—	(144,309)	—	—	—	(144,309)
Dividends on noncontrolling interests units ($1.2500 per share)	—	—	—	—	—	(3,996)	—	(3,996)
EQUITY BALANCE SEPTEMBER 30, 2022	$9	$1,152	$7,196,504	$(1,219,599)	$(10,321)	$164,230	$19,780	$6,151,755

Changes in MAA’s total equity and its components for the nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2022	$9	$1,152	$7,202,834	$(1,188,854)	$(10,052)	$163,595	$21,064	$6,189,748
Net income	—	—	—	392,330	—	10,633	—	402,963
Other comprehensive income - derivative instruments	—	—	—	—	808	27	—	835
Issuance and registration of common shares	—	12	203,202	—	—	—	—	203,214
Shares repurchased and retired	—	—	(7,866)	—	—	—	—	(7,866)
Shares issued in exchange for common units	—	—	894	—	—	(894)	—	—
Shares issued in exchange for redeemable stock	—	4	577	—	—	—	—	581
Redeemable stock fair market value adjustment	—	—	—	3,906	—	—	—	3,906
Adjustment for noncontrolling interests in Operating Partnership	—	—	(3,831)	—	—	3,831	—	—
Amortization of unearned compensation	—	—	14,299	—	—	—	—	14,299
Dividends on preferred stock	—	—		(2,766)	—	—	—	(2,766)
Dividends on common stock ($4.2000 per share)	—	—	—	(490,044)	—	—	—	(490,044)
Dividends on noncontrolling interests units ($4.2000 per share)	—	—	—	—	—	(13,242)	—	(13,242)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,961	1,961
EQUITY BALANCE SEPTEMBER 30, 2023	$9	$1,168	$7,410,109	$(1,285,428)	$(9,244)	$163,950	$23,025	$6,303,589

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2021	$9	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907
Net income (loss)	—	—	—	443,815	—	12,318	(293)	455,840
Other comprehensive income - derivative instruments	—	—	—	—	811	24	—	835
Issuance and registration of common shares	—	1	(277)	—	—	—	—	(276)
Shares repurchased and retired	—	—	(14,043)	—	—	—	—	(14,043)
Exercise of stock options	—	—	28	—	—	—	—	28
Shares issued in exchange for common units	—	—	500	—	—	(500)	—	—
Redeemable stock fair market value adjustment	—	—	—	9,297	—	—	—	9,297
Adjustment for noncontrolling interests in Operating Partnership	—	—	1,251	—	—	(1,251)	—	—
Amortization of unearned compensation	—	—	15,532	—	—	—	—	15,532
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($3.5875 per share)	—	—	—	(414,138)	—	—	—	(414,138)
Dividends on noncontrolling interests units ($3.5875 per share)	—	—	—	—	—	(11,477)	—	(11,477)
Acquisition of noncontrolling interest	—	—	(37,443)	—	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,086	2,086
EQUITY BALANCE SEPTEMBER 30, 2022	$9	$1,152	$7,196,504	$(1,219,599)	$(10,321)	$164,230	$19,780	$6,151,755

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2023	$6,104,970	$165,626	$66,840	$(9,712)	$22,329	$6,350,053
Net income	109,810	3,000	922	—	—	113,732
Other comprehensive income - derivative instruments	—	—	—	279	—	279
Issuance of units	158	—	—	—	—	158
Units repurchased and retired	(26)	—	—	—	—	(26)
General partner units issued in exchange for limited partner units	363	(363)	—	—	—	—
Redeemable units fair market value adjustment	3,242	—	—	—	—	3,242
Adjustment for limited partners’ capital at redemption value	(95)	95	—	—	—	—
Amortization of unearned compensation	4,128	—	—	—	—	4,128
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.4000 per unit)	(163,362)	(4,408)	—	—	—	(167,770)
Contribution from noncontrolling interest	—	—	—	—	696	696
CAPITAL BALANCE SEPTEMBER 30, 2023	$6,059,188	$163,950	$66,840	$(9,433)	$23,025	$6,303,570

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2022	$5,927,241	$165,062	$66,840	$(10,826)	$19,780	$6,168,097
Net income	121,389	3,392	922	—	—	125,703
Other comprehensive income - derivative instruments	—	—	—	279	—	279
Issuance of units	156	—	—	—	—	156
Units repurchased and retired	(12)	—	—	—	—	(12)
General partner units issued in exchange for limited partner units	307	(307)	—	—	—	—
Redeemable units fair market value adjustment	2,537	—	—	—	—	2,537
Adjustment for limited partners’ capital at redemption value	(79)	79	—	—	—	—
Amortization of unearned compensation	4,203	—	—	—	—	4,203
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.2500 per unit)	(144,309)	(3,996)	—	—	—	(148,305)
CAPITAL BALANCE SEPTEMBER 30, 2022	$5,911,433	$164,230	$66,840	$(10,547)	$19,780	$6,151,736

Changes in MAALP’s total capital and its components for the nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2022	$5,948,498	$163,595	$66,840	$(10,268)	$21,064	$6,189,729
Net income	389,564	10,633	2,766	—	—	402,963
Other comprehensive income - derivative instruments	—	—	—	835	—	835
Issuance of units	203,214	—	—	—	—	203,214
Units repurchased and retired	(7,866)	—	—	—	—	(7,866)
General partner units issued in exchange for limited partner units	894	(894)	—	—	—	—
Units issued in exchange for redeemable stock	581	—	—	—	—	581
Redeemable units fair market value adjustment	3,906	—	—	—	—	3,906
Adjustment for limited partners’ capital at redemption value	(3,858)	3,858	—	—	—	—
Amortization of unearned compensation	14,299	—	—	—	—	14,299
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($4.2000 per unit)	(490,044)	(13,242)	—	—	—	(503,286)
Contribution from noncontrolling interest	—	—	—	—	1,961	1,961
CAPITAL BALANCE SEPTEMBER 30, 2023	$6,059,188	$163,950	$66,840	$(9,433)	$23,025	$6,303,570

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2021	$5,909,700	$165,116	$66,840	$(11,382)	$23,614	$6,153,888
Net income (loss)	441,049	12,318	2,766	—	(293)	455,840
Other comprehensive income - derivative instruments	—	—	—	835	—	835
Issuance of units	(276)	—	—	—	—	(276)
Units repurchased and retired	(14,043)	—	—	—	—	(14,043)
Exercise of unit options	28	—	—	—	—	28
General partner units issued in exchange for limited partner units	500	(500)	—	—	—	—
Redeemable units fair market value adjustment	9,297	—	—	—	—	9,297
Adjustment for limited partners’ capital at redemption value	1,227	(1,227)	—	—	—	—
Amortization of unearned compensation	15,532	—	—	—	—	15,532
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($3.5875 per unit)	(414,138)	(11,477)	—	—	—	(425,615)
Acquisition of noncontrolling interest	(37,443)	—	—	—	(5,627)	(43,070)
Contribution from noncontrolling interest	—	—	—	—	2,086	2,086
CAPITAL BALANCE SEPTEMBER 30, 2022	$5,911,433	$164,230	$66,840	$(10,547)	$19,780	$6,151,736

6. Borrowings

The following table summarizes the Company’s outstanding debt as of September 30, 2023 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,050,000	3.4%	5/14/2029
Debt issuance costs, discounts, premiums and fair market value adjustments	(15,847)
Total unsecured debt	$4,034,153	3.4%
Secured debt
Fixed rate property mortgages	$363,293	4.4%	1/26/2049
Debt issuance costs	(3,183)
Total secured debt	$360,110	4.4%
Total outstanding debt	$4,394,263	3.4%

Unsecured Revolving Credit Facility

MAALP has entered into an unsecured revolving credit facility, with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of September 30, 2023, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of September 30, 2023, MAALP had no borrowings outstanding under the commercial paper program. For the three months ended September 30, 2023, MAALP had no borrowings under the commercial paper program.

Unsecured Senior Notes

As of September 30, 2023, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2029.

In October 2023, MAALP retired $350.0 million of publicly issued unsecured senior notes at maturity using available cash on hand and borrowings under the commercial paper program.

Secured Property Mortgages

As of September 30, 2023, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

In July 2023, MAALP retired $3.0 million remaining on a mortgage associated with an apartment community prior to its June 2025 maturity.

Upcoming Debt Obligations

As of September 30, 2023, MAALP’s debt obligations over the next 12 months consist of approximately $750 million of principal obligations, including $350.0 million of unsecured senior notes due October 2023 and $400.0 million of unsecured senior notes due June 2024.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of September 30, 2023 and December 31, 2022 totaled $4.4 billion and $4.4 billion, respectively, and had estimated fair values of $3.9 billion and $3.9 billion (excluding prepayment penalties) as of September 30, 2023 and December 31, 2022, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. As of September 30, 2023, the Company had no variable rate debt outstanding. The carrying value of variable rate debt as of December 31, 2022 totaled $20.0 million and had an estimated fair value of $20.0 million. The fair value of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2023, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates to estimate the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the fair value of the embedded derivative was $11.5 million and $13.4 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of September 30, 2023 and December 31, 2022 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of September 30, 2023, the Company had $9.4 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.9 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2023	2022
Terminated interest rate swaps	Interest expense	$(279)	$(279)

		Nine months ended September 30,
		2023	2022
Terminated interest rate swaps	Interest expense	$(835)	$(835)

		Loss Recognized in Earnings on Derivative
	Location of Loss Recognized	Three months ended September 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2023	2022
Preferred stock embedded derivative	Other non-operating expense (income)	$(11,250)	$(425)

		Nine months ended September 30,
		2023	2022
Preferred stock embedded derivative	Other non-operating expense (income)	$(1,863)	$(10,364)

8. Shareholders’ Equity of MAA

As of September 30, 2023, 116,686,730 shares of common stock of MAA and 3,147,780 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,834,510 common shares and units. As of September 30, 2022, 115,447,252 shares of common stock of MAA and 3,196,429 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,643,681 common shares and units.

Preferred Stock

As of September 30, 2023, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. Under the forward sale agreements, the forward sale price was subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and was decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. In January 2023, MAA settled its two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million. For the three months ended September 30, 2022, the impact of the forward sale agreements was not dilutive to the Company’s diluted earnings per share. For the nine months ended September 30, 2022, approximately 17 thousand shares from the forward sale agreements were dilutive to the Company’s diluted earnings per share.

At-the-Market Share Offering Program

The Company has entered into an equity distribution agreement to establish an at-the-market, or ATM, share offering program, which allows MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three and nine months ended September 30, 2023 and 2022, MAA did not sell any shares of common stock under its ATM program. As of September 30, 2023, 4.0 million shares remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of September 30, 2023, there were 119,834,510 OP Units outstanding, 116,686,730, or 97.4%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,147,780 OP Units were Class A OP Units owned by Class A limited partners. As of September 30, 2022, there were 118,643,681 OP Units outstanding, 115,447,252, or 97.3%, of which were owned by MAA and 3,196,429 of which were owned by the Class A limited partners.

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

As of September 30, 2023, a total of 3,147,780 Class A OP Units were outstanding and redeemable for 3,147,780 shares of MAA common stock, with an approximate value of $405.0 million, based on the closing price of MAA’s common stock on September 30, 2023 of $128.65 per share. As of September 30, 2022, a total of 3,196,429 Class A OP Units were outstanding and redeemable for 3,196,429 shares of MAA common stock, with an approximate value of $495.7 million, based on the closing price of MAA’s common stock on September 30, 2022 of $155.07 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of September 30, 2023, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of September 30, 2023, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of approximately 33 years and a weighted average discount rate of approximately 4.5%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2023 (in thousands):

Operating Leases
2023	$732
2024	2,904
2025	2,872
2026	2,920
2027	2,969
Thereafter	57,024
Total minimum lease payments	69,421
Net present value adjustments	(41,849)
Right-of-use lease liabilities	$27,572

Loss Contingencies

In late 2022 and early 2023, 28 putative class action lawsuits were filed against RealPage, Inc., along with over 50 of the largest owners and operators of apartment communities in the country, including the Company (the “RealPage Litigation”), alleging that RealPage and lessors of multifamily residential real estate conspired to artificially inflate the prices of multifamily residential real estate above competitive levels through the use of RealPage’s revenue management software. The plaintiffs are seeking monetary damages and attorneys’ fees and costs and injunctive relief. The Company believes the RealPage Litigation is without merit as it pertains to the Company and plans to vigorously defend the RealPage Litigation. On April 10, 2023, the Joint Panel on Multidistrict Litigation issued an order centralizing the cases in the Middle District of Tennessee for coordinated or consolidated pretrial proceedings. The Company is unable to predict the outcome of the RealPage Litigation given its early stage. While the Company does not believe that the RealPage Litigation will have a material adverse effect on its financial condition, the Company cannot give assurance that the RealPage Litigation will not have a material effect on its results of operations.

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

As of September 30, 2023 and December 31, 2022, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $7.3 million and $10.0 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11. Segment Information

As of September 30, 2023, the Company owned and operated 290 multifamily apartment communities (which does not include development communities under construction) in 15 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Revenues and NOI for each reportable segment for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Same Store
Rental revenues	$508,046	$487,729	$1,507,259	$1,399,445
Other property revenues	2,833	3,122	9,135	9,534
Total Same Store revenues	510,879	490,851	1,516,394	1,408,979
Non-Same Store and Other
Rental revenues	30,985	28,764	89,265	81,295
Other property revenues	178	1,168	562	1,627
Total Non-Same Store and Other revenues	31,163	29,932	89,827	82,922
Total rental and other property revenues	$542,042	$520,783	$1,606,221	$1,491,901
Net Operating Income:
Same Store NOI	$324,745	313,111	$977,120	$903,435
Non-Same Store and Other NOI	18,074	16,249	52,742	45,946
Total NOI	342,819	329,360	1,029,862	949,381
Depreciation and amortization	(146,702)	(136,879)	(424,175)	(404,761)
Property management expenses	(16,298)	(16,262)	(50,317)	(48,429)
General and administrative expenses	(13,524)	(12,188)	(43,329)	(44,091)
Interest expense	(36,651)	(38,637)	(110,655)	(116,663)
(Loss) gain on sale of depreciable real estate assets	(75)	(1)	(61)	131,963
Gain on sale of non-depreciable real estate assets	—	431	54	809
Other non-operating (expense) income	(16,493)	(1,718)	3,966	(19,248)
Income tax benefit (expense)	209	1,256	(3,596)	5,750
Income from real estate joint venture	447	341	1,214	1,129
Net income attributable to noncontrolling interests	(3,000)	(3,392)	(10,633)	(12,025)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders	$109,810	$121,389	$389,564	$441,049

Assets for each reportable segment as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Same Store	$9,575,381	$9,697,889
Non-Same Store and Other	1,510,087	1,370,721
Corporate	296,854	172,555
Total assets	$11,382,322	$11,241,165

12. Real Estate Acquisition and Disposition

During the nine months ended September 30, 2023, the Company acquired a six-acre land parcel in the Orlando, Florida market for approximately $12 million. During the nine months ended September 30, 2023, the Company closed on the disposition of 21 acres of land in the Gulf Shores, Alabama market for gross proceeds of approximately $3 million, resulting in the recognition of a negligible gain on the sale of non-depreciable real estate assets.

In October 2023, MAALP closed on the acquisition of a 323-unit multifamily apartment community located in the Phoenix, Arizona market for approximately $102 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.4% interest as of September 30, 2023. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of September 30, 2023, we owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of September 30, 2023, we had five development communities under construction, and 34 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of September 30, 2023.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities and storm-related expenses related to hurricanes. Additional information regarding the composition of our segments is included in Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Overview of the Three Months Ended September 30, 2023

For the three months ended September 30, 2023, net income available for MAA common shareholders was $109.8 million as compared to $121.4 million for the three months ended September 30, 2022. Revenues for the three months ended September 30, 2023 increased 4.1% as compared to the three months ended September 30, 2022, driven by a 4.1% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2023 increased by 4.1% as compared to the three months ended September 30, 2022, driven by a 4.7% increase in our Same Store segment. The drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended September 30, 2023, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit in our Same Store segment continued to increase from the prior year, up 4.5% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the three months ended September 30, 2023, average physical occupancy for our Same Store segment was 95.7%, as compared to 95.8% for the three months ended September 30, 2022. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the U.S. We have multifamily assets in 39 defined markets, with a presence in approximately 150 submarkets and a mixture of garden-style, mid-rise and high-rise communities. This diversity tends to mitigate exposure to economic issues, including supply and demand factors, in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will perform well in economic up cycles as well as better weather economic down cycles.

Demand for apartments in our markets was solid during the third quarter of 2023, as evidenced by prospect traffic levels and the revenue growth achieved during the quarter. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration over the long term. While our rent growth, occupancy and turnover trends in the third quarter of 2023 were solid, we continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent growth on new leases and renewals than what we achieved in the three and nine months ended September 30, 2023. Current elevated supply levels are impacting rent growth in certain markets of our portfolio. While we expect this pressure to persist for another few quarters, we expect the demand side to continue to be more impactful over the long term. Supply chain and inflationary pressures have driven higher operating expenses during the three and nine months ended September 30, 2023, particularly in personnel, repairs and maintenance and real estate taxes, and this trend may continue going forward.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. However, overall borrowing costs remain at elevated levels and we expect this trend to continue. As of September 30, 2023, all of our outstanding debt borrowings were subject to fixed rates. Our exposure to elevated interest rates will be a result of future variable rate borrowings or refinancing activities.

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

For the three months ended September 30, 2023, we achieved net income available for MAA common shareholders of $109.8 million, a 9.5% decrease as compared to the three months ended September 30, 2022, and total revenue growth of $21.3 million, representing a 4.1% increase in property revenues as compared to the three months ended September 30, 2022. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Property Revenues

The following table reflects our property revenues by segment for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three months ended September 30,
	2023	2022	Increase	% Increase
Same Store	$510,879	$490,851	$20,028	4.1%
Non-Same Store and Other	31,163	29,932	1,231	4.1%
Total	$542,042	$520,783	$21,259	4.1%

The increase in rental revenues for our Same Store segment for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was the primary driver of total property revenue growth. The Same Store segment generated a 4.1% increase in revenues for the three months ended September 30, 2023, primarily the result of average effective rent per unit growth of 4.5% as compared to the three months ended September 30, 2022, partially offset by lower average physical occupancy. The increase in property revenues from the Non-Same Store and Other segment for the three months ended September 30, 2023 as compared to three months ended September 30, 2022 was primarily the result of increased revenues from recently completed development communities and recently acquired communities, partially offset by decreased revenues from recently disposed communities during the year ended December 31, 2022.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three months ended September 30,
	2023	2022	Increase (decrease)	% Increase (decrease)
Same Store	$186,134	$177,740	$8,394	4.7%
Non-Same Store and Other	13,089	13,683	(594)	(4.3)%
Total	$199,223	$191,423	$7,800	4.1%

The increase in property operating expenses for our Same Store segment for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by increases in building repairs and maintenance of $2.1 million, personnel expense of $1.9 million, real estate tax expense of $1.4 million, insurance expense of $1.2 million and utilities expense of $1.1 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2023 was $146.7 million, an increase of $9.8 million as compared to the three months ended September 30, 2022. The increase was primarily driven by the recognition of depreciation expense associated with our recently completed development communities and capital spend activities completed after September 30, 2022 in the normal course of business through September 30, 2023, partially offset by decreased depreciation expense from recently disposed communities during the year ended December 31, 2022.

Other Income and Expenses

Property management expenses for the three months ended September 30, 2023 were $16.3 million, consistent with the three months ended September 30, 2022. General and administrative expenses for the three months ended September 30, 2023 were $13.5 million, an increase of $1.3 million as compared to the three months ended September 30, 2022.

Interest expense for the three months ended September 30, 2023 was $36.7 million, a decrease of $2.0 million as compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease in our average outstanding debt balance during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Other non-operating expense (income) for the three months ended September 30, 2023 was $16.5 million of expense as compared to $1.7 million of expense for the three months ended September 30, 2022, an increase of $14.8 million. The expense for the three months ended September 30, 2023 was driven by $11.3 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $6.6 million of non-cash loss from investments, partially offset by $1.5 million of interest income on cash deposits. The expense for the three months ended September 30, 2022 was driven by $8.2 million of non-cash loss from investments and $0.4 million of non-cash loss related to the fair value adjustment of the embedded derivative, partially offset by $7.0 million in casualty recoveries related to winter storm Uri.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

For the nine months ended September 30, 2023, we achieved net income available for MAA common shareholders of $389.6 million, an 11.7% decrease as compared to the nine months ended September 30, 2022, and total revenue growth of $114.3 million, representing a 7.7% increase in property revenues as compared to the nine months ended September 30, 2022. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Property Revenues

The following table reflects our property revenues by segment for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine months ended September 30,
	2023	2022	Increase	% Increase
Same Store	$1,516,394	$1,408,979	$107,415	7.6%
Non-Same Store and Other	89,827	82,922	6,905	8.3%
Total	$1,606,221	$1,491,901	$114,320	7.7%

The increase in rental revenues for our Same Store segment for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was the primary driver of total property revenue growth. The Same Store segment generated a 7.6% increase in revenues for the nine months ended September 30, 2023, primarily the result of average effective rent per unit growth of 8.7% as compared to the nine months ended September 30, 2022, partially offset by lower average physical occupancy. The increase in property revenues from the Non-Same Store and Other segment for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily the result of increased revenues from recently completed development communities and recently acquired communities, partially offset by decreased revenues from recently disposed communities during the year ended December 31, 2022.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine months ended September 30,
	2023	2022	Increase	% Increase
Same Store	$539,274	$505,544	$33,730	6.7%
Non-Same Store and Other	37,085	36,976	109	0.3%
Total	$576,359	$542,520	$33,839	6.2%

The increase in property operating expenses for our Same Store segment for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by increases in real estate tax expense of $11.2 million, building repairs and maintenance of $6.6 million, personnel expense of $6.3 million, utilities expense of $4.6 million, insurance expense of $2.6 million and office operations expense of $1.5 million.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2023 was $424.2 million, an increase of $19.4 million as compared to the nine months ended September 30, 2022. The increase was primarily driven by the recognition of depreciation expense associated with our recently completed development communities and capital spend activities completed after September 30, 2022 in the normal course of business through September 30, 2023, partially offset by decreased depreciation expense from recently disposed communities during the year ended December 31, 2022.

Other Income and Expenses

Property management expenses for the nine months ended September 30, 2023 were $50.3 million, an increase of $1.9 million as compared to the nine months ended September 30, 2022. General and administrative expenses for the nine months ended September 30, 2023 were $43.3 million, a decrease of $0.8 million as compared to the nine months ended September 30, 2022.

Interest expense for the nine months ended September 30, 2023 was $110.7 million, a decrease of $6.0 million as compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease in our average outstanding debt balance during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, we did not dispose of any apartment communities. For the nine months ended September 30, 2022, we disposed of two apartment communities, resulting in gains on sale of depreciable assets of $132.0 million.

Other non-operating expense (income) for the nine months ended September 30, 2023 was $4.0 million of income as compared to $19.2 million of expense for the nine months ended September 30, 2022, an increase of $23.2 million. The income for the nine months ended September 30, 2023 was driven by $3.0 million of interest income, $1.0 million of miscellaneous income, and $0.7 million of non-cash gain from investments, partially offset by $1.9 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. The expense for the nine months ended September 30, 2022 was driven by $39.3 million of non-cash loss from investments and $10.4 million of non-cash loss related to the fair value adjustment of the embedded derivative, partially offset by $29.2 million in casualty recoveries related to winter storm Uri.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO attributable to common shareholders and unitholders and Core FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2023 and 2022, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income available for MAA common shareholders	$109,810	$121,389	$389,564	$441,049
Depreciation and amortization of real estate assets	145,278	135,023	419,532	399,366
Loss (gain) on sale of depreciable real estate assets	75	1	61	(131,963)
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	153	156	456	466
Net income attributable to noncontrolling interests	3,000	3,392	10,633	12,025
FFO attributable to common shareholders and unitholders	258,316	259,961	820,246	720,943
Loss on embedded derivative in preferred shares (1)	11,250	425	1,863	10,364
Gain on sale of non-depreciable real estate assets	—	(431)	(54)	(809)
Loss (gain) on investments, net of tax (1) (2)	5,166	6,470	(603)	31,036
Casualty related charges (recoveries), net (1) (3)	217	(7,046)	588	(29,171)
(Gain) loss on debt extinguishment(1)	(57)	47	(57)	47
Legal costs and settlements, net (1)	—	—	(1,600)	535
COVID-19 related costs (1)	—	60	—	502
Mark-to-market debt adjustment (4)	—	19	(25)	90
Core FFO attributable to common shareholders and unitholders	$274,892	$259,505	$820,358	$733,537
(1)
Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)
For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2022, loss on investments is presented net of tax benefit of $1.4 million, $1.7 million and $8.3 million, respectively. For the nine months ended September 30, 2023, gain on investments is presented net of tax expense of $0.1 million.
(3)
For the three and nine months ended September 30, 2022, we recognized gains of $7.2 million and $27.6 million, respectively, from the receipt of insurance proceeds that exceeded our casualty losses related to winter storm Uri.
(4)
Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO attributable to common shareholders and unitholders for the three months ended September 30, 2023 was $274.9 million, an increase of $15.4 million as compared to the three months ended September 30, 2022, primarily as a result of an increase in property revenues of $21.3 million and a decrease in interest expense of $2.0 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $7.8 million.

Core FFO attributable to common shareholders and unitholders for the nine months ended September 30, 2023 was $820.4 million, an increase of $86.8 million as compared to the nine months ended September 30, 2022, primarily as a result of an increase in property revenues of $114.3 million and a decrease in interest expense of $6.0 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $33.8 million.

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

EBITDAre is composed of EBITDA adjusted for the gain or loss on sale of depreciable assets and adjustments to reflect our share of EBITDAre of an unconsolidated affiliate. As an owner and operator of real estate, management considers EBITDAre to be an important measure of performance from core operations because EBITDAre does not include various expense items that are not indicative of operating performance. While our definition of EBITDAre is in accordance with NAREIT’s definition, it may differ from the methodology utilized by other REITs to calculate EBITDAre and, accordingly, may not be comparable to such other REITs. EBITDAre should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

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

The following table presents a reconciliation of unsecured notes payable and secured notes payable to net debt as of September 30, 2023 and December 31, 2022, as we believe unsecured notes payable and secured notes payable, combined, is the most directly comparable GAAP measure (dollars in thousands):

	September 30, 2023	December 31, 2022
Unsecured notes payable	$4,034,153	$4,050,910
Secured notes payable	360,110	363,993
Total debt	4,394,263	4,414,903
Cash and cash equivalents	(161,897)	(38,659)
1031(b) exchange proceeds included in Restricted cash (1)	—	(9,186)
Net debt	$4,232,366	$4,367,058
(1)
Included in Restricted cash in the Condensed Consolidated Balance Sheets.

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the trailing twelve months ended September 30, 2023 and December 31, 2022, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Twelve Months Ended
	September 30, 2023	December 31, 2022
Net income	$601,899	$654,776
Depreciation and amortization	562,412	542,998
Interest expense	148,739	154,747
Income tax expense (benefit)	3,138	(6,208)
EBITDA	1,316,188	1,346,313
Gain on sale of depreciable real estate assets	(82,738)	(214,762)
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,349	1,357
EBITDAre	1,234,799	1,132,908
Loss on embedded derivative in preferred shares (1)	12,606	21,107
Gain on sale of non-depreciable real estate assets	(54)	(809)
Loss on investments (1)	5,322	45,357
Casualty related recoveries, net (1) (2)	(171)	(29,930)
(Gain) loss on debt extinguishment (1)	(57)	47
Legal costs and settlements, net (1)	6,400	8,535
COVID-19 related costs (1)	73	575
Adjusted EBITDAre	$1,258,918	$1,177,790
(1)
Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)
For the twelve months ended September 30, 2023 and December 31, 2022, we recognized a gain of $1.4 million and $29.0 million, respectively, from the receipt of insurance proceeds that exceeded our casualty losses related to winter storm Uri.

Our net debt to Adjusted EBITDAre ratio as of September 30, 2023 was 3.4x, as compared to a ratio of 3.7x as of December 31, 2022. The change in the ratio was primarily due to an increase of $81.1 million in Adjusted EBITDAre for the trailing twelve months ended September 30, 2023 as compared to the trailing twelve months ended December 31, 2022 and a decrease of $134.7 million in comparing net debt as of September 30, 2023 to net debt as of December 31, 2022. The increase in Adjusted EBITDAre was primarily due to an increase in property revenues, partially offset by an increase in property operating expenses, while the decrease in net debt was primarily due to an increase in cash and cash equivalents.

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

As of September 30, 2023, we had $1.4 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $872.3 million for the nine months ended September 30, 2023 as compared to $807.3 million for the nine months ended September 30, 2022. The increase in operating cash flows was primarily driven by our operating performance.

Cash Flows from Investing Activities

Net cash used in investing activities was $428.5 million for the nine months ended September 30, 2023 as compared to $414.6 million for the nine months ended September 30, 2022. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		Increase (Decrease)
	2023	2022	in Net Cash
Purchases of real estate and other assets	$(12,450)	$(252,628)	$240,178
Capital improvements and other	(261,069)	(219,221)	(41,848)
Development costs	(151,145)	(124,262)	(26,883)
Contributions to affiliates	(7,505)	(11,100)	3,595
Proceeds from real estate asset dispositions	2,948	165,827	(162,879)
Net proceeds from insurance recoveries	680	26,385	(25,705)

The decrease in cash outflows for purchases of real estate and other assets was driven by the nature of the real estate assets acquired during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. We acquired one land parcel during the nine months ended September 30, 2023 as compared to two apartment communities and three land parcels during the nine months ended September 30, 2022. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment activities and increased reconstruction-related capital expenditures during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in cash outflows for development costs was primarily driven by increased development activity during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in cash outflows for contributions to affiliates was driven by a lesser amount of investments made in the technology-focused limited partnerships during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in cash inflows from proceeds from real estate asset dispositions resulted from the disposition of one land parcel during the nine months ended September 30, 2023 as compared to the disposition of two multifamily communities and two land parcels during the nine months ended September 30, 2022. The decrease in cash inflows from net proceeds from insurance recoveries was driven by less insurance reimbursement received for storm-related casualty claims during the nine months ended September 30, 2023 as compared to the insurance reimbursements received for storm-related casualty claims during the nine months ended September 30, 2022.

Cash Flows from Financing Activities

Net cash used in financing activities was $329.4 million for the nine months ended September 30, 2023 as compared to $469.7 million for the nine months ended September 30, 2022. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		(Decrease) Increase
	2023	2022	in Net Cash
Net (payments of) proceeds from commercial paper	$(20,000)	$125,000	$(145,000)
Principal payments on notes payable	(3,861)	(126,043)	122,182
Payment of deferred financing costs	—	(5,473)	5,473
Distributions to noncontrolling interests	(13,266)	(10,968)	(2,298)
Dividends paid on common shares	(488,354)	(395,258)	(93,096)
Proceeds from issuances of common shares	204,743	761	203,982
Acquisition of noncontrolling interests	—	(43,070)	43,070
Net change in other financing activities	(5,945)	(11,929)	5,984

The increase in cash outflows related to net change in commercial paper resulted from the $20.0 million repayment of our commercial paper borrowings during the nine months ended September 30, 2023 as compared to the net borrowings of $125.0 million on our commercial paper program during the nine months ended September 30, 2022. The decrease in cash outflows from principal payments on notes payable primarily resulted from the retirement of $3.0 million of a secured property mortgage prior to its maturity during the nine months ended September 30, 2023 as compared to the retirement of $125.0 million of unsecured senior notes during the nine months ended September 30, 2022. The decrease in cash outflows related to payment of deferred financing costs resulted from no new deferred financing costs during the nine months ended September 30, 2023 as compared to the closing costs of $5.5 million during the nine months ended September 30, 2022 related to the amendment of our unsecured revolving credit facility. The increase in cash outflows from distributions to noncontrolling interests and dividends paid on common shares primarily resulted from the increase in the dividend rate to $4.200 per share during the nine months ended September 30, 2023 as compared to the dividend rate of $3.425 per share during the nine months ended September 30, 2022. The increase in cash inflows related to the proceeds from issuances of common shares resulted from the proceeds from the settlement of two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23 during the nine months ended September 30, 2023. The decrease in cash outflows from the acquisition of noncontrolling interests resulted from the acquisition of the noncontrolling interest of a consolidated real estate entity for $43.1 million during the nine months ended September 30, 2022. The decrease in cash outflows from the net change in other financing activities was primarily driven by fewer shares of MAA’s common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Debt

The following schedule reflects our outstanding debt as of September 30, 2023 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,050,000	5.6	3.4%
Debt issuance costs, discounts, premiums and fair market value adjustments	(15,847)
Total unsecured debt	$4,034,153	5.6	3.4%
Secured debt
Fixed rate property mortgages	$363,293	25.3	4.4%
Debt issuance costs	(3,183)
Total secured debt	$360,110	25.3	4.4%
Total debt	$4,394,263	7.2	3.4%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of September 30, 2023 (dollars in thousands):

	Commercial Paper & Revolving Credit Facility⁽¹⁾⁽²⁾	Senior Notes	Property Mortgages	Total
2023	$—	$349,986	$—	$349,986
2024	—	399,455	—	399,455
2025	—	398,355	—	398,355
2026	—	297,780	—	297,780
2027	—	597,138	—	597,138
2028	—	397,151	—	397,151
2029	—	558,082	—	558,082
2030	—	297,802	—	297,802
2031	—	445,481	—	445,481
2032	—	—	—	—
Thereafter	—	292,923	360,110	653,033
Total	$—	$4,034,153	$360,110	$4,394,263
(1)
As of September 30, 2023, no borrowings were outstanding under MAALP’s unsecured commercial paper program. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the three months ended September 30, 2023, there were no daily borrowings outstanding under the commercial paper program.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of September 30, 2023.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of September 30, 2023 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2023	$349,986	4.2%
2024	399,455	4.0%
2025	398,355	4.2%
2026	297,780	1.2%
2027	597,138	3.7%
2028	397,151	4.2%
2029	558,082	3.7%
2030	297,802	3.1%
2031	445,481	1.8%
2032	—	—
Thereafter	653,033	3.8%
Total	$4,394,263	3.4%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP has entered into an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of September 30, 2023, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of September 30, 2023, there were no borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of September 30, 2023, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding.

In October 2023, MAALP retired $350.0 million of publicly issued unsecured senior notes at maturity using available cash on hand and borrowings under the commercial paper program.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of September 30, 2023, MAALP had $363.3 million of secured property mortgages outstanding.

In July 2023, MAALP retired $3.0 million remaining on a mortgage associated with an apartment community prior to its June 2025 maturity.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of September 30, 2023, MAA owned 116,686,730 OP Units, comprising a 97.4% limited partnership interest in MAALP, while the remaining 3,147,780 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,147,780 shares of its common stock that, as of September 30, 2023, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. In January 2023, MAA settled its two forward sale agreements with respect to the total of 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million. We have primarily used these proceeds to fund our development and redevelopment activities.

The Company has entered into an equity distribution agreement to establish an at-the-market, or ATM, share offering program, which allows MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the nine months ended September 30, 2023 and 2022, MAA did not sell any shares of common stock under its ATM program. As of September 30, 2023, there were 4.0 million shares remaining under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of September 30, 2023, we had $396.3 million of outstanding debt obligations that will mature in the year ending December 31, 2023, including the $350.0 million of publicly issued unsecured senior notes retired in October 2023, and we were obligated to make $46.3 million of additional interest payments on fixed rate debt obligations in the year ending December 31, 2023. For a schedule of the maturity dates of our outstanding debt beyond 2023, see the “Liquidity and Capital Resources - Debt” section above. As of September 30, 2023, we also had obligations to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of September 30, 2023, we had committed to make additional capital contributions totaling up to $37.7 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of September 30, 2023, we had five development communities under construction totaling 1,970 apartment units once complete. Total expected costs for the five development projects are $642.7 million, of which $346.3 million had been incurred through September 30, 2023. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2023, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2022. We expect to have additional development projects in the future.

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

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the three and nine months ended September 30, 2023, we experienced inflationary pressures that drove higher operating expenses, primarily in real estate taxes, building repairs and maintenance and personnel expenses.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023, for discussions of our critical accounting estimates. During the three months ended September 30, 2023, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of September 30, 2023, 22.2% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and, from time to time, interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of September 30, 2023, 100.0% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
July 1, 2023 - July 31, 2023	—	$—	—	4,000,000
August 1, 2023 - August 31, 2023	154	$145.21	—	4,000,000
September 1, 2023 - September 30, 2023	—	$—	—	4,000,000
Total	154		—	4,000,000
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses any director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company who adopted any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) during quarter ended September 30, 2023. Each of these Rule 10b5-1 trading arrangements was adopted during an open trading window.

NAME	TITLE	ADOPTION DATE	START DATE	END DATE	NATURE OF TRADING ARRANGEMENT	AGGREGATE NUMBER OF SECURITIES	ARRANGEMENT TYPE
H.Eric Bolton, Jr.	CEO and Chairman of the Board of Directors	9/13/2023	1/8/2024	4/30/2024	Sale of shares of common stock	100% of net shares from vesting of restricted stock awards (gross vesting quantity: 16,416 shares)(1)	10b5-1 Plan(2)
Melanie Carpenter	EVP, Chief Human Resources Officer	9/13/2023	1/8/2024	4/30/2024	Sale of shares of common stock	100% of net shares from vesting of restricted stock awards (gross vesting quantity: 1,696 shares)(1)	10b5-1 Plan(2)
Robert J. DelPriore	EVP, Chief Administrative Officer and General Counsel	9/13/2023	1/8/2024	1/31/2024	Sale of shares of common stock	Lesser of 5,860 shares or the number of shares necessary to generate gross proceeds of $1,000,000	10b5-1 Plan(2)
Timothy Argo	EVP, Chief Strategy and Analysis Officer	9/13/2023	1/8/2024	4/30/2024	Sale of shares of common stock	30% of net shares from vesting of restricted stock awards (gross vesting quantity: 1,136 shares)(1)	10b5-1 Plan(2)
(1)
Net shares are net of tax withholding.
(2)
Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

During quarter ended September 30, 2023, no director or officer of the Company terminated a Rule 10b5-1 trading arrangement.

Non-Rule 10b5-1 Trading Arrangements

During quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 26, 2023	By:	/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 26, 2023		/s/ A. Clay Holder
A. Clay Holder
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)