Form 10-K
period 2023-12-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2024-02-09
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the 70,492,194 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $10.7 billion based on the closing price of $151.86 as reported on the New York Stock Exchange on June 30, 2023. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 6, 2024, there were 116,715,633 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 21, 2024 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2023.

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2023 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders.”

As of December 31, 2023, MAA owned 116,694,124 OP Units (97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Forward-Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this Annual Report on Form 10-K may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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
•
inability to obtain appropriate insurance coverage at reasonable rates, or at all, losses due to uninsured risks, deductibles and self-insured retentions, or losses from catastrophes in excess of coverage limits;
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
•
extreme weather and natural disasters;
•
disease outbreaks and other public health events, and measures that are taken by federal, state and local governmental authorities in response to such outbreaks and events;
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

PART I

Item 1. Business.

Overview

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2023, we maintained full or partial ownership of apartment communities, including communities currently in development, across 16 states and the District of Columbia, summarized as follows:

Multifamily	Communities (1)		Units
Consolidated	295	(2)	100,625	(3)
Unconsolidated	1		269
Total	296		100,894
(1)
As of December 31, 2023, 34 of the Company’s apartment communities included retail components.
(2)
Number of communities includes five communities under development as of December 31, 2023.
(3)
Number of units excludes development units not yet delivered as of December 31, 2023.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 116,694,124 OP Units, comprising a 97.4% partnership interest in the Operating Partnership as of December 31, 2023. MAA and MAALP were formed in Tennessee in 1993.

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

Acquisitions and Development

Our external growth strategy is to acquire existing apartment communities, utilize our internal development team to develop our own apartment communities and partner with select developers to develop apartment communities that we will own completely after stabilization, which we refer to as a pre-purchase transaction. Acquisitions and development, along with dispositions, help us achieve and maintain our desired product mix, geographic diversification and asset allocation. Portfolio growth allows for maximizing the efficiency of the existing management and overhead structure. We have extensive experience in the acquisition and development of apartment communities. We will continue to evaluate opportunities that arise, and we will utilize this strategy to increase our number of apartment communities in strong and growing markets.

We acquired the following properties during the year ended December 31, 2023:

Multifamily Acquisitions	Market	Units	Date Acquired
MAA Central Ave	Phoenix, AZ	323	October 2023
MAA Optimist Park	Charlotte, NC	352	November 2023

Land Acquisitions	Market	Acres	Date Acquired
MAA Packing District II	Orlando, FL	6	February 2023
MAA Nixie	Raleigh, NC	0.4	November 2023

Development activities may be conducted through wholly-owned entities or through joint ventures with our pre-purchase transaction partners. Typically, fixed price construction contracts are signed with unrelated parties to minimize construction risk. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. During the year ended December 31, 2023, we incurred $198.2 million in development costs and completed one development project.

The following multifamily projects were under development as of December 31, 2023 (dollars in thousands):

Project	Market	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
Novel Daybreak (1)	Salt Lake City, UT	400	196	$91,620	$99,450	$249	3rd Quarter 2024
Novel Val Vista (1)	Phoenix, AZ	317	3	71,227	79,800	252	4th Quarter 2024
MAA Milepost 35	Denver, CO	352	3	92,980	125,000	355	4th Quarter 2024
MAA Nixie	Raleigh, NC	406	—	45,932	145,500	358	3rd Quarter 2025
MAA Breakwater	Tampa, FL	495	—	89,851	197,500	399	4th Quarter 2025
Total		1,970	202	$391,610	$647,250
(1)
This pre-purchase multifamily community development is being developed through a joint venture with a local developer. We own 80% of the joint venture that owns this property.

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional equity or debt capital. In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual properties, considering the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2023, we disposed of one land parcel totaling approximately 21 acres.

Property Redevelopment and Repositioning Activity

We focus on both interior unit upgrades and property amenity and common area upgrades above and beyond routine capital upkeep on our apartment communities that we believe have the ability to support additional rent growth. During the year ended December 31, 2023, we renovated the kitchen and bathroom of 6,858 apartment units at an average cost of $6,453 per apartment unit, achieving average rental rate increases of 7.1% above the normal market rate for similar but non-renovated apartment units.

We have installed smart home technology (unit entry locks, mobile control of lights and thermostat and leak monitoring) at many of our apartment communities in order to provide additional resident value and increase rent growth. During the year ended December 31, 2023, we installed smart devices in 21,159 apartment units at an average cost of $1,533 per apartment unit and a projected average monthly rent increase of approximately $20 per unit upon lease renewal or unit turnover. As of December 31, 2023, we have completed installation of smart home technology at more than 90% of our existing apartment units and are employing smart home technology in all of our new developments.

Separately, we continued our property repositioning program to upgrade and reposition the amenity and common areas at certain of our apartment communities. The program includes targeted plans to move all apartment units at such apartment communities to higher rents. For the year ended December 31, 2023, we spent $17.0 million on this program.

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

Human Capital

As of December 31, 2023, we employed 2,427 associates. Our associates’ time, energy, creativity and passion are essential to our continued success as a company. With respect to our workforce, we focus on driving diversity and inclusion, providing market-competitive pay and benefits to support our associates’ well-being, encouraging our associates’ growth and development, fostering associate engagement and protecting our associates’ health and safety.

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

We recruit from a diverse range of sources including historically Black colleges and universities as well as technical/trade schools. As of December 31, 2023, ethnic/cultural minorities represented approximately 53% of our workforce, 42% of our collective corporate, regional and property leadership positions and 50% of our associates promoted during the year ended December 31, 2023. Also, as of December 31, 2023, females represented approximately 46% of our workforce, 56% of our collective corporate, regional and property leadership positions and 53% of our associates promoted during the year ended December 31, 2023. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

Well-being and Development

We take a comprehensive approach to supporting our associates’ physical and emotional health as well as their financial and professional well-being. Our associates are eligible for many benefit plans and programs for which we pay part or all of the cost, such as medical, dental and vision insurance, life and disability insurance, various wellness programs and an employee assistance program. In addition, we offer several supplemental and voluntary benefit plans, paid sick leave, paid vacation and other paid time off benefits to support our associates’ overall well-being. We strive to maintain an equitable compensation program for performance, designed to reward competitive levels of compensation based on employee contributions, performance and qualifications. We offer a 401(k) savings plan with an employer match as well as educational support for savings strategies. We also offer discounted rent to associates, parental leave and financial assistance with adoption expenses as well as grant up to three scholarships for associates’ dependents each year. Our training and development programs are designed to provide continuous learning for associates in the flow of their workday. Additionally, we encourage and provide financial assistance to our eligible associates to seek education and certification outside of the company through both apartment associations and accredited educational institutions. We encourage our associates to “embrace opportunities” including developing skills and knowledge needed for increased responsibilities as they promote within the company.

Communication and Engagement

We place an emphasis on communication to ensure associates feel informed and connected as an organization. We utilize a variety of communication channels to provide associates with timely information that is relevant to their role in the company, to company-wide initiatives and their professional interests. We also believe the best way to gain in-depth insight into how associates feel about working at MAA is to provide regular, frequent, and trusted opportunities to safely share feedback. From there, we are able to develop and continuously improve our work environment to enhance job satisfaction. We regularly conduct surveys with all associates to measure associate engagement and capture topical feedback to guide current programs, projects and progress. We are also driven to prove that we are listening, and that real action and improvements are executed as a result. Lastly, we conduct an annual review process to provide an opportunity for each associate to build mutual understanding with leadership, gain self-discovery and learn about possible avenues for growth. We encourage a work environment where ideas, problems and solutions can be discussed with immediate managers and other management personnel.

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

We intend to target our total debt, net of cash held, to a range of approximately 30% to 36% of our adjusted total assets (as defined in the covenants for the bonds issued by MAALP). Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our total debt to 60% or less of our adjusted total assets. As of December 31, 2023, our total debt was 27.8% of our adjusted total assets.

We intend to target the ratio of our net debt to Adjusted EBITDAre to a range of 4.5x to 5.5x. We monitor our debt levels to a ratio of net debt to Adjusted EBITDAre in order to maintain our investment grade credit ratings. We believe this is an important factor in the management of our debt levels to maintain an optimal capital structure, and it is also considered in the assignment of our credit ratings. Adjusted EBITDAre is measured on a trailing twelve-month basis. As of December 31, 2023, our net debt to Adjusted EBITDAre ratio was 3.6x. For additional information on net debt and Adjusted EBITDAre, including reconciliations of the most directly comparable U.S. generally accepted accounting principles, or GAAP, measures to both net debt and Adjusted EBITDAre, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Non-GAAP Financial Measures - Net Debt, EBITDA, EBITDAre, and Adjusted EBITDAre” in this Annual Report on Form 10-K.

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

Government Regulations

We must own, operate, manage, acquire, develop and redevelop our properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or are subject to limited judicial or regulatory interpretations. These laws and regulation include landlord-tenant laws, employment laws, antitrust and other competition laws, laws benefitting disabled persons, privacy laws, tax laws, environmental laws, zoning laws, building codes and other laws regulating housing or that are generally applicable to our business and operations. Noncompliance with laws and regulations could expose us to liability, such as the imposition of fines by the government or the award of damages to private litigants, and could require us to make significant unanticipated expenditures, such as making modifications to our existing apartment communities or increasing construction costs for development communities. Compliance with the various laws and regulations we are subject to did not have a material effect on our capital expenditures, results of operations and competitive position for the year ended December 31, 2023 as compared to prior periods.

For additional information, see “Risk Factors – Environmental problems are possible and can be costly” and “Risk Factors – Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties” in this Annual Report on Form 10-K.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. For the year ended December 31, 2023, MAA paid total distributions of $5.600 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement.

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

General economic conditions in the U.S. have fluctuated significantly in recent quarters with the U.S. experiencing negative macroeconomic conditions such as inflationary and labor market concerns. Unfavorable market and economic conditions may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of properties on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility, inflationary conditions and uncertainty about the future. Some of our major expenses generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our properties would cause us to have less cash available to make payments on our debt and to make distributions, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues and/or the value of our properties include the following, among others:

•
downturns in global, national, regional and local economic conditions, particularly increases in unemployment;
•
declines in mortgage interest rates and home pricing, making alternative housing options more affordable;
•
government or builder incentives with respect to home ownership, making alternative housing options more attractive;
•
local real estate market conditions, including oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;
•
declines in the financial condition of our residents or commercial tenants, which may make it more difficult for us to collect rents from some residents or commercial tenants;
•
declines in market rental rates;
•
declines in household formation; and
•
increases in operating costs, if these costs cannot be passed through to our residents or commercial tenants.

Failure to generate sufficient cash flow could limit our ability to make payments on our debt and to make distributions.

Our ability to make payments on our debt and to make distributions depends on our ability to generate cash flow in excess of operating costs and capital expenditure requirements and/or to have access to the markets for debt and equity financing. Our funds from operations may be insufficient because of factors that are beyond our control. Such factors could include:

•
weakness in the general economy, which lowers job growth and the associated demand for apartment housing;
•
competition from other apartment communities or alternative housing options (including condominiums and single-family houses for rent or sale);
•
overbuilding of new apartments or oversupply of available apartments or alternative housing options in our markets, which might adversely affect occupancy or rental rates and/or require rent concessions in order to lease apartments;
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
•
other changes in laws, including tax laws and housing laws;
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

At times, we have relied on external funding sources to fully fund the payment of distributions to shareholders and our capital investment program, including our property developments. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant and sustained deterioration in operations could result in our financial resources being insufficient to make payments on our debt and to make distributions at the current rate, in which event we would be required to reduce the distribution rate. Any decline in our funds from operations could adversely affect our ability to make distributions or to meet our loan covenants and could have a material adverse effect on our stock price or the trading price of our debt securities.

We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the multifamily sector or other economic factors.

As of December 31, 2023, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing will have more pronounced effects on our results of operations and on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the U.S.; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2023, approximately 41.4% of our portfolio (based on the number of completed apartment units) was located in our top five markets: Atlanta, Georgia; Dallas, Texas; Austin, Texas; Charlotte, North Carolina; and Orlando, Florida. In addition, our overall operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the U.S. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative housing options. In particular, our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

Substantial competition may adversely affect our revenues and limit our acquisition and development opportunities.

There are numerous alternative housing options within the market area of each of our communities that compete with us for residents, including other apartment communities, condominiums and single-family homes. Competitive housing in a particular area, particularly new supply (and especially during early lease up efforts), could adversely affect our ability to retain residents, rent our apartments and increase or maintain rents, which could materially adversely affect our results of operations and financial condition. Similarly, some of our competitors may have loan covenants or fund requirements that encourage decisions on occupancy targets or rental rates that vary from decisions based on market conditions, which could require us to react in ways that may affect our strategy or negatively affect our performance.

We also face competition from other businesses for acquisition and development opportunities. The activities of these competitors could cause us to pay higher prices for new properties than we otherwise would have paid or may prevent us from purchasing desired properties at all, which could have a material adverse effect on us and our ability to make payments on our debt and to make distributions.

Failure to succeed in new markets may have adverse consequences on our performance.

We may make acquisitions or pursue developments outside of our existing market areas if appropriate opportunities arise. Our historical experience in our existing markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions and local economies, an inability to identify appropriate acquisition or development opportunities, an inability to hire and retain key personnel and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Environmental problems are possible and can be costly.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to properly remediate, hazardous or toxic substances or petroleum product releases may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real property for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real property, we may be considered an owner or operator of such apartment communities or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

Our current policy is to obtain a Phase I environmental study on each apartment community that we seek to acquire or develop, which generally does not involve invasive techniques such as soil or ground water sampling, and to proceed accordingly. However, there can be no assurance that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future apartment communities will reveal:

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

Many of our apartment communities are located along or near coastal areas that have historically been subject to the risk of extreme weather events. To the extent climate change causes changes in weather patterns, areas where many of our communities are located could experience more frequent and intense extreme weather events and rising sea levels, which may cause significant damage to our properties, disrupt our operations and adversely impact our residents. Over time, such conditions could result in reduced demand for housing in areas where our communities are located and increased costs related to further developing our communities to mitigate the effects of climate change or repairing damage related to the effects of climate change that may or may not be fully covered by insurance. Likewise, such conditions also may negatively impact the types, pricing and terms of insurance we are able to procure.

Changes in federal, state and local laws and regulations on sustainable buildings could result in increased operating costs and/or capital expenditures to improve the energy efficiency of our existing communities and could also require us to spend more on our new development communities without a corresponding increase in rental revenues. For example, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements could increase the costs of maintaining or improving our existing communities (for example by requiring retrofits of existing communities to improve their energy efficiency and/or resistance to inclement weather) and developing new communities without creating corresponding increases in rental revenues, which would have an adverse impact on our operating results.

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

In addition, with respect to acquisitions, we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate those apartment communities or personnel would result in inefficiencies that could adversely affect our expected return on our investments. Likewise, we may acquire properties that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes or other legal requirements. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown liabilities or conditions, and we may be obligated to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results.

Our implementation of long-standing succession planning could have adverse effects.

To reduce the risk of disruption from the planned retirement and unexpected departure of long-term employees and board members, we engage in succession planning to identify and develop in-house candidates for leadership and key executive positions within the company, recruit talented associates to fill areas of expertise needed within the company, and continually assess the needs of MAA’s Board of Directors to ensure stable governance of the company. In the last two years, we have transformed our executive team by elevating internal candidates to the offices of President, Chief Financial Officer, Chief Administrative Officer, Chief Strategy and Analysis Officer and Chief Technology and Innovation Officer. In addition, at the 2023 annual meeting of MAA’s shareholders, we added three new members to MAA’s Board of Directors. Such significant changes over a relatively short period of time could result in unintended negative effects, such as creating employee dissatisfaction that could affect retention of key employees or impacting short-term strategic initiatives, which could adversely affect our business.

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

As of December 31, 2023, we had five development communities under construction representing 1,970 units once complete. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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

•
when we sell apartment communities that we developed or renovated, we may be subject to warranty or construction defects that are uninsured or exceed the limit of our insurance;
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

Increasing real estate taxes, utilities and insurance premiums, as well as changes in the terms and conditions of our insurance policies, may negatively impact operating results.

As a result of our substantial real estate holdings, the cost of real estate taxes, utilities and insuring our apartment communities is a significant component of expense. Real estate taxes, utilities and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. For example, the current and potential impacts of climate change and the increased risk of extreme weather events and natural disasters have caused significant increases in our property insurance premiums and may adversely affect the availability and terms of coverage in the future. Additionally, “social inflation” has resulted in the cost of general liability claims increasing at a rate well above general economic inflation due to a trend in increasing litigation costs related to unpredictable jury verdicts for plaintiffs seeking large monetary relief for their injuries. Premises liability is of particular concern for multifamily apartment owners. In general, these factors have put pressure on insurance premiums and contributed to an inability to obtain appropriate insurance coverage at reasonable rates without the assumption of increasingly higher levels of self-retained risk. If the costs associated with real estate taxes, utilities and insurance premiums should rise, without being offset by a corresponding increase in rental revenues or (in the case of insurance) strategic self-retention of risk, our results of operations could be negatively impacted, and our ability to make payments on our debt and to make distributions could be adversely affected.

Short-term leases expose us to the effects of declining market rents, and we may be unable to renew leases or relet units as leases expire.

Our apartment leases are generally for a term of approximately one year. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation as our leases allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. However, since our leases typically permit the residents to leave at the end of the lease term without penalty, our revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our financial condition and results of operations may be adversely affected.

We rely on information technology systems in our operations, and any breach or security failure of those systems could materially adversely affect our business, financial condition, results of operations and reputation.

We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing and property management activities, and we collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our residents, prospective residents and employees in connection with providing business services to us, including web hosting, property management, leasing, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. As described in more detail under the heading "Cybersecurity" in this Annual Report on Form 10-K, we take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information. However, we face risks associated with breaches or security failures of the information technology systems on which we rely, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the internet, malware, computer viruses or employee error or misconduct. This risk of a data breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts involving Russia, Belarus, Ukraine, Israel and other countries in the Middle East.

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

We must own, operate, manage, acquire, develop and redevelop our properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or are subject to limited judicial or regulatory interpretations. These laws and regulations include landlord-tenant laws, employment laws, laws benefitting disabled persons, antitrust and other competition laws, privacy laws, tax laws, environmental laws, zoning laws, building codes and other laws regulating housing or that are generally applicable to our business and operations. Noncompliance with laws and regulations could expose us to liability, such as the imposition of fines by the government or the award of damages to private litigants, and could require us to make significant unanticipated expenditures, such as making modifications to our existing apartment communities or increasing construction costs for development communities.

As our industry becomes increasingly regulated, we do not know whether the legal requirements we are subject to will change or whether new requirements will be imposed. For example, there are legislative efforts underway at the local, state and federal levels related to tenant screening limitations, affordable housing mandates, increased eviction notice periods, mandatory alternative dispute resolution and access to legal counsel for unrepresented tenants. Likewise, we have seen an increase in governments implementing, considering or being urged by tenant advocacy groups to consider rent control or rent stabilization laws and regulations and other tenants’ rights laws and regulations. New or changed legal requirements implemented in the markets in which we operate could require us to make significant unanticipated expenditures and limit our ability to recover increases in operating expenses, impose limitations on our ability to charge market rents, increase rents or charge certain fees, impose limitations on our ability to enforce remedies for the failure to pay rent or otherwise adversely impact our operations. Therefore, any such new or changed legal requirements could have a significant adverse impact on our results of operations and the value of our properties.

Legal proceedings that we become involved in from time to time could adversely affect our business.

As an owner, operator and developer of multifamily apartment communities, we may become involved in various legal proceedings, including, proceedings related to commercial, development, employment, competition, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit. As described in more detail in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K, we are currently a defendant, among other companies, in lawsuits filed by plaintiffs individually and on behalf of a purported class of plaintiffs alleging that RealPage, Inc. and lessors of multifamily residential real estate, including us, conspired to artificially inflate the prices of multifamily residential real estate above competitive levels.

Legal proceedings, if decided adversely to or settled by us, and not covered by insurance, could result in liability material to our financial condition, results of operations or cash flows. Likewise, regardless of outcome, legal proceedings could result in substantial costs and expenses, result in operational changes in our business, affect the availability or cost of some of our insurance coverage and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, any pending or future legal proceedings to which we become subject. In addition, other multifamily apartment owners could become involved in legal proceedings, the outcome of which could affect the way we conduct our business.

Extreme weather or natural disasters may cause significant damage to our properties.

Many of our apartment communities are located in areas that may be subject to extreme weather and natural disasters, such as floods, tornados, hurricanes and earthquakes, the likelihood or frequency of which events could increase in part based on the impact of climate change. Such events may cause significant damage to our properties, disrupt our operations, and adversely impact our residents and rental revenue. There can be no assurances that such conditions will not have a material adverse effect on our properties, operations or business.

We may incur losses that are not covered by our insurance.

We have a comprehensive insurance program covering our properties and operations with limits of liability, deductibles and self-insured retentions that we negotiated with our insurance carriers. While we believe the terms and insured limits of these policies are appropriate for our business, there are certain types of losses, generally of a catastrophic nature, such as losses due to environmental matters, extreme weather or natural disasters, that are uninsurable or not economically insurable, or that may be insured subject to limitations, and therefore may be uninsured. We exercise our discretion in determining amounts, coverage limits, deductibles and self-insured retention provisions of our insurance, with a view to maintaining what we believe is appropriate insurance at a reasonable cost and on suitable terms.

Despite our insurance coverage, we may incur material losses due to uninsured risks, deductibles, self-insured retentions and/or losses in excess of coverage limits. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or current replacement cost of our lost investment or any settlement, fine or judgment against us resulting from legal proceedings. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, certain casualties or losses incurred may expose us in the future to higher insurance premiums.

We insure our properties and operations with insurance carriers that we believe have a good rating at the time our policies are put into effect. However, the financial condition of one or more of our insurance carriers may be negatively impacted, which would result in their inability to cover the full amount of any insured losses for which we submit a claim. Any such inability to pay future claims could have an adverse impact on our operating results. In addition, the failure, or exit or partial exit from an insurance market, of one or more insurance carriers may adversely affect our ability to obtain insurance in the amounts that we seek, increase our costs to renew or replace our insurance policies, or cause us to self-insure a greater portion of the risk.

Our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to disease outbreaks and other public health events.

The U.S. has experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. Our rental revenues and operating results depend significantly on the occupancy levels at our properties and the ability of our residents and commercial tenants to meet their rent obligations to us, which could be adversely affected by such disease outbreak or other public health events. For example, in response to the COVID-19 pandemic, extraordinary actions were taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, led to significantly reduced economic activity and a surge in unemployment throughout the U.S., including the markets where our properties are located, and they materially affected our ability to lease our properties and collect rental revenues.

The impact of a disease outbreak or other public health event on our business, financial condition, results of operations and cash flows is difficult to predict and, as was demonstrated by the COVID-19 pandemic, will depend on a number of factors, including:

•
the duration and scope of the event in the U.S.;
•
our residents’ and commercial tenants’ ability or willingness to pay rent in full on a timely basis;
•
federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent, such as the various orders that were issued by governmental authorities and public officials during the COVID-19 pandemic to temporarily halt residential evictions;
•
the regulatory focus on landlords as distinguished from other providers of essential services;

•
our ability to renew leases or relet units on favorable terms, or at all, including as a result of unfavorable economic and market conditions in those markets where our properties are located;
•
our ability to lease or relet units due to social distancing or other restrictions that may frustrate our leasing activities;
•
our ability to successfully complete the lease-up of properties in our lease-up portfolio and attain expected rental and occupancy rates due to social distancing or other restrictions that may frustrate our leasing activities, which, for example, led us to temporarily close property amenities and temporarily prohibit public access in our property leasing offices during the COVID-19 pandemic;
•
our ability to continue our apartment unit redevelopment programs and attain increased rental rates for renovated or upgraded units due to social distancing or other restrictions, which, for example, caused us to temporarily suspend our apartment unit redevelopment activities during the COVID-19 pandemic;
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
•
disruption and instability in the financial markets, which experienced significant volatility during the COVID-19 pandemic, or deteriorations in credit and financing conditions (or a refusal or failure of one or more lenders under our unsecured revolving credit facility to fund their respective financing commitment to us), which could affect our ability to access capital necessary to fund our business operations or refinance maturing debt on a timely basis, on attractive terms, or at all, which would adversely affect our ability to meet liquidity and capital expenditure requirements;
•
stock market volatility that negatively affects the market price of our securities, including market conditions unrelated to our operating performance or prospects;
•
the impact on our workforce of any vaccine mandate implemented by governmental authorities, which could result in employee attrition; and
•
our ability to manage our business to the extent our management or other personnel are impacted in significant numbers and are not willing, available or allowed to conduct work.

To the extent a disease outbreak or other public health event adversely affects our business, financial condition, results of operations and cash flows, it may also have the effect of heightening many of the other risk described in this Annual Report on Form 10-K.

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

As of December 31, 2023, the amount of our total debt was $4.5 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

The degree of our leverage creates significant risks, including that:

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

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Interest rates increased significantly in 2022 and 2023. To the extent the current high interest rate environment continues or interest rates increase further, we could experience higher interest expense on our variable-rate debt or increase interest rates when refinancing maturing fixed-rate debt, which could have a material adverse effect on us and our ability to make payments on our debt and to make distributions or cause us to be in default under certain debt instruments. In addition, the current high interest rate environment, or any further increase in interest rates, may lead holders of shares of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock. Any increase in the federal funds rate due to key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We may incur additional debt in the future, which may adversely impact our financial condition.

We currently fund the acquisition and development of apartment communities partially through borrowings (including our commercial paper program and revolving credit facility) as well as from other sources such as sales of apartment communities which no longer meet our investment criteria. In addition, we may fund other of our capital requirements through debt. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur, and we may incur more debt in the future. Accordingly, subject to limitations on indebtedness set forth in various loan agreements and the indentures governing our unsecured senior notes, we could become more highly leveraged, resulting in an increase in debt service and an increased risk of default on our obligations, which could have a material adverse effect on our financial condition, our ability to access debt and equity capital markets in the future and our ability to make payments on our debt and to make distributions.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

As of December 31, 2023, we had outstanding borrowings of $4.5 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. Our ability to comply with these financial covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of unsecured debt outstanding. We are currently assigned corporate credit ratings from each of the three ratings agencies based on their evaluation of our creditworthiness. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flows and earnings. If our credit ratings are downgraded or other negative action is taken, we could be required to pay additional interest and fees on our outstanding borrowings. In addition, a downgrade may adversely impact our ability to borrow secured and unsecured debt, increase our borrowing costs and otherwise limit our access to capital, which could adversely affect our business, financial condition and results of operations.

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
o
the principal price paid for the shares by the holder,
o
a price per share equal to the market price (as determined in the manner set forth in MAA’s charter) of the applicable capital stock,
o
the market price (as so determined) on the date such holder would, but for the restrictions on transfers set forth in MAA’s charter, be deemed to have acquired ownership of the shares, and
o
the maximum price allowed under the Tennessee Greenmail Act (such price being the average of the highest and lowest closing market price for the shares during the 30 trading days preceding the purchase of such shares or, if the holder of such shares has commenced a tender offer or has announced an intention to seek control of MAA, during the 30 trading days preceding the commencement of such tender offer or the making of such announcement).

The redemption price may be paid, at MAA’s option, by delivering one OP Unit (subject to adjustment from time to time in the event of, among other things, stock splits, stock dividends or recapitalizations affecting its common stock or certain mergers, consolidations or asset transfers by MAA) issued by the Operating Partnership for each excess share being redeemed.

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

Though MAA’s Board of Directors has a history of declaring dividends in advance of the quarter they are paid, the form, timing and amount of dividend distributions will be declared, and standing practice changed, at the discretion of the Board of Directors. The form, timing and amount of dividend distributions will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as MAA’s Board of Directors may consider relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

Provisions of MAA’s charter and Tennessee law may limit the ability of a third party to acquire control of MAA.

Ownership Limit

The 9.9% ownership limit discussed above may have the effect of precluding acquisition of control of MAA by a third party without the consent of MAA’s Board of Directors.

Preferred Stock

MAA’s charter authorizes its Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2023, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

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

We have a significant institutional investor base, and there is a heightened focus from institutional investors and other stakeholders on corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some institutional investors may use these factors to guide their investment strategies, and many institutional investors focus on positive ESG business practices and may consider a company’s ESG score when making an investment decision. In addition, many institutional investors may use ESG scores to benchmark companies against their peers. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ ESG practices are assessed are evolving and inconsistent, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy any new or contradictory criteria. Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our ESG business practices are inadequate. We may face reputational damage in the event that our corporate responsibility standards do not meet the standards set by various stakeholders. In addition, in the event that we communicate certain ESG initiatives and goals, we could fail, or be perceived to have failed, in our achievement of our initiatives or goals, or we could be criticized for the scope of our initiatives or goals or the achievement of our initiatives or goals may be costly. If we fail to satisfy the ESG expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results and the market price of MAA’s common stock could be adversely affected.

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

The stock markets, including the NYSE, on which MAA lists its common stock, have, at times, experienced significant price and volume fluctuations. As a result, the market price of MAA’s common stock could be similarly volatile, and investors in MAA’s common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of MAA’s publicly traded securities may be affected by many factors, including:

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

In certain circumstances, as detailed in the limited partnership agreement of the Operating Partnership, the Operating Partnership may not sell or otherwise transfer certain properties unless a specified percentage of the limited partners who were partners in the limited partnership holding such properties at the time of its acquisition by us approves such sale or transfer. The exercise of these approval rights by the Operating Partnership’s unitholders could delay or prevent the Operating Partnership from completing a transaction that may be in the best interest of all unitholders of the Operating Partnership and all shareholders of MAA.

MAA, its officers and directors have substantial influence over the Operating Partnership’s affairs.

MAA, as the Operating Partnership’s sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership’s affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the unitholders of the Operating Partnership. Also, as of December 31, 2023, MAA owned approximately 97.4% of the OP Units. As such, MAA has substantial influence on the outcome of substantially all matters submitted to the Operating Partnership’s unitholders for approval.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management Program

We recognize the importance of maintaining the integrity of our information systems and safeguarding the confidential business and personal information we receive and store about our residents, prospective residents, employees and suppliers. As such, we have implemented a cybersecurity risk management program designed to assess, identify and manage material risks from cybersecurity threats. Our cybersecurity risk management program is designed to employ what we believe are industry best practices, including monitoring and analysis of the threat environment, vulnerability assessments and third-party cybersecurity risks; detecting and responding to cyber attacks, cybersecurity incidents and data breaches; cybersecurity crisis preparedness, incident response plans, and business continuity and disaster recovery capabilities; and investments in cybersecurity infrastructure and program needs. Key processes in our program include:

•
regular cybersecurity training and testing for employees with company email and access to connected devices;
•
continuous security event monitoring, management and incident response;
•
regular testing of incident response procedures;
•
regular internal reporting;
•
regular consulting with external advisors and specialists regarding opportunities and enhancements to strengthen our cyber practices and policies and enhance our cybersecurity maturity;
•
independent third-party testing of our information technology controls and defenses, including penetration tests;
•
independent third-party audits of our cybersecurity controls; and
•
annual independent third-party reviews of program maturity based on the National Institute of Standards and Technology (NIST) cybersecurity framework.

In addition, as part of our cybersecurity risk management program, we have processes designed to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers, and our cybersecurity risk management program takes into account third-party systems through which we could be impacted by the compromise of the security of a third-party service provider. In this regard, we conduct due diligence on third-party service providers with respect to cybersecurity risks prior to entering into relationships with them, and we regularly assess security risks associated with our use of third-party service providers, including onboarding contract employees through the same process we onboard our own employees. In addition, we contractually require third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations, and we continuously track mission critical vendors using a third-party monitoring service.

We maintain a cyber insurance policy, we periodically meet with our insurer to discuss emerging trends in cybersecurity and we utilize self-assessment tools and other services provided by our insurance broker and insurer, including annual tabletop exercises conducted by cybersecurity experts.

Our cybersecurity risk management program is integrated into our overall risk management system. To help identify, assess and manage material risks from cybersecurity threats, we include cyber risk in our enterprise risk management, or ERM, evaluation and strategy process. Our ERM process takes a top-down, enterprise view of risks; it is an ongoing process consisting of risk identification, risk rating, analysis and action plans, and reporting and monitoring. Our Vice President Cyber Security has a dotted line reporting relationship to our Chief Administrative Officer and General Counsel to help ensure that risks from cybersecurity threats are considered as part of the broader ERM process. At a management level, our Chief Administrative Officer and General Counsel leads our ERM process.

We do not believe that any risks from cybersecurity threats of which we are aware, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For information regarding the risks we face associated with cybersecurity incidents, see “Risk Factors – We rely on information technology systems in our operations, and any breach or security failure of those systems could materially adversely affect our business, financial condition, results of operations and reputation” included in this Annual Report on Form 10-K.

Governance

The Audit Committee of our Board of Directors is responsible for oversight of risks from cybersecurity threats. At a management level, our cybersecurity risk management program is led by our Chief Technology and Innovation Officer who has over 20 years experience providing business and information technology, or IT, process consulting and regulatory compliance services, including founding a cyber-security consulting and regulatory compliance firm, and whose certifications include Big 4 SOX Global Subject Matter Specialist, Certified Public Accountant and Certified Information Systems Auditor. Partnering with our Chief Technology and Innovations Officer is our Vice President Cyber Security, who has over 30 years of IT technical and IT business process experience, has been an IT and cyber security leader for multiple financial services companies and has certifications including training in Ethical Hacking, serving as the local IT Sector Chief for the Federal Bureau of Investigation’s, or FBI, InfraGard Program, FBI Secret Clearance for all IT related incidents/cybersecurity initiatives, and FBI Citizens Academy Alumni. Collectively, our cybersecurity team consists of 11 professionals with an average cybersecurity tenure of 17 years and certifications including CISSP, AWS Trainer, AWS Architect, Okta administrator, Splunk administrator, CCNP and CCDA, Microsoft Security, Compliance and Identity, Azure CompTIA Security+ and Splunk, information systems auditor, Red Hat Enterprise Linux certification, among other degrees, certifications and work-related experience. Members of our cybersecurity team deliver regular updates to our Chief Technology and Innovation Officer and Chief Administrative Officer and General Counsel.

The Audit Committee of our Board of Directors receives regular reports, including an annual cybersecurity maturity assessment and quarterly scorecards, from our Chief Technology and Innovation Officer. Those reports cover topics related to information security, privacy, and cyber risks and our risk management processes, including the status of any recent cybersecurity events, the emerging threat landscape, and the status of capital investments in our information security infrastructure. The Audit Committee provides regular reports to the full Board of Directors. In addition, the Audit Committee and the full Board of Directors have authority to engage external consultants, including legal, accounting or other advisors, such as cybersecurity firms, in carrying out its oversight of our cybersecurity risk management program. Likewise, the Audit Committee or the Board of Directors may request members of management or others to attend meetings at which cybersecurity risk management is addressed.

As part of our cybersecurity risk management program, we have adopted an incident response plan which provides for controls and procedures upon the occurrence of a cybersecurity event. In connection with that plan, we have established a cross-functional critical response team, comprised of members of management under the direction of our Chief Technology and Innovation Officer and Chief Administrative Officer and General Counsel, which is responsible for monitoring our cybersecurity incident response. In addition, this critical response team performs an impact assessment in the event of the occurrence of a cybersecurity event meeting certain criteria, which is elevated for the team’s review and, if any such cybersecurity event is determined by the critical response team to have the potential to have a material impact on the Company, the cybersecurity event is elevated for further review and assessment by a senior management team, which includes all of the members of our standing crises control committee, and, under certain circumstances, the Audit Committee and/or the full Board of Directors.

Cybersecurity risks are part of the broader ERM process overseen by our Board of Directors. ERM risk assessment results are presented annually to the Board of Directors, and status updates are delivered quarterly to the Audit Committee.

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

The following schedule summarizes our apartment community portfolio and occupancy levels by location, as of December 31, 2023:

	Number of Communities (1)		Number of Units (2)	Average Physical Occupancy (3)
Atlanta, GA	29		11,434	94.5%
Dallas, TX	27		10,116	95.6%
Austin, TX	20		6,829	95.1%
Charlotte, NC	19		5,651	95.6%
Raleigh/Durham, NC	15		5,350	95.9%
Orlando, FL	12		5,274	96.0%
Tampa, FL	14		5,220	95.8%
Houston, TX	15		4,867	95.6%
Nashville, TN	12		4,375	95.8%
Fort Worth, TX	9		3,687	95.6%
Jacksonville, FL	10		3,496	95.7%
Charleston, SC	11		3,168	95.9%
Phoenix, AZ	8		2,623	95.5%
Greenville, SC	10		2,355	96.1%
Northern Virginia	4		1,888	96.2%
Savannah, GA	6		1,837	96.2%
Memphis, TN	4		1,811	94.7%
Richmond, VA	6		1,732	95.9%
San Antonio, TX	4		1,504	95.8%
Birmingham, AL	5		1,462	96.2%
Fredericksburg, VA	4		1,435	96.4%
Huntsville, AL	3		1,228	95.3%
Kansas City, MO-KS	3		1,110	95.9%
Chattanooga, TN	4		943	95.7%
Lexington, KY	4		924	96.7%
Denver, CO	2		812	95.4%
Norfolk / Hampton / Virginia Beach, VA	3		788	95.9%
Las Vegas, NV	2		721	95.8%
Tallahassee, FL	2		604	95.2%
Gainesville, FL	2		468	95.7%
Louisville, KY	1		384	95.9%
Maryland	1		361	96.4%
Gulf Shores, AL	1		324	95.7%
Panama City, FL	1		254	95.5%
Charlottesville, VA	1		251	96.6%
Same Store	274		95,286	95.6%
Charlotte, NC	3		912	87.9%
Phoenix, AZ	3		671	91.1%
Orlando, FL	2		633	90.9%
Columbia, SC	2		576	95.2%
South Florida, FL	1		480	95.3%
Austin, TX	1		350	83.0%
Atlanta, GA	1		340	39.7%
Houston, TX	1		308	94.7%
Denver, CO	2		309	95.5%
Richmond, VA	1		272	96.5%
Tampa, FL	1	(4)	196	94.9%
Salt Lake City, UT	1		196	30.3%
Gulf Shores, AL	1		96	97.0%
Raleigh/Durham, NC	1		—	—
Total (5)	295		100,625	95.1%
(1)
Number of communities includes five communities under development as of December 31, 2023.
(2)
Number of units excludes development units not yet delivered.
(3)
Average physical occupancy is calculated by dividing the average daily number of units occupied in 2023 by the total number of units at each apartment community.
(4)
Includes a completed MAA multifamily apartment community expansion development and a new multifamily apartment community development that has not yet delivered any units.
(5)
Schedule excludes a 269-unit joint venture property in Washington, D.C.

Thirty-four of our apartment communities reflected in the above schedule also include retail components. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion of our Same Store and Non-Same Store and Other segments.

Mortgage Financing

As of December 31, 2023, we had $363.3 million of indebtedness collateralized, secured and outstanding as set forth in Schedule III – Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Mid-America Apartment Communities, Inc.

Market Information

MAA’s common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. As of February 6, 2024, there were approximately 2,100 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock.

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

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP Units can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than $5,000 in any given month. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount. During the year ended December 31, 2023, we issued 9,787 shares through our DRSPP and no shares were issued at a discount.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s OP Units. From time to time, we issue shares of MAA’s common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. As of December 31, 2023, there were 119,838,096 OP Units outstanding in the Operating Partnership, of which 116,694,124 OP Units, or 97.4%, were owned by MAA and 3,143,972 OP Units, or 2.6%, were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of MAA’s common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2023, MAA issued a total of 41,184 shares of common stock upon redemption of OP Units.

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

During the year ended December 31, 2023, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2023, there were 4.0 million shares remaining under the current ATM program.

Stock Repurchase Plan

In December 2015, MAA’s Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA’s common stock outstanding at the time of such authorization. From time to time, we may repurchase shares under this authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2023, no shares have been repurchased under the authorization.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
October 1, 2023 - October 31, 2023	62	$129.23	—	4,000,000
November 1, 2023 - November 30, 2023	—	$—	—	4,000,000
December 1, 2023 - December 31, 2023	—	$—	—	4,000,000
Total	—		—	4,000,000
(1)
The shares reflected in this column are shares of MAA’s common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares.
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

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2018 with the S&P 500 Index and the Dow Jones U.S. Real Estate Apartments Index. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

280
260
240
220
200
180
160
140
120
100
80
Index Value
2018
2019
2020
2021
2022
2023
Year Ended December 31,
MAA
S&P 500
DJ US REIT Apartment Index

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Mid-America Apartment Communities, Inc.	$100.00	$142.52	$141.60	$263.20	$184.90	$164.44
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
DJ US REIT Apartment Index	100.00	128.11	112.83	182.52	123.96	132.77

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.4% interest as of December 31, 2023. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements as a result of many factors, including, but not limited to, those under the heading “Risk Factors” in this Annual Report on Form 10-K.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2023, we owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of December 31, 2023, we had five development communities under construction, and 34 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2023.

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

Overview

For the year ended December 31, 2023, net income available for MAA common shareholders was $549.1 million as compared to $633.7 million for the year ended December 31, 2022. Results for the year ended December 31, 2023 included $18.5 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $3.5 million of non-cash gain, net of tax, from investments. Results for the year ended December 31, 2022 included $215.6 million of gain related to the sale of real estate assets and $29.9 million in net casualty gain primarily due to winter storm Uri, partially offset by $35.8 million of non-cash loss, net of tax, from investments and $21.1 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. Revenues for the year ended December 31, 2023 increased 6.4% as compared to the year ended December 31, 2022, driven by a 6.2% increase in our Same Store segment. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2023 increased by 6.1% as compared to the year ended December 31, 2022, driven by a 6.5% increase in our Same Store segment. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the year ended December 31, 2023, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit for our Same Store segment continued to increase from the prior year, up 7.0% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the year ended December 31, 2023, average physical occupancy for our Same Store segment was 95.6%, as compared to 95.8% for the year ended December 31, 2022. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

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

Demand for apartments in our markets was solid during the fourth quarter of 2023, as evidenced by prospect traffic levels and the revenue growth achieved during the quarter. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration over the long term. While our rent growth, occupancy and turnover trends in the fourth quarter of 2023 were solid, we continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent growth on new leases and renewals than what we achieved in the year ended December 31, 2023. Current elevated supply levels are impacting rent growth performance in certain markets of our portfolio. While we expect this pressure to persist for another few quarters, we expect the demand side to continue to be more impactful over the long term. Supply chain and inflationary pressures have driven higher operating expenses during the year ended December 31, 2023, particularly in personnel, repairs and maintenance and real estate taxes, and this trend may continue going forward.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. However, overall borrowing costs remain at elevated levels and we expect this trend to continue. As of December 31, 2023, 89.1% of our outstanding debt borrowings was subject to fixed rates. We may be further exposed to elevated interest rates as a result of additional variable rate borrowings or refinancing activities.

Results of Operations

For the year ended December 31, 2023, we achieved net income available for MAA common shareholders of $549.1 million, a 13.4% decrease as compared to the year ended December 31, 2022, and total revenue growth of $128.6 million, representing a 6.4% increase in property revenues as compared to the year ended December 31, 2022. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the year ended December 31, 2023 as compared to the year ended December 31, 2022. A discussion of the results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023, which is available free of charge on the SEC’s website at https://www.sec.gov and on our website at https://www.maac.com, on the “For Investors” page under “Filings and Financials—Annual Reports.”

Property Revenues

The following table reflects our property revenues by segment for the years ended December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022	Increase	% Increase
Same Store	$2,024,751	$1,907,003	$117,748	6.2%
Non-Same Store and Other	123,717	112,863	10,854	9.6%
Total	$2,148,468	$2,019,866	$128,602	6.4%

The increase in rental revenues for our Same Store segment for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was the primary driver of total property revenue growth. The Same Store segment generated a 6.2% increase in revenues for the year ended December 31, 2023, primarily the result of average effective rent per unit growth of 7.0% as compared to the year ended December 31, 2022, partially offset by lower average physical occupancy. The increase in property revenues from the Non-Same Store and Other segment for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily the result of increased revenues from completed development communities and acquired communities, partially offset by decreased revenues from disposed communities during the year ended December 31, 2022.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the years ended December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022	Increase	% Increase
Same Store	$717,812	$674,110	$43,702	6.5%
Non-Same Store and Other	50,329	49,584	745	1.5%
Total	$768,141	$723,694	$44,447	6.1%

The increase in property operating expenses for our Same Store segment for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by increases in real estate tax expense of $13.6 million, building repairs and maintenance of $8.4 million, personnel expense of $7.9 million, utilities expense of $6.1 million, insurance expense of $3.8 million and office operations expense of $2.5 million.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2023 was $565.1 million, an increase of $22.1 million as compared to the year ended December 31, 2022. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities and capital spend activities made in the normal course of business during the year ended December 31, 2023, partially offset from decreased depreciation expense from disposed communities during the year ended December 31, 2022.

Other Income and Expenses

Property management expenses for the year ended December 31, 2023 were $67.8 million, an increase of $2.3 million as compared to the year ended December 31, 2022. General and administrative expenses for the year ended December 31, 2023 were $58.6 million, a decrease of $0.3 million as compared to the year ended December 31, 2022.

Interest expense for the year ended December 31, 2023 was $149.2 million, a decrease of $5.5 million as compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in our average outstanding debt balance during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

For the year ended December 31, 2023, we did not dispose of any apartment communities. For the year ended December 31, 2022, we disposed of four apartment communities, resulting in a gain on sale of depreciable real estate assets of $214.8 million. During the year ended December 31, 2023, we disposed of one land parcel, resulting in the recognition of a negligible gain on sale of non-depreciable real estate assets. During the year ended December 31, 2022, we disposed of two land parcels resulting in a gain on sale of non-depreciable real estate assets of $0.8 million.

Other non-operating (income) expense for the year ended December 31, 2023 was $31.2 million of income, as compared to $42.7 million of expense for the year ended December 31, 2022. The income for the year ended December 31, 2023 was driven by $18.5 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, $4.4 million of non-cash gain from investments, $5.5 million of miscellaneous income and $3.4 million of interest income, partially offset by $1.0 million in net casualty loss. The expense for the year ended December 31, 2022 was driven by $45.4 million of non-cash loss from investments and $21.1 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $29.9 million in net casualty gain primarily due to winter storm Uri.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with GAAP) excluding gains or losses on disposition of operating properties and asset impairment, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests and adjustments for joint ventures. Because net income attributable to noncontrolling interests is added back, FFO, when used in this Annual Report on Form 10-K, represents FFO attributable to common shareholders and unitholders.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations, such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments, net of tax; casualty related charges (recoveries), net; gain or loss on debt extinguishment; legal (recoveries), costs and settlements, net; COVID-19 related costs and mark-to-market debt adjustments. Because net income attributable to noncontrolling interests is added back to FFO, Core FFO, when used in this Annual Report on Form 10-K, represents Core FFO attributable to common shareholders and unitholders. Core FFO should not be considered as an alternative to net income available for MAA common shareholders, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. Management believes that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance from rental activities. While our definition of Core FFO may be similar to others in the industry, our methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the years ended December 31, 2023 and 2022, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Year ended December 31,
	2023	2022
Net income available for MAA common shareholders	$549,118	$633,748
Depreciation and amortization of real estate assets	558,969	535,835
Loss (gain) on sale of depreciable real estate assets	62	(214,762)
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	615	621
Net income attributable to noncontrolling interests	15,025	17,340
FFO attributable to common shareholders and unitholders	1,123,789	972,782
(Gain) loss on embedded derivative in preferred shares (1)	(18,528)	21,107
Gain on sale of non-depreciable real estate assets	(54)	(809)
(Gain) loss on investments, net of tax (1)(2)	(3,531)	35,822
Casualty related charges (recoveries), net (1)(3)	980	(29,930)
(Gain) loss on debt extinguishment (1)	(57)	47
Legal (recoveries), costs and settlements, net (1)	(4,454)	8,535
COVID-19 related costs (1)	—	575
Mark-to-market debt adjustment (4)	(25)	77
Core FFO attributable to common shareholders and unitholders	$1,098,120	$1,008,206
(1)
Included in “Other non-operating (income) expense” in the Consolidated Statements of Operations.
(2)
For the year ended December 31, 2023, gain on investments is presented net of tax expense of $0.9 million. For the the year ended December 31, 2022, loss on investments is presented net of tax benefit of $9.5 million.
(3)
For the year ended December 31, 2022, we recognized a gain of $29.0 million from the receipt of insurance proceeds that exceeded its casualty losses related to winter storm Uri.
(4)
Included in “Interest expense” in the Consolidated Statements of Operations.

Core FFO attributable to common shareholders and unitholders for the year ended December 31, 2023 was $1.1 billion, an increase of $89.9 million as compared to the year ended December 31, 2022, primarily as a result of an increase in property revenues of $128.6 million, partially offset by increases in property operating expenses, excluding depreciation and amortization, of $44.4 million and property management expenses of $2.3 million.

Net Debt, EBITDA, EBITDAre, and Adjusted EBITDAre

Net debt, a non-GAAP financial measure, represents unsecured notes payable and secured notes payable less cash and cash equivalents and 1031(b) exchange proceeds included in restricted cash. Management considers net debt a helpful tool in evaluating our debt position. Net debt should not be considered as an alternative to any GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

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

Adjusted EBITDAre is comprised of EBITDAre further adjusted for items that are not considered part of our core operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments; casualty related charges (recoveries), net; gain or loss on debt extinguishment; legal (recoveries), costs and settlements, net; and COVID-19 related costs. As an owner and operator of real estate, management considers Adjusted EBITDAre to be an important measure of performance from core operations because Adjusted EBITDAre does not include various income and expense items that are not indicative of operating performance. Our computation of Adjusted EBITDAre may differ from the methodology utilized by other REITs to calculate Adjusted EBITDAre. Adjusted EBITDAre should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

Management monitors its debt levels to a ratio of net debt to Adjusted EBITDAre in order to maintain our investment grade credit ratings. We believe this is an important factor in the management of our debt levels to maintain an optimal capital structure, and it is also considered in the assignment of our credit ratings. Adjusted EBITDAre is measured on a trailing twelve-month basis.

The following table presents a reconciliation of unsecured notes payable and secured notes payable to net debt as of December 31, 2023 and 2022, as we believe unsecured notes payable and secured notes payable, combined, is the most directly comparable GAAP measure (dollars in thousands):

	December 31, 2023	December 31, 2022
Unsecured notes payable	$4,180,084	$4,050,910
Secured notes payable	360,141	363,993
Total debt	4,540,225	4,414,903
Cash and cash equivalents	(41,314)	(38,659)
1031(b) exchange proceeds included in Restricted cash (1)	—	(9,186)
Net debt	$4,498,911	$4,367,058
(1)
Included in Restricted cash in the Consolidated Balance Sheets.

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the years ended December 31, 2023 and 2022, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Net income	$567,831	$654,776
Depreciation and amortization	565,063	542,998
Interest expense	149,234	154,747
Income tax expense (benefit)	4,744	(6,208)
EBITDA	1,286,872	1,346,313
Loss (gain) on sale of depreciable real estate assets	62	(214,762)
Adjustments to reflect MAA’s share of EBITDAre of unconsolidated affiliates	1,350	1,357
EBITDAre	1,288,284	1,132,908
(Gain) loss on embedded derivative in preferred shares (1)	(18,528)	21,107
Gain on sale of non-depreciable real estate assets	(54)	(809)
(Gain) loss on investments (1)	(4,449)	45,357
Casualty related charges (recoveries), net (1) (2)	980	(29,930)
(Gain) loss on debt extinguishment (1)	(57)	47
Legal (recoveries), costs and settlements, net (1)	(4,454)	8,535
COVID-19 related costs (1)	—	575
Adjusted EBITDAre	$1,261,722	$1,177,790
(1)
Included in “Other non-operating (income) expense” in the Consolidated Statements of Operations.
(2)
For the year ended December 31, 2022, we recognized a gain of $29.0 million from the receipt of insurance proceeds that exceeded our casualty losses related to winter storm Uri.

Our net debt to Adjusted EBITDAre ratio as of December 31, 2023 was 3.6x, as compared to a ratio of 3.7x as of December 31, 2022. The change in the ratio was primarily due to an increase of $83.9 million in Adjusted EBITDAre for the year ended December 31, 2023 as compared to the year ended December 31, 2022 and an increase of $131.9 million in comparing net debt as of December 31, 2023 to net debt as of December 31, 2022. The increase in Adjusted EBITDAre was primarily due to an increase in property revenues, partially offset by an increase in property operating expenses, while the increase in net debt was primarily due to an increase in unsecured notes payable and a decrease in cash and cash equivalents.

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

As of December 31, 2023, we had $791.8 million of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.1 billion for the year ended December 31, 2023, an increase of $78.7 million as compared to the year ended December 31, 2022. The increase in operating cash flows was primarily driven by our operating performance.

Cash Flows from Investing Activities

Net cash used in investing activities was $775.3 million for the year ended December 31, 2023 as compared to $405.2 million for the year ended December 31, 2022. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		Increase (Decrease)
	2023	2022	in Net Cash
Purchases of real estate and other assets	$(223,453)	$(271,428)	$47,975
Capital improvements and other	(341,224)	(296,176)	(45,048)
Development costs	(198,152)	(172,124)	(26,028)
Contributions to affiliates	(16,636)	(13,849)	(2,787)
Proceeds from real estate asset dispositions	2,946	320,491	(317,545)
Net proceeds from insurance recoveries	945	27,312	(26,367)

The decrease in cash outflows for purchases of real estate and other assets was driven by the nature of the real estate assets acquired during the year ended December 31, 2023 as compared to the year ended December 31, 2022. During the year ended December 31, 2023, we acquired two apartment communities. During the year ended December 31, 2022, we acquired two apartment communities, and closed on the pre-purchase of a multifamily development community. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our revenue enhancing capital expenditures and recurring capital replacements, partially offset by decreased property redevelopment and repositioning activities and decreased reconstruction-related capital expenditures relating to winter storms during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in cash outflows for development costs was driven by increased development spend during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in cash outflows for contributions to affiliates was driven by a larger amount of investments made in the technology-focused limited partnerships during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in cash inflows from proceeds from real estate asset dispositions resulted from the disposition of one land parcel during the year ended December 31, 2023 as compared to the disposition of four multifamily communities and two land parcels during the year ended December 31, 2022. The decrease in cash inflows from net proceeds from insurance recoveries was driven by decreased insurance reimbursements received for storm-related casualty claims during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Cash Flows from Financing Activities

Net cash used in financing activities was $367.9 million for the year ended December 31, 2023 as compared to $722.8 million for the year ended December 31, 2022. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow) during the year ended December 31,		Increase (Decrease)
	2023	2022	in Net Cash
Net change in commercial paper	$475,000	$20,000	$455,000
Principal payments on notes payable	(353,861)	(126,401)	(227,460)
Payment of deferred financing costs	(2)	(5,516)	5,514
Distributions to noncontrolling interests	(17,671)	(14,927)	(2,744)
Dividends paid on common shares	(651,717)	(539,605)	(112,112)
Proceeds from issuances of common shares	205,070	1,083	203,987
Acquisition of noncontrolling interests	(15,757)	(43,070)	27,313
Net change in other financing activities	(5,279)	(10,646)	5,367

The increase in cash inflows related to the net change in commercial paper resulted from the increase in net borrowings of $475.0 million on our commercial paper program during the year ended December 31, 2023 as compared to the increase in net borrowings of $20.0 million on our commercial paper program during the year ended December 31, 2022. The increase in cash outflows from principal payments on notes payable primarily resulted from the retirement of $350.0 million of unsecured senior notes during the year ended December 31, 2023 as compared to the retirement of $125.0 million of unsecured senior notes during the year ended December 31, 2022. The decrease in cash outflows related to payment of deferred financing costs resulted from negligible deferred financing costs during the year ended December 31, 2023 as compared to the closing costs of $5.5 million during the year ended December 31, 2022 related to the amendment of our unsecured revolving credit facility. The increase in cash outflows from distributions to noncontrolling interests and dividends paid on common shares primarily resulted from the increase in the dividend rate to $5.600 per share during the year ended December 31, 2023 as compared to the dividend rate of $4.675 per share during the year ended December 31, 2022. The increase in cash inflows related to the proceeds from issuances of common shares resulted from the proceeds from the settlement of two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23 during the year ended December 31, 2023. The decrease in cash outflows from the acquisition of noncontrolling interests resulted from the acquisition of a 5% noncontrolling interest of a consolidated real estate entity for $15.8 million during the year ended December 31, 2023 compared to the acquisition of a 20% noncontrolling interest of a consolidated real estate entity for $43.1 million during the year ended December 31, 2022. The decrease in cash outflows from the net change in other financing activities was primarily driven by fewer shares of MAA’s common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares during the year ended December 31, 2023 as compared to year ended December 31, 2022.

Debt

The following schedule reflects our outstanding debt as of December 31, 2023 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$3,700,000	5.9	3.3%
Variable rate commercial paper	495,000	0.1	5.7%
Debt issuance costs, discounts, premiums and fair market value adjustments	(14,916)
Total unsecured debt	$4,180,084	5.2	3.6%

Secured debt
Fixed rate property mortgages	$363,293	25.1	4.4%
Debt issuance costs	(3,152)
Total secured debt	$360,141	25.1	4.4%
Total debt	$4,540,225	6.8	3.6%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts, premiums and fair market value adjustments as of December 31, 2023 (dollars in thousands):

	Commercial Paper ⁽¹⁾ & Revolving Credit Facility ⁽²⁾	Senior Notes	Property Mortgages	Total
2024	$495,000	$399,659	$—	$894,659
2025	—	398,547	—	398,547
2026	—	297,973	—	297,973
2027	—	597,334	—	597,334
2028	—	397,303	—	397,303
2029	—	557,747	—	557,747
2030	—	297,887	—	297,887
2031	—	445,645	—	445,645
2032	—	—	—	—
2033	—	—	—	—
Thereafter	—	292,989	360,141	653,130
Total	$495,000	$3,685,084	$360,141	$4,540,225
(1)
There was $495.0 million outstanding under MAALP’s commercial paper program as of December 31, 2023. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the three months ended December 31, 2023, there were $495.0 million of borrowings under the commercial paper program. For the year ended December 31, 2023, average daily borrowings outstanding under the commercial paper program were $95.1 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of December 31, 2023.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts, premiums and fair market value adjustments, as of December 31, 2023 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2024	$399,659	4.0%
2025	398,547	4.2%
2026	297,973	1.2%
2027	597,334	3.7%
2028	397,303	4.2%
2029	557,747	3.7%
2030	297,887	3.1%
2031	445,645	1.8%
2032	—	—
2033	—	—
Thereafter	653,130	3.8%
Total	$4,045,225	3.4%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP has entered into an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of December 31, 2023, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of December 31, 2023, there were $495.0 million of borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of December 31, 2023, MAALP had $3.7 billion of publicly issued unsecured senior notes outstanding.

In October 2023, MAALP retired $350.0 million of publicly issued unsecured senior notes at maturity using available cash on hand and borrowings under the commercial paper program.

In January 2024, MAALP publicly issued $350.0 million in aggregate principal amount of unsecured senior notes due March 2034 with a coupon rate of 5.000% per annum and at an issue price of 99.019%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2024. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program. The notes have an effective interest rate of 5.123%.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of December 31, 2023, MAALP had $363.3 million of secured property mortgages outstanding.

In July 2023, MAALP retired $3.0 million remaining on a mortgage associated with an apartment community prior to its June 2025 maturity.

For more information regarding our debt capital resources, see Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Equity

As of December 31, 2023, MAA owned 116,694,124 OP Units, comprising a 97.4% limited partnership interest in MAALP, while the remaining 3,143,972 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,143,972 shares of its common stock that, as of December 31, 2023, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. In January 2023, MAA settled its two forward sale agreements with respect to all 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million. We have used these proceeds primarily to fund our development and redevelopment activities.

The Company has entered into an equity distribution agreement to establish an at-the-market, or ATM, share offering program, which allows MAA to sell shares of its common stock from time to time to or through its sales agents into the existing market at current market prices, and to enter into separate forward sales agreements to or through its forward purchasers. Under its ATM program, MAA has the authority to issue up to an aggregate of 4.0 million shares of its common stock, at such times to be determined by MAA. MAA has no obligation to issue shares through the ATM program. During the years ended December 31, 2023 and 2022, MAA did not sell any shares of common stock under its ATM program. As of December 31, 2023, there were 4.0 million shares remaining under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Material Cash Requirements

The following table summarizes material cash requirements as of December 31, 2023 related to contractual obligations, which consist of principal and interest on our debt obligations and right-of-use lease liabilities (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations (1)	$895,000	$400,000	$300,000	$600,000	$400,000	$1,963,293	$4,558,293
Fixed rate interest	126,936	118,061	103,099	88,161	70,061	509,926	1,016,244
Right-of-use lease liabilities (2)	2,951	2,919	2,968	3,002	1,583	55,605	69,028
Total	$1,024,887	$520,980	$406,067	$691,163	$471,644	$2,528,824	$5,643,565
(1)
Represents principal payments gross of debt issuance costs, discounts, premiums and fair market value adjustments.
(2)
Primarily comprised of a ground lease underlying one apartment community we own and the lease of our corporate headquarters.

As of December 31, 2023, we also had obligations, which are not reflected in the table above, to make additional capital contributions to six technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of December 31, 2023, we had committed to make additional capital contributions totaling up to $33.6 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of December 31, 2023, we had five development communities under construction totaling 1,970 apartment units once complete. Total expected costs for the five development projects are $647.3 million, of which $391.6 million had been incurred through December 31, 2023. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2024, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2023. We expect to have additional development projects in the future.

During the year ended December 31, 2023, we acquired two multifamily apartment communities for approximately $210 million, acquired two land parcels for future development for approximately $13 million, and purchased the noncontrolling interest of a consolidated real estate entity for approximately $16 million. These activities were funded from borrowings under the commercial paper program and available cash on hand. In January 2024, we issued $350.0 million of unsecured senior notes, the proceeds of which were used to pay down outstanding borrowings under the commercial paper program.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. We expect to pay quarterly dividends at an annual rate of $5.88 per share of MAA common stock during the year ending December 31, 2024. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the year ended December 31, 2023, we experienced inflationary pressures that drove higher operating expenses, primarily in real estate taxes, building repairs and maintenance and personnel expenses.

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

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment, right-of-use lease assets and purchased intangibles subject to amortization, are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. Management generally considers the individual assets of an apartment community to collectively represent an asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management calculates the fair value of an asset by dividing estimated future annual cash flow by a market capitalization rate. No material impairment losses were recognized during the years ended December 31, 2023 and 2022.

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

Valuation of embedded derivative

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to the income statement. The derivative asset related to the redemption feature is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at our option beginning on October 1, 2026 and at the redemption price of $50 per share. We use various significant inputs in the analysis, including trading data available on the preferred shares, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates to determine the fair value of the bifurcated call option. As a result of the adjustments recorded to reflect the change in fair value of the derivative asset, the fair value of the embedded derivative asset increased to $31.9 million as of December 31, 2023 as compared to $13.4 million as of December 31, 2022, an increase in value of the asset of $18.5 million.

Arriving at the valuation of the embedded derivative requires a significant amount of subjective judgment by management, and the valuation of the embedded derivative is highly sensitive to changes in certain inputs in the analysis. For example, changes in the inputs of the trading data available on the preferred shares, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates could cause the valuation of the embedded derivative to materially change from the recorded balance as of December 31, 2023. For instance, holding all other assumptions constant, a $1 decrease in the trading price of the preferred shares as of December 31, 2023 would result in a decrease in fair value of the embedded derivative asset of approximately $9 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2023, 22.0% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of December 31, 2023, 89.1% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

None.

Item 9A. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

MAA’s management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA’s internal control over financial reporting as of December 31, 2023 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA’s management concluded that MAA’s internal control over financial reporting was effective as of December 31, 2023.

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

(c) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2023. An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Non-Rule 10b5-1 Trading Arrangements.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in MAA’s 2024 Proxy Statement in the sections entitled “Current Board Composition,” “Director Nominees for Election” and “Executive Officers of the Registrant,” is incorporated herein by reference in response to this Item 10.

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, including the CEO, CFO and principal accounting officer, which can be found on our website at https://www.maac.com, on the “For Investors” page in the “Corporate Documents” section under “Overview—Corporate Governance.” We will provide a copy of this document to any person, without charge, upon request, by writing to the Legal Department at MAA, 6815 Poplar Avenue, Suite 500, Germantown, Tennessee 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at the address and the locations specified above. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained in MAA’s 2024 Proxy Statement in the sections entitled “Executive Compensation Tables,” “Director Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in MAA’s 2024 Proxy Statement in the sections entitled “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in MAA’s 2024 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Indebtedness of Management” is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accountant Fees and Services.

The information contained in MAA’s 2024 Proxy Statement in the section entitled “Audit and Non-Audit Fees” is incorporated herein by reference in response to this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.	Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1

Financial Statements of Mid-America Apartment Communities, Inc.:
	Consolidated Balance Sheets as of December 31, 2023 and 2022	F-4
	Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	F-5
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	F-6
	Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	F-8

Financial Statements of Mid-America Apartments, L.P.:
	Consolidated Balance Sheets as of December 31, 2023 and 2022	F-9
	Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	F-10
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	F-11
	Consolidated Statements of Changes in Capital for the years ended December 31, 2023, 2022 and 2021	F-12
	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	F-13

	Notes to Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021	F-14

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023	F-33

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibit Number	Exhibit Description

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference).

3.2

Fifth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of December 12, 2023 (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023 and incorporated herein by reference).

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

4.17

Seventh Supplemental Indenture, dated as of January 10, 2024, by and between Mid-America Apartments, L.P. and U.S. Bank Trust Company, National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2024 and incorporated herein by reference).

4.18	Description of Securities (Filed as Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2020 and incorporated herein by reference).

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

10.18†

Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan (filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2023 and incorporated herein by reference).

10.19†

Form of Restricted Stock Award Agreement Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 27, 2023 and incorporated herein by reference).

10.20†

Form of Non-Qualified Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 27, 2023 and incorporated herein by reference).

10.21†

Form of Incentive Stock Option Agreement for Company Employees Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on July 27, 2023 and incorporated herein by reference).

10.22†

Form of Restricted Stock Unit Award Agreement Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan (Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on July 27, 2023 and incorporated herein by reference).

10.23†

Retirement and Transition Services Agreement by and between Albert M. Campbell, III and Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed on December 13, 2023 and incorporated herein by reference).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA.

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP.

31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	MAA Compensation Recoupment Policy

101

The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.’s Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 9, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 9, 2024	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 9, 2024	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 9, 2024	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 9, 2024	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 9, 2024	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 9, 2024	/s/ Deborah H. Caplan
Deborah H. Caplan Director

Date:	February 9, 2024	/s/ John P. Case
John P. Case Director

Date:	February 9, 2024	/s/ Tamara Fischer
Tamara Fischer Director

Date:	February 9, 2024	/s/ Toni Jennings
Toni Jennings Director

Date:	February 9, 2024	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 9, 2024	/s/ James K. Lowder
James K. Lowder Director

Date:	February 9, 2024	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 9, 2024	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 9, 2024	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 9, 2024	/s/ Gary Shorb
Gary Shorb Director

Date:	February 9, 2024	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 9, 2024	/s/ H. Eric Bolton, Jr.
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

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 9, 2024	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 9, 2024	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 9, 2024	/s/ A. Clay Holder
A. Clay Holder Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 9, 2024	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 9, 2024	/s/ Deborah H. Caplan
Deborah H. Caplan Director

Date:	February 9, 2024	/s/ John P. Case
John P. Case Director

Date:	February 9, 2024	/s/ Tamara Fischer
Tamara Fischer Director

Date:	February 9, 2024	/s/ Toni Jennings
Toni Jennings Director

Date:	February 9, 2024	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 9, 2024	/s/ James K. Lowder
James K. Lowder Director

Date:	February 9, 2024	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 9, 2024	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 9, 2024	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 9, 2024	/s/ Gary Shorb
Gary Shorb Director

Date:	February 9, 2024	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2024 expressed an unqualified opinion thereon.

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

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 8 to the consolidated financial statements, the Series I Preferred Stock shares (“preferred shares”) include a redemption feature which represents an embedded call option exercisable at the Company’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred shares to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2023, the fair value of the Company’s embedded derivative asset was $31.9 million.

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

To test the valuation of the embedded derivative asset, our audit procedures included, among others, assessing the methodology used in the valuation model and testing the significant assumptions discussed above. For example, we evaluated management’s assumptions by comparing the rates that were used to discount future dividend payments from the preferred stock to observable market data. We also assessed the completeness and accuracy of the underlying data used by the Company in its valuation. In addition, we involved our valuation specialists to assist in our evaluation of the methodology used by the Company and the underlying inputs and assumptions noted above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Memphis, Tennessee

February 9, 2024

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Operating Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 9 to the consolidated financial statements, the MAALP Series I Preferred Units (“preferred units”) have the same characteristics as the MAA Series I Preferred Stock shares (“preferred shares”), and thus include a redemption feature which represents an embedded call option exercisable at the Operating Partnership’s option beginning on October 1, 2026 at the redemption price of $50 per unit. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred units to the value of the preferred units assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2023, the fair value of the Operating Partnership’s embedded derivative asset was $31.9 million.

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

To test the valuation of the embedded derivative asset, our audit procedures included, among others, assessing the methodology used in the valuation model and testing the significant assumptions discussed above. For example, we evaluated management’s assumptions by comparing the rates that were used to discount future dividend payments from the preferred units to observable market data. We also assessed the completeness and accuracy of the underlying data used by the Operating Partnership in its valuation. In addition, we involved our valuation specialists to assist in our evaluation of the methodology used by the Operating Partnership and the underlying inputs and assumptions noted above.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2012.

Memphis, Tennessee

February 9, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 9, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 9, 2024

Mid-America Apartment Communities, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Real estate assets:
Land	$2,031,403	$2,008,364
Buildings and improvements and other	13,515,949	12,841,947
Development and capital improvements in progress	385,405	332,035
	15,932,757	15,182,346
Less: Accumulated depreciation	(4,864,690)	(4,302,747)
	11,068,067	10,879,599
Undeveloped land	73,861	64,312
Investment in real estate joint venture	41,977	42,290
Real estate assets, net	11,183,905	10,986,201

Cash and cash equivalents	41,314	38,659
Restricted cash	13,777	22,412
Other assets	245,507	193,893
Total assets	$11,484,503	$11,241,165

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,180,084	$4,050,910
Secured notes payable	360,141	363,993
Accrued expenses and other liabilities	645,156	615,843
Total liabilities	5,185,381	5,030,746

Redeemable common stock	19,167	20,671

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 116,694,124 and 115,480,336 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (1)	1,168	1,152
Additional paid-in capital	7,399,921	7,202,834
Accumulated distributions in excess of net income	(1,298,263)	(1,188,854)
Accumulated other comprehensive loss	(8,764)	(10,052)
Total MAA shareholders’ equity	6,094,071	6,005,089
Noncontrolling interests - OP Units	163,128	163,595
Total Company’s shareholders’ equity	6,257,199	6,168,684
Noncontrolling interests - consolidated real estate entities	22,756	21,064
Total equity	6,279,955	6,189,748
Total liabilities and equity	$11,484,503	$11,241,165
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 are 142,546 and 136,429, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Operations

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	2023	2022	2021
Revenues:
Rental and other property revenues	$2,148,468	$2,019,866	$1,778,082
Expenses:
Operating expenses, excluding real estate taxes and insurance	461,540	435,108	404,288
Real estate taxes and insurance	306,601	288,586	266,877
Depreciation and amortization	565,063	542,998	533,433
Total property operating expenses	1,333,204	1,266,692	1,204,598
Property management expenses	67,784	65,463	55,732
General and administrative expenses	58,578	58,833	52,884
Interest expense	149,234	154,747	156,881
Loss (gain) on sale of depreciable real estate assets	62	(214,762)	(220,428)
Gain on sale of non-depreciable real estate assets	(54)	(809)	(811)
Other non-operating (income) expense	(31,185)	42,713	(33,902)
Income before income tax (expense) benefit	570,845	646,989	563,128
Income tax (expense) benefit	(4,744)	6,208	(13,637)
Income from continuing operations before real estate joint venture activity	566,101	653,197	549,491
Income from real estate joint venture	1,730	1,579	1,211
Net income	567,831	654,776	550,702
Net income attributable to noncontrolling interests	15,025	17,340	16,911
Net income available for shareholders	552,806	637,436	533,791
Dividends to MAA Series I preferred shareholders	3,688	3,688	3,688
Net income available for MAA common shareholders	$549,118	$633,748	$530,103

Earnings per common share - basic:
Net income available for MAA common shareholders	$4.71	$5.49	$4.62

Earnings per common share - diluted:
Net income available for MAA common shareholders	$4.71	$5.48	$4.61

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Net income	$567,831	$654,776	$550,702
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	1,326	1,114	1,114
Total comprehensive income	569,157	655,890	551,816
Comprehensive income attributable to noncontrolling interests	(15,063)	(17,374)	(17,029)
Comprehensive income attributable to MAA	$554,094	$638,516	$534,787

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Equity

Years ended December 31, 2023, 2022 and 2021

(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders								Noncontrolling
	Preferred Stock		Common Stock		Additional	Accumulated Distributions	Accumulated Other	Noncontrolling Interests -	Interests - Consolidated		Redeemable
	Shares	Amount	Shares	Amount	Paid-In Capital	in Excess of Net Income	Comprehensive Loss	Operating Partnership	Real Estate Entities	Total Equity	Common Stock
EQUITY BALANCE DECEMBER 31, 2020	868	$9	114,252	$1,141	$7,176,793	$(1,294,182)	$(12,128)	$206,927	$9,848	$6,088,408	$15,397
Net income	—	—	—	—	—	533,791	—	16,911	—	550,702	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	996	118	—	1,114	—
Issuance and registration of common shares	—	—	147	2	(431)	—	—	—	—	(429)	1,657
Shares repurchased and retired	—	—	(64)	—	(9,043)	—	—	—	—	(9,043)	—
Exercise of stock options	—	—	19	—	1,478	—	—	—	—	1,478	—
Shares issued in exchange for common units	—	—	851	8	43,284	—	—	(43,292)	—	—	—
Redeemable stock fair market value adjustment	—	—	—	—	—	(13,131)	—	—	—	(13,131)	13,131
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	723	—	—	(723)	—	—	—
Amortization of unearned compensation	—	—	—	—	18,152	—	—	—	—	18,152	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.1625 per share)	—	—	—	—	—	(478,597)	—	—	—	(478,597)	—
Distributions on noncontrolling interests units ($4.1625 per unit)	—	—	—	—	—	—	—	(14,825)	—	(14,825)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	13,766	13,766	—
EQUITY BALANCE DECEMBER 31, 2021	868	$9	115,205	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907	$30,185
Net income (loss)	—	—	—	—	—	637,436	—	17,633	(293)	654,776	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,080	34	—	1,114	—
Issuance and registration of common shares	—	—	169	1	(124)	—	—	—	—	(123)	1,687
Shares repurchased and retired	—	—	(71)	—	(14,043)	—	—	—	—	(14,043)	—
Exercise of stock options	—	—	—	—	28	—	—	—	—	28	—
Shares issued in exchange for common units	—	—	41	—	2,118	—	—	(2,118)	—	—	—
Shares reclassified to liabilities	—	—	—	—	—	—	—	—	—	—	(2,148)
Redeemable stock fair market value adjustment	—	—	—	—	—	9,053	—	—	—	9,053	(9,053)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	1,199	—	—	(1,199)	—	—	—
Amortization of unearned compensation	—	—	—	—	20,143	—	—	—	—	20,143	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.9875 per share)	—	—	—	—	—	(575,848)	—	—	—	(575,848)	—
Distributions on noncontrolling interests units ($4.9875 per unit)	—	—	—	—	—	—	—	(15,871)	—	(15,871)	—
Acquisition of noncontrolling interest	—	—	—	—	(37,443)	—	—	—	(5,627)	(43,070)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	3,370	3,370	—
EQUITY BALANCE DECEMBER 31, 2022	868	$9	115,344	$1,152	$7,202,834	$(1,188,854)	$(10,052)	$163,595	$21,064	$6,189,748	$20,671
Net income	—	—	—	—	—	552,806	—	14,963	62	567,831	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,288	38	—	1,326	—
Issuance and registration of common shares	—	—	1,244	12	203,333	—	—	—	—	203,345	2,135
Shares repurchased and retired	—	—	(57)	—	(7,870)	—	—	—	—	(7,870)	—
Shares issued in exchange for common units	—	—	21	—	1,092	—	—	(1,092)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	4	577	—	—	—	—	581	(581)
Redeemable stock fair market value adjustment	—	—	—	—	—	3,058	—	—	—	3,058	(3,058)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(3,486)	—	—	3,486	—	—	—
Amortization of unearned compensation	—	—	—	—	18,198	—	—	—	—	18,198	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($5.6700 per share)	—	—	—	—	—	(661,585)	—	—	—	(661,585)	—
Distributions on noncontrolling interests units ($5.6700 per unit)	—	—	—	—	—	—	—	(17,862)	—	(17,862)	—
Acquisition of noncontrolling interest	—	—	—	—	(14,757)	—	—	—	(1,000)	(15,757)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	2,630	2,630	—
EQUITY BALANCE DECEMBER 31, 2023	868	$9	116,552	$1,168	$7,399,921	$(1,298,263)	$(8,764)	$163,128	$22,756	$6,279,955	$19,167

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$567,831	$654,776	$550,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565,857	544,004	534,415
Loss (gain) on sale of depreciable real estate assets	62	(214,762)	(220,428)
Gain on sale of non-depreciable real estate assets	(54)	(809)	(811)
(Gain) loss on embedded derivative in preferred shares	(18,528)	21,107	4,560
Stock compensation expense	15,699	18,798	16,665
Amortization of debt issuance costs, discounts and premiums	5,909	6,064	5,652
(Gain) loss on investments	(4,449)	45,357	(51,713)
Net change in operating accounts and other operating activities	4,860	(16,056)	55,925
Net cash provided by operating activities	1,137,187	1,058,479	894,967

Cash flows from investing activities:
Purchases of real estate and other assets	(223,453)	(271,428)	(46,028)
Capital improvements and other	(341,224)	(296,176)	(279,635)
Development costs	(198,152)	(172,124)	(231,642)
Distributions from real estate joint venture	312	538	497
Contributions to affiliates	(16,636)	(13,849)	(4,669)
Proceeds from real estate asset dispositions	2,946	320,491	293,071
Net proceeds from insurance recoveries	945	27,312	14,820
Net cash used in investing activities	(775,262)	(405,236)	(253,586)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	475,000	20,000	(172,000)
Proceeds from notes payable	—	—	594,423
Principal payments on notes payable	(353,861)	(126,401)	(467,153)
Payment of deferred financing costs	(2)	(5,516)	(5,940)
Distributions to noncontrolling interests	(17,671)	(14,927)	(15,497)
Dividends paid on common shares	(651,717)	(539,605)	(470,401)
Dividends paid on preferred shares	(3,688)	(3,688)	(3,688)
Proceeds from issuances of common shares	205,070	1,083	645
Acquisition of noncontrolling interests	(15,757)	(43,070)	—
Net change in other financing activities	(5,279)	(10,646)	(6,787)
Net cash used in financing activities	(367,905)	(722,770)	(546,398)

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,980)	(69,527)	94,983
Cash, cash equivalents and restricted cash, beginning of period	61,071	130,598	35,615
Cash, cash equivalents and restricted cash, end of period	$55,091	$61,071	$130,598

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$41,314	$38,659	$54,302
Restricted cash	13,777	22,412	76,296
Total cash, cash equivalents and restricted cash	$55,091	$61,071	$130,598

Supplemental information:
Interest paid	$157,566	$157,497	$158,630
Income taxes paid	4,002	3,490	2,543
Non-cash transactions:
Distributions on common shares/ units declared and accrued	$176,162	$166,103	$128,916
Accrued construction in progress	23,345	16,484	15,123
Interest capitalized	12,376	8,728	9,720
Conversion of OP Units to shares of common stock	1,092	2,118	43,292

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in thousands)

	December 31, 2023	December 31, 2022
Assets
Real estate assets:
Land	$2,031,403	$2,008,364
Buildings and improvements and other	13,515,949	12,841,947
Development and capital improvements in progress	385,405	332,035
	15,932,757	15,182,346
Less: Accumulated depreciation	(4,864,690)	(4,302,747)
	11,068,067	10,879,599
Undeveloped land	73,861	64,312
Investment in real estate joint venture	41,977	42,290
Real estate assets, net	11,183,905	10,986,201

Cash and cash equivalents	41,314	38,659
Restricted cash	13,777	22,412
Other assets	245,507	193,893
Total assets	$11,484,503	$11,241,165

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,180,084	$4,050,910
Secured notes payable	360,141	363,993
Accrued expenses and other liabilities	645,156	615,843
Due to general partner	19	19
Total liabilities	5,185,400	5,030,765

Redeemable common units	19,167	20,671

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of December 31, 2023 and December 31, 2022, respectively	66,840	66,840
General partner, 116,694,124 and 115,480,336 OP Units outstanding as of December 31, 2023 and December 31, 2022, respectively (1)	6,036,154	5,948,498
Limited partners, 3,143,972 and 3,164,933 OP Units outstanding as of December 31, 2023 and December 31, 2022, respectively (1)	163,128	163,595
Accumulated other comprehensive loss	(8,942)	(10,268)
Total operating partners’ capital	6,257,180	6,168,665
Noncontrolling interests - consolidated real estate entities	22,756	21,064
Total equity	6,279,936	6,189,729
Total liabilities and equity	$11,484,503	$11,241,165
(1)
Number of units outstanding represents total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 are 142,546 and 136,429, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Operations

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per unit data)

	2023	2022	2021
Revenues:
Rental and other property revenues	$2,148,468	$2,019,866	$1,778,082
Expenses:
Operating expenses, excluding real estate taxes and insurance	461,540	435,108	404,288
Real estate taxes and insurance	306,601	288,586	266,877
Depreciation and amortization	565,063	542,998	533,433
Total property operating expenses	1,333,204	1,266,692	1,204,598
Property management expenses	67,784	65,463	55,732
General and administrative expenses	58,578	58,833	52,884
Interest expense	149,234	154,747	156,881
Loss (gain) on sale of depreciable real estate assets	62	(214,762)	(220,428)
Gain on sale of non-depreciable real estate assets	(54)	(809)	(811)
Other non-operating (income) expense	(31,185)	42,713	(33,902)
Income before income tax (expense) benefit	570,845	646,989	563,128
Income tax (expense) benefit	(4,744)	6,208	(13,637)
Income from continuing operations before real estate joint venture activity	566,101	653,197	549,491
Income from real estate joint venture	1,730	1,579	1,211
Net income	567,831	654,776	550,702
Net income (loss) attributable to noncontrolling interests	62	(293)	—
Net income available for MAALP unitholders	567,769	655,069	550,702
Distributions to MAALP preferred unitholders	3,688	3,688	3,688
Net income available for MAALP common unitholders	$564,081	$651,381	$547,014

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$4.71	$5.49	$4.62

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$4.71	$5.48	$4.61

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Net income	$567,831	$654,776	$550,702
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	1,326	1,114	1,114
Total comprehensive income	569,157	655,890	551,816
Comprehensive (income) loss attributable to noncontrolling interests	(62)	293	—
Comprehensive income attributable to MAALP	$569,095	$656,183	$551,816

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Changes in Capital

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Interests - Consolidated Real Estate Entities	Total Partnership Capital	Redeemable Common Units
CAPITAL BALANCE DECEMBER 31, 2020	$206,927	$5,817,270	$66,840	$(12,496)	$9,848	$6,088,389	$15,397
Net income	16,911	530,103	3,688	—	—	550,702	—
Other comprehensive income - derivative instruments	—	—	—	1,114	—	1,114	—
Issuance of units	—	(429)	—	—	—	(429)	1,657
Units repurchased and retired	—	(9,043)	—	—	—	(9,043)	—
Exercise of unit options	—	1,478	—	—	—	1,478	—
General partner units issued in exchange for limited partner units	(43,292)	43,292	—	—	—	—	—
Redeemable units fair market value adjustment	—	(13,131)	—	—	—	(13,131)	13,131
Adjustment for limited partners’ capital at redemption value	(605)	605	—	—	—	—	—
Amortization of unearned compensation	—	18,152	—	—	—	18,152	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.1625 per unit)	(14,825)	(478,597)	—	—	—	(493,422)	—
Contribution from noncontrolling interest	—	—	—	—	13,766	13,766	—
CAPITAL BALANCE DECEMBER 31, 2021	$165,116	$5,909,700	$66,840	$(11,382)	$23,614	$6,153,888	$30,185
Net income (loss)	17,633	633,748	3,688	—	(293)	654,776	—
Other comprehensive income - derivative instruments	—	—	—	1,114	—	1,114	—
Issuance of units	—	(123)	—	—	—	(123)	1,687
Units repurchased and retired	—	(14,043)	—	—	—	(14,043)	—
Exercise of unit options	—	28	—	—	—	28	—
General partner units issued in exchange for limited partner units	(2,118)	2,118	—	—	—	—	—
Shares reclassified to liabilities	—	—	—	—	—	—	(2,148)
Redeemable units fair market value adjustment	—	9,053	—	—	—	9,053	(9,053)
Adjustment for limited partners’ capital at redemption value	(1,165)	1,165	—	—	—	—	—
Amortization of unearned compensation	—	20,143	—	—	—	20,143	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.9875 per unit)	(15,871)	(575,848)	—	—	—	(591,719)	—
Acquisition of noncontrolling interest	—	(37,443)	—	—	(5,627)	(43,070)	—
Contribution from noncontrolling interest	—	—	—	—	3,370	3,370	—
CAPITAL BALANCE DECEMBER 31, 2022	$163,595	$5,948,498	$66,840	$(10,268)	$21,064	$6,189,729	$20,671
Net income	14,963	549,118	3,688	—	62	567,831	—
Other comprehensive income - derivative instruments	—	—	—	1,326	—	1,326	—
Issuance of units	—	203,345	—	—	—	203,345	2,135
Units repurchased and retired	—	(7,870)	—	—	—	(7,870)	—
General partner units issued in exchange for limited partner units	(1,092)	1,092	—	—	—	—	—
Units issued in exchange for redeemable units	—	581	—	—	—	581	(581)
Redeemable units fair market value adjustment	—	3,058	—	—	—	3,058	(3,058)
Adjustment for limited partners’ capital at redemption value	3,524	(3,524)	—	—	—	—	—
Amortization of unearned compensation	—	18,198	—	—	—	18,198	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($5.6700 per unit)	(17,862)	(661,585)	—	—	—	(679,447)	—
Acquisition of noncontrolling interest	—	(14,757)	—	—	(1,000)	(15,757)	—
Contribution from noncontrolling interest	—	—	—	—	2,630	2,630	—
CAPITAL BALANCE DECEMBER 31, 2023	$163,128	$6,036,154	$66,840	$(8,942)	$22,756	$6,279,936	$19,167

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Cash Flows

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$567,831	$654,776	$550,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565,857	544,004	534,415
Loss (gain) on sale of depreciable real estate assets	62	(214,762)	(220,428)
Gain on sale of non-depreciable real estate assets	(54)	(809)	(811)
(Gain) loss on embedded derivative in preferred shares	(18,528)	21,107	4,560
Stock compensation expense	15,699	18,798	16,665
Amortization of debt issuance costs, discounts and premiums	5,909	6,064	5,652
(Gain) loss on investments	(4,449)	45,357	(51,713)
Net change in operating accounts and other operating activities	4,860	(16,056)	55,925
Net cash provided by operating activities	1,137,187	1,058,479	894,967

Cash flows from investing activities:
Purchases of real estate and other assets	(223,453)	(271,428)	(46,028)
Capital improvements and other	(341,224)	(296,176)	(279,635)
Development costs	(198,152)	(172,124)	(231,642)
Distributions from real estate joint venture	312	538	497
Contributions to affiliates	(16,636)	(13,849)	(4,669)
Proceeds from real estate asset dispositions	2,946	320,491	293,071
Net proceeds from insurance recoveries	945	27,312	14,820
Net cash used in investing activities	(775,262)	(405,236)	(253,586)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	475,000	20,000	(172,000)
Proceeds from notes payable	—	—	594,423
Principal payments on notes payable	(353,861)	(126,401)	(467,153)
Payment of deferred financing costs	(2)	(5,516)	(5,940)
Distributions paid on common units	(669,388)	(554,532)	(485,898)
Distributions paid on preferred units	(3,688)	(3,688)	(3,688)
Proceeds from issuances of common units	205,070	1,083	645
Acquisition of noncontrolling interests	(15,757)	(43,070)	—
Net change in other financing activities	(5,279)	(10,646)	(6,787)
Net cash used in financing activities	(367,905)	(722,770)	(546,398)

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,980)	(69,527)	94,983
Cash, cash equivalents and restricted cash, beginning of period	61,071	130,598	35,615
Cash, cash equivalents and restricted cash, end of period	$55,091	$61,071	$130,598

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$41,314	$38,659	$54,302
Restricted cash	13,777	22,412	76,296
Total cash, cash equivalents and restricted cash	$55,091	$61,071	$130,598

Supplemental information:
Interest paid	$157,566	$157,497	$158,630
Income taxes paid	4,002	3,490	2,543
Non-cash transactions:
Distributions on common units declared and accrued	$176,162	$166,103	$128,916
Accrued construction in progress	23,345	16,484	15,123
Interest capitalized	12,376	8,728	9,720

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Consolidated Financial Statements

Years ended December 31, 2023, 2022 and 2021

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

As of December 31, 2023, MAA owned 116,694,124 OP Units (or 97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2023, the Company owned and operated 290 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of December 31, 2023, the Company also had five development communities under construction, totaling 1,970 apartment units once complete, and $391.6 million had been incurred through December 31, 2023. The Company expects to complete three of these developments in 2024 and two in 2025. As of December 31, 2023, 34 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2023.

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

The Company invests in entities that may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAALP is classified as a VIE because the limited partners lack substantive kick-out rights and substantive participating rights, and the Company is its primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including, but not limited to, those activities that most significantly impact the VIE’s economic performance and which party controls such activities. The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence but does not have the ability to exercise control. The factors considered in determining whether the Company has the ability to exercise significant influence or control include ownership of voting interests and participatory rights of investors (see “Investments in Unconsolidated Affiliates” below).

Noncontrolling Interests

As of December 31, 2023, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of December 31, 2023, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $265.1 million, and consolidated liabilities were $12.9 million. As of December 31, 2022, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $279.6 million, and consolidated liabilities were $14.5 million. During the years ended December 31, 2023 and 2022, the Company paid $15.8 million and $43.1 million, respectively, to acquire the noncontrolling interest of a consolidated real estate entity.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to “Buildings and improvements and other” as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, property taxes, insurance and salaries) during the years ended December 31, 2023, 2022 and 2021 were $20.6 million, $14.4 million and $16.6 million, respectively. Certain costs associated with the lease-up of development projects, including cost of model units, furnishings and signs, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

For residential leases, the fair value of the in-place leases and resident relationships is amortized over the remaining term of the resident leases. For retail and commercial leases, the fair value of in-place leases and tenant relationships is amortized over the remaining term of the leases. The net amount of these lease intangibles included in “Other assets” totaled $1.6 million and $0.8 million as of December 31, 2023 and 2022, respectively.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the appropriate asset and liability sections in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Undeveloped Land

Undeveloped land includes sites intended for future multifamily developments and sites for future commercial development, which are carried at cost and evaluated for impairment when indicators are present. Any costs incurred prior to commencement of pre-development activities are expensed as incurred.

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

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and six technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $42.0 million and $42.3 million as of December 31, 2023 and 2022, respectively.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of December 31, 2023 and 2022, the Company’s investments in the limited partnerships were $46.5 million and $36.7 million, respectively, and are included in “Other assets” in the accompanying Consolidated Balance Sheets, with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at estimated fair value, recognized in “Other non-operating (income) expense” in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.6 million of income, $35.4 million of expense and $51.7 million of income, respectively, from its investments in the limited partnerships. As of December 31, 2023, the Company was committed to make additional capital contributions totaling $33.6 million if and when called by the general partners of the limited partnerships.

Other Assets

Other assets consist primarily of receivables, the value of derivative contracts, right-of-use lease assets, investments in technology-focused limited partnerships, marketable equity securities, deferred rental concessions, the unamortized value of in-place leases and resident relationships, deferred financing costs relating to the revolving credit facility and commercial paper program and other prepaid expenses.

Marketable Equity Securities

Two of the technology-focused limited partnerships that are accounted for as investments in unconsolidated affiliates distributed publicly traded marketable equity securities to the Company and the other limited partners. During the years ended December 31, 2023 and 2022, the Company received marketable equity securities totaling $7.7 million and $18.0 million, respectively, which are noncash investing activities. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Consolidated Balance Sheets, with any related gains and losses, including unrealized gains and losses, recognized in “Other non-operating (income) expense” in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company’s investment in the marketable equity securities was $18.6 million and $8.0 million, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $2.9 million of income and $10.0 million of expense, respectively, from its investment in marketable equity securities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of accrued dividends payable, accrued real estate taxes, unearned income, right-of-use lease liabilities, security deposits, accrued payroll, general liability and workers compensation insurance, accrued capital improvements in progress, accrued interest payable, net deferred tax liability (see Note 7), accrued loss contingencies (see Note 11), accounts payable and other accrued expenses. The following table reflects a detail of the Company’s “Accrued expenses and other liabilities” balances as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Accrued dividends payable	$176,162	$166,103
Accrued real estate taxes	159,041	135,510
Unearned income	65,180	65,129
Right-of-use lease liabilities	27,344	28,671
Security deposits	27,138	26,533
Accrued payroll	26,145	27,667
General liability and workers compensation insurance	24,399	22,624
Accrued capital improvements in progress	23,345	16,484
Accrued interest payable	21,941	25,132
Accounts payable, accrued expenses and other	94,461	101,990
Total	$645,156	$615,843

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

Equity Forward Sale Agreements

In August 2021, MAA entered into, and in the future may enter into, forward sale agreements for the sale and issuance of shares of its common stock, either through an underwritten public offering or through MAA’s at-the-market share offering program, or ATM program. When MAA enters into a forward sale agreement, the contract requires MAA to sell its shares to a counterparty at a predetermined price at a future date, which price is subject to adjustment during the term of the contract for MAA’s anticipated dividends as well as for a daily interest factor that varies with changes in the federal funds rate. MAA generally has the ability to determine the dates and method of settlement (i.e., gross physical settlement, net share settlement or cash settlement), subject to certain conditions and the right of the counterparty to accelerate settlement under certain circumstances. The Company accounts for the shares of MAA’s common stock reserved for issuance upon settlement as equity in accordance with ASC Topic 815-40, Contracts in Entity’s Own Equity, which permits equity classification when a contract is considered indexed to its own stock and the contract requires or permits the issuing entity to settle the contract in shares (either physically or net in shares).

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

Before the issuance of shares of MAA’s common stock upon physical or net share settlement of the forward sale agreements, the shares issuable upon settlement of the forward sale agreements are reflected in MAA’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the forward sale agreements over the number of shares of common stock that could be purchased by MAA in the open market (based on the average market price during the period) using the proceeds to be received upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). When MAA physically or net share settles a forward sale agreement, the delivery of shares of common stock would result in an increase in the number of weighted average common shares outstanding and dilution to basic earnings per share. See Note 8 for additional disclosures regarding equity forward sale agreements.

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

In accordance with ASC Topic 842, rental revenues and non-lease reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported on a combined basis in the line item “Rental revenues,” as presented in the disaggregation of the Company’s revenues in Note 13. Other non-lease property revenues are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognized outside of the scope of ASC Topic 842 to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Other non-lease property revenues are reported in the line item “Other property revenues,” as presented in the disaggregation of the Company’s revenues in Note 13.

Advertising Costs

Costs associated with advertising activities are expensed as incurred and were $26.6 million, $24.4 million and $23.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than twelve months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of December 31, 2023 and 2022, right-of-use assets recorded within “Other assets” totaled $42.5 million and $44.6 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $27.3 million and $28.7 million, respectively, in the Consolidated Balance Sheets. Lease expense recognized for the years ended December 31, 2023, 2022 and 2021 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2023 and 2022 was also immaterial. See Note 11 for additional disclosures regarding leases.

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

Recently Issued Accounting Pronouncements

In 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends existing accounting standards and establishes new expanded disclosure requirements about a public entity’s reportable segments. Under the new standard, more information will be required regarding a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact this standard may have on the consolidated financial statements and related disclosures upon adoption.

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures about federal, state and foreign income taxes in an entity’s income tax rate reconciliation table and regarding cash taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. Management is currently evaluating the impact this standard may have on the consolidated financial statements and related disclosures upon adoption.

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

For the years ended December 31, 2023, 2022 and 2021, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

Calculation of Earnings per common share - basic	2023	2022	2021
Net income	$567,831	$654,776	$550,702
Net income attributable to noncontrolling interests	(15,025)	(17,340)	(16,911)
Unvested restricted shares (allocation of earnings)	(224)	(438)	(539)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders, adjusted	$548,894	$633,310	$529,564

Weighted average common shares - basic	116,521	115,344	114,717
Earnings per common share - basic	$4.71	$5.49	$4.62

Calculation of Earnings per common share - diluted
Net income	$567,831	$654,776	$550,702
Net income attributable to noncontrolling interests (1)	(15,025)	(17,340)	(16,911)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders, adjusted	$549,118	$633,748	$530,103

Weighted average common shares - basic	116,521	115,344	114,717
Effect of dilutive securities	124	239	322
Weighted average common shares - diluted	116,645	115,583	115,039
Earnings per common share - diluted	$4.71	$5.48	$4.61
(1)
For the years ended December 31, 2023, 2022 and 2021, 3.1 million, 3.2 million and 3.7 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the years ended December 31, 2023, 2022 and 2021, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

Calculation of Earnings per common unit - basic	2023	2022	2021
Net income	$567,831	$654,776	$550,702
Net (income) loss attributable to noncontrolling interests	(62)	293	—
Unvested restricted units (allocation of earnings)	(224)	(438)	(539)
Distributions to MAALP Series I preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$563,857	$650,943	$546,475

Weighted average common units - basic	119,674	118,538	118,400
Earnings per common unit - basic	$4.71	$5.49	$4.62

Calculation of Earnings per common unit - diluted
Net income	$567,831	$654,776	$550,702
Net (income) loss attributable to noncontrolling interests	(62)	293	—
Distributions to MAALP Series I preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$564,081	$651,381	$547,014

Weighted average common units - basic	119,674	118,538	118,400
Effect of dilutive securities	124	239	322
Weighted average common units - diluted	119,798	118,777	118,722
Earnings per common unit - diluted	$4.71	$5.48	$4.61

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

MAA’s stock compensation plans consist of a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2023 Omnibus Incentive Plan, or the Omnibus Plan, which was approved at the 2023 annual meeting of MAA shareholders. The Omnibus Plan allows for the grant of awards, including restricted stock and stock options, with respect to up to 1,000,000 shares. Prior to the Omnibus Plan, incentives were awarded under the Amended and Restated 2013 Stock Incentive Plan, or the Stock Incentive Plan, which was approved at the 2018 annual meeting of MAA shareholders. The Stock Incentive Plan allowed for the grant of awards, including restricted stock and stock options, with respect to up to 2,000,000 shares. MAA believes that such awards better align the interests of its employees with those of its shareholders. The Omnibus Plan and the Stock Incentive Plan are collectively referred to as the Stock Plans.

Compensation expense is generally recognized for service based restricted stock awards using the straight-line method over the vesting period of the shares regardless of cliff or ratable vesting distinctions. Compensation expense for market and performance based restricted stock awards is generally recognized using the accelerated amortization method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end. Additionally, compensation expense is adjusted for actual forfeitures for all awards in the period that the award was forfeited. Compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period. MAA presents stock compensation expense in the Consolidated Statements of Operations in “General and administrative expenses.”

Total compensation expense under the Stock Plans was $18.3 million, $20.1 million and $18.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Of these amounts, total compensation expense capitalized was $2.5 million, $1.3 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total unrecognized compensation expense was $13.1 million. This cost is expected to be recognized over the remaining weighted average period of 0.8 years. Total cash paid for the settlement of plan shares totaled $7.9 million, $14.0 million and $9.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Information concerning grants under the Stock Plans is provided below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, market condition, performance condition or a combination thereof and generally vests ratably over a period from the grant date up to 3 years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals, such as funds available for distribution targets, and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2023, 2022 and 2021, was $102.55, $144.77 and $88.22, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Risk free rate	4.096%	1.010%	0.161%
Dividend yield	3.550%	2.024%	3.341%
Volatility	28.99%	25.84%	28.04%
Requisite service period	3 years	3 years	3 years

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

A summary of the status of the nonvested restricted shares as of December 31, 2023, and the changes for the year ended December 31, 2023, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2023	125,765	$136.60
Issued	131,090	128.71
Vested	(159,590)	108.41
Forfeited	(835)	176.55
Nonvested as of December 31, 2023	96,430	$172.18

The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $17.3 million, $16.0 million and $15.8 million, respectively.

Stock Options

Options to purchase 463 shares of MAA's common stock were outstanding as of December 31, 2023. No stock options were granted or expired during the years ended December 31, 2023, 2022 and 2021. There were no options, 350 options and 19,032 options exercised during the years ended December 31, 2023, 2022 and 2021, respectively. These exercises resulted in net proceeds that were negligible during the year ended December 31, 2022 and $1.5 million for the year ended December 31, 2021.

5.
Borrowings

The following table summarizes the Company’s outstanding debt as of December 31, 2023 and 2022 (dollars in thousands):

			As of December 31, 2023
Unsecured debt	December 31, 2023	December 31, 2022	Weighted Average Effective Rate	Weighted Average Contract Maturity
Variable rate commercial paper program	$495,000	$20,000	5.7%	1/7/2024
Fixed rate senior notes	3,700,000	4,050,000	3.3%	11/23/2029
Debt issuance costs, discounts, premiums and fair market value adjustments	(14,916)	(19,090)
Total unsecured debt	$4,180,084	$4,050,910	3.6%

Secured debt
Fixed rate property mortgages	$363,293	$367,154	4.4%	1/26/2049
Debt issuance costs	(3,152)	(3,161)
Total secured debt	$360,141	$363,993	4.4%
Total outstanding debt	$4,540,225	$4,414,903	3.6%

Unsecured Revolving Credit Facility

In July 2022, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.25 billion with an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of December 31, 2023, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days. In September 2022, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding from time to time under the program to $625.0 million. As of December 31, 2023, MAALP had $495.0 million outstanding under the commercial paper program. For the year ended December 31, 2023, the average daily borrowings outstanding under the commercial paper program were $95.1 million.

Unsecured Senior Notes

As of December 31, 2023, MAALP had $3.7 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2029.

In October 2023, MAALP retired $350.0 million of publicly issued unsecured senior notes at maturity using available cash on hand and borrowings under the commercial paper program.

In January 2024, MAALP publicly issued $350.0 million in aggregate principal amount of unsecured senior notes due March 2034 with a coupon rate of 5.000% per annum and at an issue price of 99.019%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2024. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program. The notes have an effective interest rate of 5.123%.

Secured Property Mortgages

As of December 31, 2023, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

In July 2023, MAALP retired $3.0 million remaining on a mortgage associated with an apartment community prior to its June 2025 maturity.

Upcoming Debt Obligations

As of December 31, 2023, MAALP’s debt obligations over the next 12 months consist of approximately $895 million of principal obligations, including $495.0 million of commercial paper borrowings due January 2024 and $400.0 million of unsecured senior notes due June 2024.

Schedule of Maturities

The following table includes scheduled principal repayments of MAALP’s outstanding borrowings as of December 31, 2023, as well as the amortization of debt issuance costs, discounts, premiums and fair market value adjustments (in thousands):

	Maturities	Amortization	Total
2024	$895,000	$(340)	$894,660
2025	400,000	(1,453)	398,547
2026	300,000	(2,027)	297,973
2027	600,000	(2,666)	597,334
2028	400,000	(2,697)	397,303
Thereafter	1,963,293	(8,885)	1,954,408
Total	$4,558,293	$(18,068)	$4,540,225

6.
Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of December 31, 2023 and 2022 totaled $4.0 billion and $4.4 billion, respectively, and had estimated fair values of $3.7 billion and $3.9 billion (excluding prepayment penalties) as of December 31, 2023 and 2022, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of December 31, 2023 and 2022 totaled $495.0 million and $20.0 million, respectively, and the variable rate debt had estimated fair values of $495.0 million and $20.0 million as of December 31, 2023 and 2022, respectively. The fair values of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of December 31, 2023, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company uses various inputs in the analysis, including trading data available on the preferred shares, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates to estimate the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating (income) expense” in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, the fair value of the embedded derivative was $31.9 million and $13.4 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of December 31, 2023 and 2022 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of December 31, 2023, the Company had $8.8 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.9 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively (dollars in thousands):

Derivatives in Cash Flow	Location of Loss Reclassified	Net Loss Reclassified from AOCL into Interest Expense
Hedging Relationships	from AOCL into Income	2023	2022	2021
Terminated interest rate swaps	Interest expense	$(1,326)	$(1,114)	$(1,114)

Derivatives Not Designated	Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Earnings on Derivative
as Hedging Instruments	in Earnings on Derivative	2023	2022	2021
Preferred stock embedded derivative	Other non-operating (income) expense	$18,528	$(21,107)	$(4,560)

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

Taxable REIT Subsidiaries

A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRS generated taxable income of $4.6 million for the year ended December 31, 2023, taxable loss of $45.2 million for the year ended December 31, 2022 and taxable income of $51.8 million for the year ended December 31, 2021. The Company’s TRS recognized income tax expense of $1.0 million for the year ended December 31, 2023, income tax benefit of $9.5 million for the year ended December 31, 2022 and income tax expense of $10.9 million for the year ended December 31, 2021. One of the Company’s TRS generally provides the Company with services (property management services to a real estate joint venture and other services) for which the Company reimburses the TRS. In addition, one of the Company’s TRS owns the investments in the technology-focused limited partnerships and marketable securities that generate investment income and losses. The investment income or loss is recognized for tax purposes at the time of sale or exchange of the investment.

In addition to the TRS income tax provision, income tax expense primarily relates to the Texas-based margin tax for all Texas apartment communities. Income tax expense for the Company for the year ended December 31, 2023 was $4.7 million, income tax benefit for the year ended December 31, 2022 was $6.2 million and income tax expense for the year ended December 31, 2021 was $13.6 million, as presented in “Income tax (expense) benefit” in the accompanying Consolidated Statements of Operations.

As of December 31, 2023 and 2022, the components of the Company’s TRS deferred income tax assets and liabilities were as follows (dollars in thousands):

	December 31, 2023	December 31, 2022

Deferred tax liability:
Unrealized gain from limited partnerships	$300	$1,122
Unrealized gain from marketable securities & other	3,575	1,700
Total deferred tax liability	$3,875	$2,822
Net deferred tax liability	$3,875	$2,822

The net deferred tax liability balances are reflected in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets. The TRS have no reserve for uncertain tax positions for the years ended December 31, 2023 and 2022, and management does not believe there will be any material changes in the TRS unrecognized tax positions over the next 12 months. If necessary, the TRS accrue interest and penalties on unrecognized tax benefits as a component of income tax expense.

Net Operating Loss Carryforwards

As of December 31, 2023, the Company held federal net operating loss, or NOL, carryforwards of $46.2 million for income tax purposes that expire in the years 2024 to 2032. Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards prior to utilization. The Company may use these NOL to offset all or a portion of the taxable income generated at the REIT level. Tax years 2020 through 2023 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

Taxable Composition of Distributions

For income tax purposes, dividends paid to holders of common stock generally consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2023, 2022 and 2021, dividends per share held for the entire year were estimated to be taxable as follows:

	2023		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$5.60	100.00%	$4.44	95.03%	$2.43	59.18%
Capital gains	—	—	0.23	4.78%	1.36	33.15%
Un-recaptured Section 1250 gains	—	—	0.01	0.19%	0.31	7.67%
Total	$5.60	100%	$4.68	100%	$4.10	100%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties.

8.
Shareholders’ Equity of MAA

As of December 31, 2023, 116,694,124 shares of common stock of MAA and 3,143,972 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,838,096 common shares and units. As of December 31, 2022, 115,480,336 shares of common stock of MAA and 3,164,933 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,645,269 common shares and units.

Preferred Stock

As of December 31, 2023, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A OP Units have the ability to reinvest all or part of their distributions from the Operating Partnership into MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in MAA’s common stock of at least $250, but not more than $5,000 in any given month. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA currently has registered with the SEC the offer and sale of up to 1,906,762 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount. Shares of MAA’s common stock totaling 9,787 in 2023, 6,547 in 2022 and 6,301 in 2021 were acquired by participants under the DRSPP. MAA did not offer a discount for optional cash purchases in 2023, 2022 or 2021.

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. Under the forward sale agreements, the forward sale price was subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and was decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. In January 2023, MAA settled its two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million. The impact of the forward sale agreements was not dilutive to the Company’s diluted earnings per share for the years ended December 31, 2023 and 2022.

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

During the years ended December 31, 2023, 2022 and 2021 MAA did not sell any shares of common stock under its ATM program. As of December 31, 2023, 4.0 million shares remained issuable under the current ATM program.

9.
Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of December 31, 2023, there were 119,838,096 OP Units outstanding, 116,694,124, or 97.4%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,143,972 OP Units were Class A OP Units owned by Class A limited partners. As of December 31, 2022, there were 118,645,269 OP Units outstanding, 115,480,336, or 97.3%, of which were owned by MAA and 3,164,933 of which were owned by the Class A limited partners.

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

As of December 31, 2023, a total of 3,143,972 Class A OP Units were outstanding and redeemable for 3,143,972 shares of MAA common stock, with an approximate value of $422.7 million, based on the closing price of MAA’s common stock on December 31, 2023 of $134.46 per share. As of December 31, 2022, a total of 3,164,933 Class A OP Units were outstanding and redeemable for 3,164,933 shares of MAA common stock, with an approximate value of $496.9 million, based on the closing price of MAA’s common stock on December 31, 2022 of $156.99 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of December 31, 2023, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of December 31, 2023, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 6 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10.
Employee Benefit Plans

The following provides details of the employee benefit plans not previously discussed in Note 4.

401(k) Savings Plans

MAA’s 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA’s Board of Directors has the discretion to approve matching contributions to the 401(k) Plan. MAA recognized expense from the 401(k) Plan of $4.7 million, $4.4 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Non-Qualified Executive Deferred Compensation Retirement Plan

MAA has adopted the MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated effective January 1, 2016, or the Deferred Compensation Plan, for certain executive employees. Under the terms of the Deferred Compensation Plan, employees may elect to defer a percentage of their compensation and bonus, and MAA may, but is not obligated to, match a portion of the employees’ salary deferral. MAA recognized expense on its match to the Deferred Compensation Plan for the years ended December 31, 2023, 2022 and 2021 of $0.4 million, $0.5 million and $0.1 million, respectively.

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

For the years ended December 31, 2023, 2022 and 2021, directors deferred 9,459 shares, 6,122 shares and 6,944 shares of common stock, respectively, with weighted-average grant date fair values of $145.96, $174.76 and $164.23, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in the redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. As of December 31, 2023, there was no liability related to mandatorily redeemable shares. As of December 31, 2022, $0.7 million of mandatorily redeemable shares were recorded as a liability and classified in “Accrued expenses and other liabilities” in the Consolidated Balance Sheets.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all participants with an account balance under the ESOP became 100% vested. The Company did not contribute to the ESOP during 2023, 2022 or 2021. As of December 31, 2023, the ESOP held 123,762 shares with a fair value of $16.6 million.

11.
Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of approximately 34 years and a weighted average discount rate of approximately 4.5%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2023 (in thousands):

Operating Leases
2024	$2,951
2025	2,919
2026	2,968
2027	3,002
2028	1,583
Thereafter	55,605
Total minimum lease payments	69,028
Net present value adjustments	(41,684)
Right-of-use lease liabilities	$27,344

Legal Proceedings

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

As of December 31, 2023 and 2022, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $7.6 million and $10.0 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets.
12.
Related Party Transactions

The cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a negligible payable to MAA, its general partner, as of December 31, 2023 and 2022 that is eliminated in the preparation of MAA’s consolidated financial statements. The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.

13.
Segment Information

As of December 31, 2023, the Company owned and operated 290 multifamily apartment communities (which does not include development communities under construction) in 15 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Revenues and NOI for each reportable segment for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Revenues:
Same Store
Rental revenues	$2,013,283	$1,895,071	$1,683,380
Other property revenues	11,468	11,932	11,854
Total Same Store revenues	2,024,751	1,907,003	1,695,234
Non-Same Store and Other
Rental revenues	122,935	111,067	81,822
Other property revenues	782	1,796	1,026
Total Non-Same Store and Other revenues	123,717	112,863	82,848
Total rental and other property revenues	$2,148,468	$2,019,866	$1,778,082
Net Operating Income:
Same Store NOI	$1,306,939	$1,232,893	$1,061,572
Non-Same Store and Other NOI	73,388	63,279	45,345
Total NOI	1,380,327	1,296,172	1,106,917
Depreciation and amortization	(565,063)	(542,998)	(533,433)
Property management expenses	(67,784)	(65,463)	(55,732)
General and administrative expenses	(58,578)	(58,833)	(52,884)
Interest expense	(149,234)	(154,747)	(156,881)
(Loss) gain on sale of depreciable real estate assets	(62)	214,762	220,428
Gain on sale of non-depreciable real estate assets	54	809	811
Other non-operating income (expense)	31,185	(42,713)	33,902
Income tax (expense) benefit	(4,744)	6,208	(13,637)
Income from real estate joint venture	1,730	1,579	1,211
Net income attributable to noncontrolling interests	(15,025)	(17,340)	(16,911)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders	$549,118	$633,748	$530,103

Assets for each reportable segment as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Assets:
Same Store	$9,509,470	$9,697,889
Non-Same Store and Other	1,776,165	1,370,721
Corporate	198,868	172,555
Total assets	$11,484,503	$11,241,165

14.
Real Estate Acquisitions and Dispositions

During the year ended December 31, 2023, the Company closed on the acquisition of a 323-unit multifamily apartment community located in the Phoenix, Arizona market for approximately $103 million and a 352-unit multifamily apartment community located in the Charlotte, North Carolina market for approximately $107 million. During the year ended December 31, 2022, the Company acquired a 196-unit multifamily apartment community located in the Tampa, Florida market for approximately $73 million and a 344-unit multifamily apartment community located in the Charlotte, North Carolina market for approximately $140 million.

During the year ended December 31, 2023, the Company did not dispose of any multifamily apartment communities. During the year ended December 31, 2022, the Company closed on the dispositions of two multifamily communities in the Fort Worth, Texas market, one multifamily community in Maryland and one multifamily community in the Austin, Texas market. The Company received combined gross proceeds of approximately $325 million and recognized a combined gain on the sale of depreciable real estate assets of approximately $215 million.

During the year ended December 31, 2023, the Company acquired a six-acre land parcel in the Orlando, Florida market for approximately $12 million and a half-acre land parcel in the Raleigh, North Carolina market for approximately $1 million. During the year ended December 31, 2022, the Company acquired five land parcels for future development for approximately $59 million.

During the year ended December 31, 2023, the Company closed on the disposition of 21 acres of land in the Gulf Shores, Alabama market for gross proceeds of approximately $3 million, resulting in the recognition of a negligible gain on the sale of non-depreciable real estate assets. During the year ended December 31, 2022, the Company closed on the disposition of two land parcels in the Huntsville, Alabama market for combined gross proceeds of approximately $1 million, resulting in the recognition of a negligible gain on the sale of non-depreciable real estate assets.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

December 31, 2023

(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2023
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Birchall at Ross Bridge	Birmingham, AL	$—		$2,641	$28,842	$—	$4,874	$2,641	$33,716	$36,357	$(14,048)	$22,309	2009	2011
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,762	22,079	—	7,639	3,762	29,718	33,480	(13,775)	19,705	2010	2013
Colonial Village at Trussville	Birmingham, AL	—		3,403	31,813	—	7,581	3,403	39,394	42,797	(16,557)	26,240	1996/97	2013
Eagle Ridge	Birmingham, AL	—		852	7,667	—	6,044	852	13,711	14,563	(10,133)	4,430	1986	1998
Colonial Grand at Traditions	Gulf Shores, AL	—		3,212	25,162	—	7,726	3,212	32,888	36,100	(14,324)	21,776	2007	2013
Colonial Grand at Edgewater	Huntsville, AL	—		4,944	38,673	—	10,725	4,944	49,398	54,342	(19,236)	35,106	1990	2013
Paddock Club at Providence	Huntsville, AL	—		1,740	10,152	—	19,404	1,740	29,556	31,296	(18,831)	12,465	1993	1997
Colonial Grand at Madison	Madison, AL	—		3,602	28,934	—	4,895	3,602	33,829	37,431	(14,534)	22,897	2000	2013
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	3,536	1,290	15,774	17,064	(6,523)	10,541	2008	2013
Colonial Grand at Liberty Park	Vestavia Hills, AL	—		3,922	30,977	—	10,185	3,922	41,162	45,084	(17,933)	27,151	2000	2013
MAA Sky View	Gilbert, AZ	—		2,668	14,577	—	3,453	2,668	18,030	20,698	(9,220)	11,478	2007	2009
MAA City Gate	Mesa, AZ	—		4,219	26,255	—	5,505	4,219	31,760	35,979	(13,121)	22,858	2002	2013
MAA Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	5,241	7,901	32,423	40,324	(16,691)	23,633	2007	2008
MAA Fountainhead	Phoenix, AZ	—	(1)	12,212	56,705	—	3,705	12,212	60,410	72,622	(13,915)	58,707	2015	2016
MAA Foothills	Phoenix, AZ	—		12,741	47,701	—	6,651	12,741	54,352	67,093	(31,364)	35,729	2005	2006
MAA Phoenix Midtown	Phoenix, AZ	—		9,001	—	—	74,433	9,001	74,433	83,434	(10,403)	73,031	2021	2019
MAA Central Ave	Phoenix, AZ	—		11,323	90,350	—	—	11,323	90,350	101,673	(541)	101,132	2022	2023
MAA Old Town Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	13,075	7,820	64,702	72,522	(24,850)	47,672	1994/95	2013
MAA Camelback	Scottsdale, AZ	—		3,612	20,273	—	7,136	3,612	27,409	31,021	(10,475)	20,546	1999	2013
MAA SkySong	Scottsdale, AZ	—		—	55,748	—	5,160	—	60,908	60,908	(14,354)	46,554	2014	2015
MAA River North	Denver, CO	—		14,500	28,900	—	41,814	14,500	70,714	85,214	(14,943)	70,271	2018	2016
MAA Promenade	Denver, CO	—		24,111	81,317	—	23,171	24,111	104,488	128,599	(18,619)	109,980	2017/19	2018
MAA Westglenn	Denver, CO	—		8,077	—	—	74,335	8,077	74,335	82,412	(9,398)	73,014	2021	2018
MAA Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	8,512	1,024	17,731	18,755	(12,741)	6,014	1985	1996
MAA Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	10,220	2,980	50,450	53,430	(19,988)	33,442	1999	2013
MAA Indigo Point	Brandon, FL	—		1,167	10,500	—	6,619	1,167	17,119	18,286	(11,661)	6,625	1989	2000
MAA Brandon	Brandon, FL	—		2,896	26,111	—	10,844	2,896	36,955	39,851	(26,741)	13,110	1998	1997
MAA Coral Springs	Coral Springs, FL	—		9,600	40,004	—	19,014	9,600	59,018	68,618	(34,915)	33,703	1996	2004
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	7,070	1,800	22,949	24,749	(13,687)	11,062	1999	1998
Retreat at Magnolia Parke	Gainesville, FL	—		2,040	16,338	—	1,973	2,040	18,311	20,351	(7,986)	12,365	2009	2011
MAA Heathrow	Heathrow, FL	—		4,101	35,684	—	6,673	4,101	42,357	46,458	(18,480)	27,978	1997	2013
220 Riverside	Jacksonville, FL	—		2,381	35,514	—	9,621	2,381	45,135	47,516	(10,000)	37,516	2015	2012
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	4,420	4,000	23,915	27,915	(10,140)	17,775	2008	2011
Coopers Hawk	Jacksonville, FL	—		854	7,500	—	5,620	854	13,120	13,974	(10,199)	3,775	1987	1995
Hunters Ridge Deerwood	Jacksonville, FL	—		1,533	13,835	—	7,159	1,533	20,994	22,527	(16,017)	6,510	1987	1997
Lakeside	Jacksonville, FL	—		1,430	12,883	—	10,902	1,430	23,785	25,215	(18,466)	6,749	1985	1996
Lighthouse at Fleming Island	Jacksonville, FL	—		4,047	35,052	—	7,883	4,047	42,935	46,982	(27,537)	19,445	2003	2003
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	5,267	1,411	20,234	21,645	(12,142)	9,503	1998	1998
MAA Mandarin Lakes	Jacksonville, FL	—		2,857	6,475	—	23,781	2,857	30,256	33,113	(15,848)	17,265	1987/2008	1995
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	4,235	6,417	40,304	46,721	(16,663)	30,058	2009	2011
Woodhollow	Jacksonville, FL	—		1,678	15,179	—	11,404	1,678	26,583	28,261	(20,669)	7,592	1986	1997
MAA Lake Mary	Lake Mary, FL	—	(2)	6,346	41,539	—	26,633	6,346	68,172	74,518	(23,829)	50,689	2012	2013
MAA Town Park	Lake Mary, FL	—		9,223	66,873	—	11,657	9,223	78,530	87,753	(34,905)	52,848	2004/05	2013
MAA Heather Glen	Orlando, FL	—		4,662	56,988	—	10,465	4,662	67,453	72,115	(28,202)	43,913	2000	2013
MAA Randal Lakes	Orlando, FL	—		8,859	50,553	—	50,750	8,859	101,303	110,162	(23,114)	87,048	2014/17	2013
MAA Robinson	Orlando, FL	—		6,003	—	—	91,741	6,003	91,741	97,744	(11,620)	86,124	2021	2018
MAA Baldwin Park	Orlando, FL	—		18,101	144,200	—	7,015	18,101	151,215	169,316	(43,119)	126,197	2011	2016
MAA Crosswater	Orlando, FL	—		7,046	52,585	—	3,181	7,046	55,766	62,812	(14,359)	48,453	2013	2016
MAA Parkside	Orlando, FL	—		5,669	49,754	—	10,855	5,669	60,609	66,278	(16,663)	49,615	1999	2016
MAA Lake Nona	Orlando, FL	—		7,880	41,175	—	8,389	7,880	49,564	57,444	(20,138)	37,306	2006	2012
Sand Lake	Orlando, FL	—		7,635	—	—	56,019	7,635	56,019	63,654	(7,632)	56,022	2021	2019
MAA Palm Harbor	Palm Harbor, FL	—		6,900	26,613	—	6,114	6,900	32,727	39,627	(16,900)	22,727	2000	2009
Club at Panama Beach	Panama City, FL	—		893	14,276	—	6,718	893	20,994	21,887	(13,126)	8,761	2000	1998
MAA Twin Lakes	Sanford, FL	—		3,091	47,793	—	7,978	3,091	55,771	58,862	(22,697)	36,165	2005	2013
Paddock Club Tallahassee	Tallahassee, FL	—		1,480	4,805	—	16,114	1,480	20,919	22,399	(16,166)	6,233	1992	1997
Verandas at Southwood	Tallahassee, FL	—		3,600	25,914	—	3,292	3,600	29,206	32,806	(9,867)	22,939	2003	2011
MAA Belmere	Tampa, FL	—		852	7,667	—	10,059	852	17,726	18,578	(12,488)	6,090	1984	1994
MAA Hampton Preserve	Tampa, FL	—		17,029	131,398	—	6,709	17,029	138,107	155,136	(32,817)	122,319	2012/21	2013/22
MAA Carrollwood	Tampa, FL	—		927	7,355	—	8,301	927	15,656	16,583	(11,174)	5,409	1980	1998
MAA Bay View	Tampa, FL	—		4,541	28,381	—	3,215	4,541	31,596	36,137	(8,951)	27,186	1997	2016
MAA Harbour Island	Tampa, FL	—		16,296	116,193	—	19,476	16,296	135,669	151,965	(39,833)	112,132	1997	2016
MAA Hyde Park	Tampa, FL	—		16,891	95,259	—	13,903	16,891	109,162	126,053	(31,218)	94,835	1994	2016
MAA Rocky Point	Tampa, FL	—		35,260	153,102	—	23,041	35,260	176,143	211,403	(50,629)	160,774	1994-1996	2016
MAA SoHo Square	Tampa, FL	—	(1)	5,190	56,296	—	2,218	5,190	58,514	63,704	(14,636)	49,068	2012	2016
MAA Tampa Oaks	Tampa, FL	—		2,891	19,055	—	5,038	2,891	24,093	26,984	(11,896)	15,088	2005	2008
MAA Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	5,171	3,051	47,939	50,990	(19,693)	31,297	2004	2013
MAA Windermere	Windermere, FL	—	(1)	2,711	36,710	—	4,129	2,711	40,839	43,550	(16,012)	27,538	2009	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2023
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Briarcliff	Atlanta, GA	—		24,614	114,921	—	11,207	24,614	126,128	150,742	(34,513)	116,229	1996	2016
MAA Brookhaven	Atlanta, GA	—		29,048	106,463	—	15,230	29,048	121,693	150,741	(35,573)	115,168	1989-1992	2016
MAA Brookwood	Atlanta, GA	—	(2)	11,168	52,758	—	8,369	11,168	61,127	72,295	(24,045)	48,250	2008	2012
MAA Buckhead	Atlanta, GA	—		8,633	19,844	—	12,300	8,633	32,144	40,777	(13,651)	27,126	2002	2012
MAA Centennial Park	Atlanta, GA	—		13,650	10,950	—	63,329	13,650	74,279	87,929	(13,099)	74,830	2018	2016
MAA Chastain	Atlanta, GA	—		30,223	82,964	—	6,053	30,223	89,017	119,240	(24,772)	94,468	1990	2016
MAA Dunwoody	Atlanta, GA	—		15,799	48,054	—	7,672	15,799	55,726	71,525	(15,838)	55,687	1995	2016
MAA Gardens	Atlanta, GA	—		17,907	56,093	—	12,754	17,907	68,847	86,754	(19,499)	67,255	1996	2016
MAA Glen	Atlanta, GA	—		13,878	51,079	—	9,017	13,878	60,096	73,974	(17,023)	56,951	1996	2016
MAA Lenox	Atlanta, GA	—		23,876	165,572	—	6,392	23,876	171,964	195,840	(51,397)	144,443	2006/15	2016
MAA Midtown	Atlanta, GA	—		7,000	44,000	—	41,969	7,000	85,969	92,969	(15,158)	77,811	2017	2016
MAA Oglethorpe	Atlanta, GA	—		6,856	31,441	—	8,682	6,856	40,123	46,979	(19,786)	27,193	1994	2008
MAA Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	2,665	11,974	57,929	69,903	(15,439)	54,464	1992-1994/2009	2016
MAA Piedmont Park	Atlanta, GA	—		11,025	34,277	—	6,445	11,025	40,722	51,747	(10,559)	41,188	1999	2016
MAA Riverside	Atlanta, GA	—		23,765	89,369	—	13,151	23,765	102,520	126,285	(32,186)	94,099	1996	2016
MAA Spring	Atlanta, GA	—		18,596	57,819	—	8,770	18,596	66,589	85,185	(20,475)	64,710	1999	2016
MAA Stratford	Atlanta, GA	—		—	30,051	—	7,361	—	37,412	37,412	(11,622)	25,790	1999	2016
Novel West Midtown	Atlanta, GA	—		7,000	—	—	83,646	7,000	83,646	90,646	(2,383)	88,263	2021	2023
MAA Berkeley Lake	Duluth, GA	—		1,960	15,707	—	4,164	1,960	19,871	21,831	(9,758)	12,073	1998	2013
MAA McDaniel Farm	Duluth, GA	—		3,985	32,206	—	8,205	3,985	40,411	44,396	(19,278)	25,118	1997	2013
MAA Pleasant Hill	Duluth, GA	—		6,753	32,202	—	9,731	6,753	41,933	48,686	(19,200)	29,486	1996	2013
MAA Prescott	Duluth, GA	—		3,840	24,011	—	8,458	3,840	32,469	36,309	(19,734)	16,575	2001	2004
MAA River Oaks	Duluth, GA	—		4,349	13,579	—	5,749	4,349	19,328	23,677	(10,672)	13,005	1992	2013
MAA River Place	Duluth, GA	—		2,059	19,158	—	6,548	2,059	25,706	27,765	(11,591)	16,174	1994	2013
MAA Mount Vernon	Dunwoody, GA	—		6,861	23,748	—	5,707	6,861	29,455	36,316	(12,388)	23,928	1997	2013
MAA Lake Lanier	Gainesville, GA	—		6,710	40,994	—	14,825	6,710	55,819	62,529	(33,672)	28,857	1998/2001	2005
MAA Shiloh	Kennesaw, GA	—		4,864	45,893	—	10,243	4,864	56,136	61,000	(24,595)	36,405	2002	2013
MAA Milstead	LaGrange, GA	—		3,100	29,240	—	5,570	3,100	34,810	37,910	(13,116)	24,794	1998	2008
MAA Barrett Creek	Marietta, GA	—		5,661	26,186	—	5,414	5,661	31,600	37,261	(15,487)	21,774	1999	2013
MAA Benton	Pooler, GA	—		3,550	66,347	—	10,052	3,550	76,399	79,949	(31,876)	48,073	2001/08	2013
MAA Avala	Savannah, GA	—		1,500	24,862	—	3,616	1,500	28,478	29,978	(12,141)	17,837	2009	2011
MAA Hammocks	Savannah, GA	—		2,441	36,863	—	9,348	2,441	46,211	48,652	(19,218)	29,434	1997	2013
MAA Huntington	Savannah, GA	—		2,521	8,223	—	3,455	2,521	11,678	14,199	(5,107)	9,092	1986	2013
MAA Georgetown Grove	Savannah, GA	—		1,288	11,579	—	4,878	1,288	16,457	17,745	(12,821)	4,924	1997	1998
Oaks at Wilmington Island	Savannah, GA	—		2,864	25,315	—	7,405	2,864	32,720	35,584	(18,708)	16,876	1999	2006
MAA West Village	Smyrna, GA	—		14,410	73,733	—	13,222	14,410	86,955	101,365	(28,750)	72,615	2006/12	2014
Ranch at Prairie Trace	Overland Park, KS	—		3,500	40,614	—	3,881	3,500	44,495	47,995	(10,211)	37,784	2015	2015
MAA Pinnacle	Lexington, KY	—		2,024	31,525	—	8,997	2,024	40,522	42,546	(24,708)	17,838	2000	1998
MAA Lakepointe	Lexington, KY	—		411	3,699	—	3,327	411	7,026	7,437	(5,650)	1,787	1986	1994
MAA Mansion	Lexington, KY	—		694	6,242	—	5,410	694	11,652	12,346	(9,078)	3,268	1989	1994
MAA Village	Lexington, KY	—		900	8,097	—	6,144	900	14,241	15,141	(11,491)	3,650	1989	1994
Stonemill Village	Louisville, KY	—		1,169	10,518	—	12,802	1,169	23,320	24,489	(17,951)	6,538	1985	1994
Market Station	Kansas City, MO	—		5,814	46,241	—	5,839	5,814	52,080	57,894	(19,914)	37,980	2010	2012
The Denton	Kansas City, MO	—		5,520	50,939	—	30,399	5,520	81,338	86,858	(17,501)	69,357	2013/14/17	2015
MAA Beaver Creek	Apex, NC	—		7,491	34,863	—	4,819	7,491	39,682	47,173	(16,227)	30,946	2007	2013
MAA Hermitage	Cary, NC	—		896	8,099	—	6,558	896	14,657	15,553	(11,150)	4,403	1988	1997
MAA 900 Waterford	Cary, NC	—		4,000	20,250	—	7,150	4,000	27,400	31,400	(15,781)	15,619	1996	2005
MAA 1225	Charlotte, NC	—		9,612	22,342	—	34,917	9,612	57,259	66,871	(18,730)	48,141	2010	2010
MAA Ayrsley	Charlotte, NC	—		2,481	52,119	—	20,616	2,481	72,735	75,216	(27,197)	48,019	2008	2013
MAA Ballantyne	Charlotte, NC	—		16,216	44,817	—	6,324	16,216	51,141	67,357	(14,547)	52,810	2004	2016
MAA Beverly Crest	Charlotte, NC	—		3,161	24,004	—	7,427	3,161	31,431	34,592	(12,446)	22,146	1996	2013
MAA Chancellor Park	Charlotte, NC	—		5,311	28,016	—	8,358	5,311	36,374	41,685	(15,200)	26,485	1999	2013
MAA City Grand	Charlotte, NC	—		1,620	17,499	—	2,538	1,620	20,037	21,657	(7,879)	13,778	2005	2013
MAA Enclave	Charlotte, NC	—		1,461	18,984	—	3,096	1,461	22,080	23,541	(8,308)	15,233	2008	2013
MAA Gateway	Charlotte, NC	—		17,528	57,444	—	16,196	17,528	73,640	91,168	(20,536)	70,632	2000	2016
MAA Legacy Park	Charlotte, NC	—		2,891	28,272	—	5,734	2,891	34,006	36,897	(14,199)	22,698	2001	2013
MAA LoSo	Charlotte, NC	—		14,600	108,076	—	17,490	14,600	125,566	140,166	(4,707)	135,459	2021	2022
MAA Prosperity Creek	Charlotte, NC	—		4,591	27,713	—	4,094	4,591	31,807	36,398	(13,776)	22,622	2005	2013
MAA Reserve	Charlotte, NC	—		4,628	44,282	—	14,845	4,628	59,127	63,755	(14,935)	48,820	2013	2013
MAA South Line	Charlotte, NC	—		18,835	58,795	—	7,132	18,835	65,927	84,762	(16,985)	67,777	2009	2016
MAA South Park	Charlotte, NC	—		20,869	65,517	—	11,703	20,869	77,220	98,089	(22,064)	76,025	1996	2016
MAA South Tryon	Charlotte, NC	—		2,260	19,489	—	4,506	2,260	23,995	26,255	(10,097)	16,158	2002	2013
MAA University Lake	Charlotte, NC	—		3,250	31,389	—	7,483	3,250	38,872	42,122	(17,008)	25,114	1998	2013
MAA Uptown	Charlotte, NC	—		10,888	30,078	—	10,015	10,888	40,093	50,981	(10,400)	40,581	2000	2016
MAA Optimist Park	Charlotte, NC	—		10,574	95,346	—	501	10,574	95,847	106,421	(578)	105,843	2023	2023
MAA Cornelius	Cornelius, NC	—		4,571	29,151	—	3,535	4,571	32,686	37,257	(14,397)	22,860	2009	2013
MAA Patterson	Durham, NC	—		2,590	27,126	—	5,786	2,590	32,912	35,502	(13,674)	21,828	1997	2013
MAA Research Park	Durham, NC	—		4,201	37,682	—	7,539	4,201	45,221	49,422	(18,992)	30,430	2002	2013
MAA Duke Forest	Durham, NC	—		3,271	15,609	—	4,021	3,271	19,630	22,901	(9,227)	13,674	1985	2013
MAA Huntersville	Huntersville, NC	—		4,251	31,948	—	5,568	4,251	37,516	41,767	(16,331)	25,436	2008	2013
MAA Fifty-One	Matthews, NC	—		3,071	21,830	—	8,458	3,071	30,288	33,359	(14,171)	19,188	2008	2013
MAA Matthews Commons	Matthews, NC	—		3,690	28,536	—	4,074	3,690	32,610	36,300	(13,855)	22,445	2008	2013
MAA Arringdon	Morrisville, NC	—		6,401	31,134	—	7,531	6,401	38,665	45,066	(15,925)	29,141	2003	2013
MAA Brierdale	Raleigh, NC	—		7,372	50,202	—	4,850	7,372	55,052	62,424	(22,730)	39,694	2010	2013
MAA Brier Falls	Raleigh, NC	—		6,572	48,910	—	4,685	6,572	53,595	60,167	(21,495)	38,672	2008	2013
MAA Crabtree	Raleigh, NC	—		2,241	18,434	—	4,821	2,241	23,255	25,496	(9,072)	16,424	1997	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2023
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Trinity	Raleigh, NC	—		5,232	45,138	—	8,360	5,232	53,498	58,730	(22,957)	35,773	2000/02	2013
MAA Hue	Raleigh, NC	—		3,690	29,910	—	4,193	3,690	34,103	37,793	(12,013)	25,780	2009	2010
MAA Wade Park	Raleigh, NC	—		19,434	98,288	—	29,864	19,434	128,152	147,586	(37,983)	109,603	2011/17/19	2016
MAA Preserve	Raleigh, NC	—		5,831	21,980	—	29,157	5,831	51,137	56,968	(26,485)	30,483	2004	2006
MAA Providence	Raleigh, NC	—		4,695	29,007	—	3,894	4,695	32,901	37,596	(17,020)	20,576	2007	2008
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	3,701	4,091	33,527	37,618	(14,246)	23,372	2009	2013
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	7,347	4,909	32,990	37,899	(14,520)	23,379	2007	2013
MAA Tanglewood	Anderson, SC	—		427	3,853	—	3,687	427	7,540	7,967	(6,146)	1,821	1980	1994
MAA 1201 Midtown	Charleston, SC	—		18,679	63,759	—	18,891	18,679	82,650	101,329	(16,423)	84,906	2015/18	2016
MAA Cypress Cove	Charleston, SC	—		3,610	28,645	—	6,562	3,610	35,207	38,817	(14,284)	24,533	2001	2013
MAA Hampton Pointe	Charleston, SC	—		3,971	22,790	—	11,706	3,971	34,496	38,467	(13,937)	24,530	1986	2013
MAA Westchase	Charleston, SC	—		4,571	20,091	—	7,226	4,571	27,317	31,888	(12,679)	19,209	1985	2013
MAA James Island	Charleston, SC	—		920	24,097	—	8,839	920	32,936	33,856	(13,639)	20,217	1987	2013
MAA Rivers Walk	Charleston, SC	—		8,831	39,430	—	3,992	8,831	43,422	52,253	(10,714)	41,539	2013/16	2013
Paddock Club Columbia	Columbia, SC	—		1,840	16,560	—	7,990	1,840	24,550	26,390	(18,658)	7,732	1991	1997
Fairways	Columbia, SC	—		910	8,207	—	3,661	910	11,868	12,778	(10,322)	2,456	1992	1994
MAA Crowfield	Goose Creek, SC	—		1,321	14,163	—	5,678	1,321	19,841	21,162	(9,215)	11,947	1985	2013
MAA Highland Ridge	Greenville, SC	—		482	4,337	—	3,754	482	8,091	8,573	(5,946)	2,627	1984	1995
MAA Howell Commons	Greenville, SC	—		1,304	11,740	—	6,346	1,304	18,086	19,390	(13,871)	5,519	1987	1997
MAA Innovation	Greenville, SC	—		4,437	52,026	—	3,607	4,437	55,633	60,070	(13,876)	46,194	2015	2016
MAA Paddock Club	Greenville, SC	—		1,200	10,800	—	4,421	1,200	15,221	16,421	(11,631)	4,790	1996	1997
MAA Haywood	Greenville, SC	—		360	2,925	—	6,090	360	9,015	9,375	(6,938)	2,437	1983	1993
MAA Spring Creek	Greenville, SC	—		583	5,374	—	4,775	583	10,149	10,732	(7,336)	3,396	1985	1995
MAA Greene	Greenville, SC	—		5,427	66,546	—	1,786	5,427	68,332	73,759	(8,152)	65,607	2019	2019
MAA Runaway Bay	Mt. Pleasant, SC	—		1,096	7,269	—	9,438	1,096	16,707	17,803	(12,229)	5,574	1988	1995
MAA Commerce Park	North Charleston, SC	—		2,780	33,966	—	6,753	2,780	40,719	43,499	(16,635)	26,864	2008	2013
MAA Point Place	Simpsonville, SC	—		1,216	18,666	—	3,046	1,216	21,712	22,928	(10,103)	12,825	2008	2010
MAA Park Place	Spartanburg, SC	—		723	6,504	—	3,428	723	9,932	10,655	(7,758)	2,897	1987	1997
MAA Waters Edge	Summerville, SC	—		2,103	9,187	—	7,032	2,103	16,219	18,322	(8,002)	10,320	1985	2013
MAA Farm Springs	Summerville, SC	—		2,800	26,295	—	4,312	2,800	30,607	33,407	(16,784)	16,623	2007	2007
Hamilton Pointe	Chattanooga, TN	—		1,131	10,632	—	9,246	1,131	19,878	21,009	(11,045)	9,964	1989	1992
Hidden Creek	Chattanooga, TN	—		972	8,954	—	8,873	972	17,827	18,799	(9,798)	9,001	1987	1988
Steeplechase	Chattanooga, TN	—		217	1,957	—	5,598	217	7,555	7,772	(4,714)	3,058	1986	1991
Windridge	Chattanooga, TN	—		817	7,416	—	6,003	817	13,419	14,236	(9,974)	4,262	1984	1997
Kirby Station	Memphis, TN	—		1,148	10,337	—	12,029	1,148	22,366	23,514	(17,500)	6,014	1978	1994
Lincoln on the Green	Memphis, TN	—		1,498	20,483	—	20,699	1,498	41,182	42,680	(32,253)	10,427	1992	1994
Park Estate	Memphis, TN	—		178	1,141	—	4,114	178	5,255	5,433	(4,031)	1,402	1974	1977
Reserve at Dexter Lake	Memphis, TN	—		3,407	16,043	—	52,160	3,407	68,203	71,610	(37,724)	33,886	2000	1998
MAA Murfreesboro	Murfreesboro, TN	—		915	14,774	—	5,549	915	20,323	21,238	(12,624)	8,614	1999	1998
MAA Acklen	Nashville, TN	—		12,761	58,906	—	2,937	12,761	61,843	74,604	(13,709)	60,895	2015	2017
MAA Indian Lake	Nashville, TN	—		4,950	28,053	—	3,968	4,950	32,021	36,971	(13,454)	23,517	2010	2011
MAA Kennesaw Farms	Nashville, TN	—		3,456	22,443	—	6,054	3,456	28,497	31,953	(12,804)	19,149	2008	2010
MAA Brentwood	Nashville, TN	—		1,191	10,739	—	11,334	1,191	22,073	23,264	(16,219)	7,045	1986	1994
MAA Charlotte Ave	Nashville, TN	—		7,898	54,480	—	3,301	7,898	57,781	65,679	(11,320)	54,359	2016	2017
MAA Bellevue	Nashville, TN	—		17,193	64,196	—	10,042	17,193	74,238	91,431	(25,860)	65,571	1996/2015	2013
MAA Nashville West	Nashville, TN	—		2,963	33,673	—	12,722	2,963	46,395	49,358	(26,754)	22,604	2001	1998
MAA Monthaven Park	Nashville, TN	—		2,736	28,902	—	8,866	2,736	37,768	40,504	(24,295)	16,209	2000	2004
MAA Park	Nashville, TN	—		1,524	14,800	—	10,369	1,524	25,169	26,693	(20,313)	6,380	1987	1995
MAA Cool Springs	Nashville, TN	—		6,670	—	—	55,260	6,670	55,260	61,930	(16,774)	45,156	2012	2010
MAA Sam Ridley	Nashville, TN	—		3,350	28,308	—	6,430	3,350	34,738	38,088	(15,714)	22,374	2009	2010
MAA Balcones Woods	Austin, TX	—		1,598	14,398	—	13,464	1,598	27,862	29,460	(18,577)	10,883	1983	1997
MAA Canyon Creek	Austin, TX	—		3,621	32,137	—	4,418	3,621	36,555	40,176	(15,269)	24,907	2008	2013
MAA Canyon Pointe	Austin, TX	—		3,778	20,201	—	5,170	3,778	25,371	29,149	(11,400)	17,749	2003	2013
MAA Double Creek	Austin, TX	—		3,131	29,375	—	2,777	3,131	32,152	35,283	(13,616)	21,667	2013	2013
MAA Onion Creek	Austin, TX	—		4,902	33,010	—	4,752	4,902	37,762	42,664	(16,419)	26,245	2009	2013
MAA Wells Branch	Austin, TX	—	(1)	3,722	32,283	—	4,612	3,722	36,895	40,617	(14,870)	25,747	2008	2013
MAA Quarry Oaks	Austin, TX	—		4,621	34,461	—	16,399	4,621	50,860	55,481	(20,218)	35,263	1996	2013
MAA Sunset Valley	Austin, TX	—		3,150	11,393	—	7,079	3,150	18,472	21,622	(10,495)	11,127	1996	2004
MAA Western Oaks	Austin, TX	—	(2)	9,100	49,339	—	6,061	9,100	55,400	64,500	(22,242)	42,258	2001	2009
MAA Barton Creek	Austin, TX	—		8,683	21,497	—	5,287	8,683	26,784	35,467	(7,795)	27,672	1998	2016
MAA Park Mesa	Austin, TX	—		4,653	19,828	—	2,856	4,653	22,684	27,337	(6,262)	21,075	1992	2016
MAA South Lamar	Austin, TX	—		20,542	74,093	—	30,082	20,542	104,175	124,717	(26,455)	98,262	2011/17	2016
MAA West Austin	Austin, TX	—	(1)	7,805	48,843	—	5,334	7,805	54,177	61,982	(17,723)	44,259	2009	2016
MAA Brushy Creek	Austin, TX	—		2,900	24,009	—	7,281	2,900	31,290	34,190	(18,127)	16,063	2003	2006
MAA East Austin	Austin, TX	—		2,281	6,169	—	16,575	2,281	22,744	25,025	(11,718)	13,307	1987	1995
MAA Barton Skyway	Austin, TX	—		1,405	12,769	—	14,224	1,405	26,993	28,398	(15,959)	12,439	1977	1997
MAA Windmill Hill	Austin, TX	—		5,006	—	—	54,847	5,006	54,847	59,853	(4,498)	55,355	2022	2020
MAA Shoal Creek	Bedford, TX	—		4,982	27,377	—	8,276	4,982	35,653	40,635	(15,206)	25,429	1996	2013
MAA Willow Creek	Bedford, TX	—		3,109	33,488	—	12,731	3,109	46,219	49,328	(20,120)	29,208	1996	2013
MAA Hebron	Carrollton, TX	—		4,231	42,237	—	3,397	4,231	45,634	49,865	(17,920)	31,945	2011	2013
MAA Cedar park	Cedar Park, TX	—		7,232	56,640	—	8,629	7,232	65,269	72,501	(26,726)	45,775	2005	2013
Grand Cypress	Cypress, TX	—		3,881	24,267	—	5,370	3,881	29,637	33,518	(9,612)	23,906	2008	2013
MAA Medical District	Dallas, TX	—		4,050	33,779	—	5,583	4,050	39,362	43,412	(14,562)	28,850	2007	2013
MAA Highlands North	Dallas, TX	—		988	8,893	—	5,956	988	14,849	15,837	(10,657)	5,180	1986	1998

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2023
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Grand Courtyards	Dallas, TX	—		2,730	22,240	—	8,327	2,730	30,567	33,297	(16,799)	16,498	2000	2006
MAA Lowes Farm	Dallas, TX	—		5,016	41,091	—	5,279	5,016	46,370	51,386	(19,418)	31,968	2008	2011
MAA Frisco Bridges	Dallas, TX	—		14,845	66,571	—	66,810	14,845	133,381	148,226	(37,021)	111,205	2009/13/21	2013
MAA McKinney Avenue	Dallas, TX	—		34,765	40,127	—	13,732	34,765	53,859	88,624	(16,057)	72,567	1993/96	2016
MAA Worthington	Dallas, TX	—		13,713	43,268	—	12,005	13,713	55,273	68,986	(14,685)	54,301	1993/2008	2016
MAA Abbey	Dallas, TX	—		2,711	4,369	—	1,226	2,711	5,595	8,306	(1,560)	6,746	1996	2016
MAA Addison Circle	Dallas, TX	—		12,308	189,419	—	32,293	12,308	221,712	234,020	(62,482)	171,538	1998-2000	2016
MAA North Hall	Dallas, TX	—		13,030	14,383	—	5,174	13,030	19,557	32,587	(6,375)	26,212	1998	2016
MAA Eastside	Dallas, TX	—		7,134	58,095	—	6,196	7,134	64,291	71,425	(19,193)	52,232	2008	2016
MAA Gallery	Dallas, TX	—		4,391	7,910	—	3,301	4,391	11,211	15,602	(3,366)	12,236	1999	2016
MAA Heights	Dallas, TX	—		26,245	37,922	—	8,001	26,245	45,923	72,168	(12,894)	59,274	1998-1999/ 2009	2016
MAA Katy Trail	Dallas, TX	—		10,333	32,456	—	3,220	10,333	35,676	46,009	(9,323)	36,686	2010	2016
MAA Legacy	Dallas, TX	—	(1)	6,575	55,277	—	11,212	6,575	66,489	73,064	(17,727)	55,337	2000	2016
MAA Meridian	Dallas, TX	—		8,780	13,654	—	1,973	8,780	15,627	24,407	(4,626)	19,781	1991	2016
MAA Uptown Village	Dallas, TX	—		34,974	33,213	—	11,726	34,974	44,939	79,913	(13,865)	66,048	1995-2000	2016
MAA Watermark	Dallas, TX	—		960	14,438	—	4,957	960	19,395	20,355	(11,830)	8,525	2002	2004
MAA Bear Creek	Euless, TX	—		6,453	30,048	—	8,795	6,453	38,843	45,296	(16,687)	28,609	1998	2013
MAA Fairview	Fairview, TX	—		2,171	35,077	—	3,224	2,171	38,301	40,472	(14,601)	25,871	2012	2013
MAA Starwood	Frisco, TX	—		3,240	26,069	—	3,881	3,240	29,950	33,190	(13,543)	19,647	2009	2010
MAA Grapevine	Grapevine, TX	—		2,351	29,757	—	11,039	2,351	40,796	43,147	(16,685)	26,462	1985/86	2013
Greenwood Forest	Houston, TX	—		3,465	23,482	—	4,117	3,465	27,599	31,064	(10,039)	21,025	1994	2013
Legacy Pines	Houston, TX	—		2,142	19,066	—	6,250	2,142	25,316	27,458	(16,293)	11,165	1999	2003
MAA Energy Park	Houston, TX	—		2,061	15,830	—	5,594	2,061	21,424	23,485	(11,544)	11,941	1996	2007
Post 510	Houston, TX	—		7,226	33,366	—	3,060	7,226	36,426	43,652	(10,659)	32,993	2014	2016
Post at Afton Oaks	Houston, TX	—		11,503	65,469	—	5,380	11,503	70,849	82,352	(22,518)	59,834	2017	2016
Post Midtown Square	Houston, TX	—		19,038	89,570	—	11,319	19,038	100,889	119,927	(29,230)	90,697	1999/2013	2016
Ranchstone	Houston, TX	—		1,480	14,807	—	5,292	1,480	20,099	21,579	(10,809)	10,770	1996	2007
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	7,149	1,968	27,077	29,045	(15,134)	13,911	1999	2006
Retreat at Vintage Park	Houston, TX	—	(1)	8,211	40,352	—	4,279	8,211	44,631	52,842	(10,760)	42,082	2014	2014
MAA Greater Heights	Houston, TX	—	(2)	13,107	62,764	—	4,657	13,107	67,421	80,528	(14,225)	66,303	2015	2016
MAA Park Point	Houston, TX	—		9,031	—	—	46,024	9,031	46,024	55,055	(5,533)	49,522	N/A	2018
Cascade at Fall Creek	Humble, TX	—		5,985	40,011	—	7,183	5,985	47,194	53,179	(24,462)	28,717	2007	2007
MAA Bella Casita	Irving, TX	—		2,521	26,432	—	6,490	2,521	32,922	35,443	(14,091)	21,352	2007	2010
MAA Valley Ranch	Irving, TX	—		5,072	37,397	—	17,925	5,072	55,322	60,394	(25,238)	35,156	1997	2013
MAA Las Colinas	Irving, TX	—	(2)	3,902	40,691	—	5,363	3,902	46,054	49,956	(17,049)	32,907	2006	2013
MAA Remington Hills	Irving, TX	—		4,390	21,822	—	18,507	4,390	40,329	44,719	(16,237)	28,482	1984	2013
MAA Times Square	McKinney, TX	—		1,130	28,058	—	7,673	1,130	35,731	36,861	(16,342)	20,519	2009	2010
MAA Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	5,773	4,034	25,301	29,335	(8,528)	20,807	2000	2013
MAA Market Center	Plano, TX	—		16,894	110,705	—	8,587	16,894	119,292	136,186	(28,139)	108,047	2013/15	2014
MAA Highwood	Plano, TX	—		864	7,783	—	4,707	864	12,490	13,354	(9,237)	4,117	1983	1998
MAA Los Rios	Plano, TX	—		3,273	28,823	—	10,213	3,273	39,036	42,309	(24,904)	17,405	2000	2003
MAA Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	10,672	3,382	37,602	40,984	(21,698)	19,286	1999	2005
MAA Copper Ridge	Roanoke, TX	—		4,166	—	—	49,433	4,166	49,433	53,599	(14,469)	39,130	2009/20	2008
MAA Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	5,051	5,511	41,292	46,803	(17,151)	29,652	2009	2013
MAA Round Rock	Round Rock, TX	—		4,691	45,379	—	5,369	4,691	50,748	55,439	(20,685)	34,754	1997	2013
MAA Sierra Vista	Round Rock, TX	—		2,561	16,488	—	6,726	2,561	23,214	25,775	(10,319)	15,456	1999	2013
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	5,284	2,380	32,266	34,646	(14,316)	20,330	2009	2011
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	3,732	4,257	40,491	44,748	(10,164)	34,584	2014	2014
Haven at Blanco	San Antonio, TX	—		5,411	45,958	—	6,368	5,411	52,326	57,737	(20,734)	37,003	2010	2012
Stone Ranch at Westover Hills	San Antonio, TX	—		4,000	24,992	—	5,234	4,000	30,226	34,226	(14,503)	19,723	2009	2009
Cypresswood Court	Spring, TX	—		576	5,190	—	6,831	576	12,021	12,597	(7,635)	4,962	1984	1994
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	6,030	1,918	21,876	23,794	(12,877)	10,917	1996	2004
Green Tree Place	Woodlands, TX	—		539	4,850	—	6,051	539	10,901	11,440	(7,545)	3,895	1984	1994
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	2,704	11,044	39,393	50,437	(10,220)	40,217	2013	2014
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	5,116	5,280	36,457	41,737	(15,394)	26,343	2002	2012
Apartments at Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	5,112	10,990	53,808	64,798	(15,688)	49,110	2012	2016
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	6,154	4,842	27,831	32,673	(10,386)	22,287	1980	2013
Seasons at Celebrate Virginia	Fredericksburg, VA	—		14,490	32,083	—	43,922	14,490	76,005	90,495	(25,117)	65,378	2011	2011
Station Square at Cosner's Corner	Fredericksburg, VA	—		12,825	51,078	—	4,233	12,825	55,311	68,136	(14,259)	53,877	2013/16	2013
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	5,298	4,851	26,976	31,827	(11,420)	20,407	1986	2013
Colonial Village at West End	Glen Allen, VA	—		4,661	18,908	—	4,262	4,661	23,170	27,831	(9,723)	18,108	1987	2013
Township in Hampton Woods	Hampton, VA	—		1,509	8,189	—	11,521	1,509	19,710	21,219	(13,560)	7,659	1987	1995
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	7,556	6,733	36,777	43,510	(15,891)	27,619	1989	2013
Radius	Newport News, VA	—		5,040	36,481	—	8,156	5,040	44,637	49,677	(11,015)	38,662	2012	2015
Ashley Park	Richmond, VA	—		4,761	13,365	—	4,590	4,761	17,955	22,716	(8,328)	14,388	1988	2013
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	7,403	6,021	36,407	42,428	(15,129)	27,299	1984	2013
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	7,998	4,930	43,596	48,526	(18,611)	29,915	2003	2011
Retreat at West Creek	Richmond, VA	—		10,112	36,136	—	16,358	10,112	52,494	62,606	(11,795)	50,811	2015/17	2015
Post Carlyle Square	Washington D.C.	—		29,728	154,309	—	6,700	29,728	161,009	190,737	(43,358)	147,379	2006/13	2016
Post Corners at Trinity Center	Washington D.C.	—		7,664	70,012	—	6,007	7,664	76,019	83,683	(20,197)	63,486	1996	2016

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2023
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Post Fallsgrove	Washington D.C.	—		17,524	58,896	—	7,234	17,524	66,130	83,654	(18,422)	65,232	2003	2016
MAA National Landing	Washington D.C.	—		30,452	125,091	—	18,673	30,452	143,764	174,216	(40,178)	134,038	2001	2016
Post Tysons Corner	Washington D.C.	—		30,776	82,021	—	13,144	30,776	95,165	125,941	(25,326)	100,615	1990	2016
Total Residential Properties		—		1,903,416	10,093,055	—	3,189,542	1,903,416	13,282,597	15,186,013	(4,773,253)	10,412,760
220 Riverside Retail	Jacksonville, FL	—		119	2,902	—	1,060	119	3,962	4,081	(612)	3,469	2015	2019
MAA Parkside Retail	Orlando, FL	—		742	11,924	—	1,564	742	13,488	14,230	(3,670)	10,560	1999	2016
MAA Robinson Retail	Orlando, FL	—		—	563	—	248	—	811	811	(48)	763	2021	2018
MAA Harbour Island Retail	Tampa, FL	—		386	4,315	—	403	386	4,718	5,104	(1,226)	3,878	1997	2016
MAA Rocky Point Retail	Tampa, FL	—		34	51	—	423	34	474	508	(305)	203	1994-1996	2016
MAA SoHo Square Retail	Tampa, FL	—	(1)	268	4,033	—	51	268	4,084	4,352	(1,550)	2,802	2012	2016
MAA Buckhead Retail	Atlanta, GA	—		867	3,465	—	1,008	867	4,473	5,340	(1,592)	3,748	2012	2012
MAA Piedmont Park Retail	Atlanta, GA	—		426	1,089	—	33	426	1,122	1,548	(310)	1,238	1999	2016
MAA Riverside Office	Atlanta, GA	—		9,680	22,108	—	14,179	9,680	36,287	45,967	(10,872)	35,095	1996	2016
MAA Riverside Retail	Atlanta, GA	—		889	2,340	—	2,698	889	5,038	5,927	(1,362)	4,565	1996	2016
Post Training Facility	Atlanta, GA	—		1,092	968	—	33	1,092	1,001	2,093	(565)	1,528	1999	2016
MAA West Village Retail	Smyrna, GA	—		3,408	8,446	—	2,001	3,408	10,447	13,855	(3,255)	10,600	2012	2014
The Denton Retail	Kansas City, MO	—		700	4,439	—	1,377	700	5,816	6,516	(1,443)	5,073	2014	2015
MAA 1225 Retail	Charlotte, NC	—		52	199	—	249	52	448	500	(209)	291	2010	2010
MAA Gateway Retail	Charlotte, NC	—		318	1,430	—	91	318	1,521	1,839	(423)	1,416	2000	2016
MAA South Line Retail	Charlotte, NC	—		470	1,289	—	291	470	1,580	2,050	(430)	1,620	2009	2016
MAA Uptown Retail	Charlotte, NC	—		319	1,144	—	25	319	1,169	1,488	(317)	1,171	1998	2016
MAA Leasing Center	Charlotte, NC	—		1,290	1,488	—	193	1,290	1,681	2,971	(472)	2,499	1998	2016
MAA Hue Retail	Raleigh, NC	—		—	2,129	—	100	—	2,229	2,229	(412)	1,817	2010	2018
MAA Wade Park Retail	Raleigh, NC	—		317	4,552	—	166	317	4,718	5,035	(1,665)	3,370	2011	2016
The Greene Retail	Greenville, SC	—		—	—	—	—	—	—	—	—	—	2019	2019
MAA South Lamar Retail	Austin, TX	—		421	3,072	—	689	421	3,761	4,182	(971)	3,211	2011	2016
MAA Frisco Bridges Retail	Dallas, TX	—		779	6,593	—	755	779	7,348	8,127	(2,219)	5,908	2009	2016
MAA McKinney Avenue Retail	Dallas, TX	—		1,581	5,982	—	475	1,581	6,457	8,038	(1,697)	6,341	1996	2016
MAA Worthington Retail	Dallas, TX	—		108	495	—	422	108	917	1,025	(259)	766	1993/2008	2016
MAA Addison Circle Office	Dallas, TX	—		1,395	4,280	—	2,262	1,395	6,542	7,937	(1,985)	5,952	1998-2000	2016
MAA Addison Circle Retail	Dallas, TX	—		448	21,386	—	3,302	448	24,688	25,136	(7,100)	18,036	1998-2000	2016
MAA North Hall Retail	Dallas, TX	—		347	716	—	141	347	857	1,204	(270)	934	1998	2016
MAA Eastside Retail	Dallas, TX	—		682	10,645	—	774	682	11,419	12,101	(3,083)	9,018	2008	2016
MAA Heights Retail	Dallas, TX	—		1,065	3,314	—	924	1,065	4,238	5,303	(1,087)	4,216	1997	2016
MAA Katy Trail Retail	Dallas, TX	—		465	4,883	—	101	465	4,984	5,449	(1,284)	4,165	2010	2016
MAA Legacy Retail	Dallas, TX	—	(1)	150	3,334	—	449	150	3,783	3,933	(992)	2,941	2000	2016
Post Midtown Square Retail	Houston, TX	—		1,322	16,005	—	602	1,322	16,607	17,929	(4,480)	13,449	1999/2013	2016
Rise Condo Devel LP Retail	Houston, TX	—		—	2,280	—	68	—	2,348	2,348	(639)	1,709	1999/2013	2016
MAA Bella Casita Retail	Irving, TX	—		46	186	—	221	46	407	453	(169)	284	2007	2010
MAA Times Square Retail	McKinney, TX	—		253	1,310	—	5,996	253	7,306	7,559	(1,764)	5,795	2009	2010
Post Carlyle Square Retail	Washington D.C.	—		1,048	7,930	—	283	1,048	8,213	9,261	(2,186)	7,075	2006/16	2016
Total Retail / Commercial Properties		—		31,487	171,285	—	43,657	31,487	214,942	246,429	(60,923)	185,506
Novel Daybreak	Salt Lake City, UT	—		7,025	—	—	84,602	7,025	84,602	91,627	(1,457)	90,170	N/A	2021
Novel Val Vista	Phoenix, AZ	—		7,285	—	—	63,944	7,285	63,944	71,229	—	71,229	N/A	2020
MAA Milepost 35	Denver, CO	—		12,572	—	—	83,058	12,572	83,058	95,630	—	95,630	N/A	2022
MAA Nixie	Raleigh, NC	—		9,880	—	—	41,206	9,880	41,206	51,086	—	51,086	N/A	2022
MAA Breakwater	Tampa, FL	—		23,514	—	—	72,435	23,514	72,435	95,949	—	95,949	N/A	2022
Total Active Development Properties		—		60,276	—	—	345,245	60,276	345,245	405,521	(1,457)	404,064
Total Properties		—		1,995,179	10,264,340	—	3,578,444	1,995,179	13,842,784	15,837,963	(4,835,633)	11,002,330
Total Land Held for Future Developments		—		73,861	—	—	—	73,861	—	73,861	—	73,861	N/A	Various
Total Properties in Predevelopment		—		36,224	—	—	17,219	36,224	17,219	53,443	—	53,443	N/A	Various
Corporate Properties		—		—	41,351	—	—	—	41,351	41,351	(29,057)	12,294	Various	Various
Total Other		—		110,085	41,351	—	17,219	110,085	58,570	168,655	(29,057)	139,598
Total Real Estate Assets, net of Real Estate Joint Venture		$—		$2,105,264	$10,305,691	$—	$3,595,663	$2,105,264	$13,901,354	$16,006,618	$(4,864,690)	$11,141,928
(1)
Encumbered by a $191.3 million secured property mortgage, with a fixed interest rate of 4.43%, which matures on February 10, 2049.
(2)
Encumbered by a $172.0 million secured property mortgage, with a fixed interest rate of 4.44%, which matures on January 10, 2049.
(3)
The aggregate cost for federal income tax purposes was approximately $12.7 billion (unaudited) as of December 31, 2023. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.
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

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

Years ended December 31, 2023, 2022 and 2021

The following table summarizes the Company’s changes in real estate investments and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	2023	2022	2021
Real estate investments:
Balance at beginning of year	$15,246,658	$14,704,237	$14,338,895
Acquisitions (1)	223,735	272,342	44,086
Less: fair market value of leases included in acquisitions	(2,050)	(1,505)	—
Improvement and development	546,237	469,661	506,775
Disposition of real estate assets (2)	(7,962)	(198,077)	(185,519)
Balance at end of year	$16,006,618	$15,246,658	$14,704,237
Accumulated depreciation:
Balance at beginning of year	$4,302,747	$3,848,161	$3,415,105
Depreciation	562,760	540,708	531,848
Disposition of real estate assets (2)	(817)	(86,122)	(98,792)
Balance at end of year	$4,864,690	$4,302,747	$3,848,161
(1)
Includes non-cash activity related to acquisitions.
(2)
Includes assets sold, casualty losses and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.