Form 10-Q
period 2024-09-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2024-10-31
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	October 28, 2024
Common Stock, $0.01 par value	116,880,291

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2024 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2024, MAA owned 116,880,291 OP Units (97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Real estate assets:
Land	$2,085,464	$2,031,403
Buildings and improvements and other	13,956,601	13,515,949
Development and capital improvements in progress	499,619	385,405
	16,541,684	15,932,757
Less: Accumulated depreciation	(5,217,893)	(4,864,690)
	11,323,791	11,068,067
Undeveloped land	73,861	73,861
Investment in real estate joint venture	41,693	41,977
Real estate assets, net	11,439,345	11,183,905

Cash and cash equivalents	50,232	41,314
Restricted cash	13,829	13,777
Other assets	237,525	245,507
Assets held for sale	15,321	—
Total assets	$11,756,252	$11,484,503

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,515,733	$4,180,084
Secured notes payable	360,235	360,141
Accrued expenses and other liabilities	726,172	645,156
Total liabilities	5,602,140	5,185,381

Redeemable common stock	22,518	19,167

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 116,880,291 and 116,694,124 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (1)	1,166	1,168
Additional paid-in capital	7,413,674	7,399,921
Accumulated distributions in excess of net income	(1,458,816)	(1,298,263)
Accumulated other comprehensive loss	(7,359)	(8,764)
Total MAA shareholders’ equity	5,948,674	6,094,071
Noncontrolling interests - OP Units	155,562	163,128
Total Company’s shareholders’ equity	6,104,236	6,257,199
Noncontrolling interests - consolidated real estate entities	27,358	22,756
Total equity	6,131,594	6,279,955
Total liabilities and equity	$11,756,252	$11,484,503
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 are 141,710 and 142,546, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Rental and other property revenues	$551,126	$542,042	$1,641,183	$1,606,221
Expenses:
Operating expenses, excluding real estate taxes and insurance	134,475	122,660	378,887	347,868
Real estate taxes and insurance	77,086	76,563	236,272	228,491
Depreciation and amortization	146,722	146,702	434,764	424,175
Total property operating expenses	358,283	345,925	1,049,923	1,000,534
Property management expenses	17,265	16,298	54,461	50,317
General and administrative expenses	12,728	13,524	42,444	43,329
Interest expense	42,726	36,651	124,352	110,655
Loss on sale of depreciable real estate assets	—	75	25	61
Gain on sale of non-depreciable real estate assets	—	—	—	(54)
Other non-operating expense (income)	1,678	16,493	(2,604)	(3,966)
Income before income tax (expense) benefit	118,446	113,076	372,582	405,345
Income tax (expense) benefit	(670)	209	(3,485)	(3,596)
Income from continuing operations before real estate joint venture activity	117,776	113,285	369,097	401,749
Income from real estate joint venture	454	447	1,405	1,214
Net income	118,230	113,732	370,502	402,963
Net income attributable to noncontrolling interests	3,035	3,000	9,605	10,633
Net income available for shareholders	115,195	110,732	360,897	392,330
Dividends to MAA Series I preferred shareholders	922	922	2,766	2,766
Net income available for MAA common shareholders	$114,273	$109,810	$358,131	$389,564

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.98	$0.94	$3.07	$3.34

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.98	$0.94	$3.07	$3.34

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$118,230	$113,732	$370,502	$402,963
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	428	279	1,448	835
Total comprehensive income	118,658	114,011	371,950	403,798
Comprehensive income attributable to noncontrolling interests	(3,047)	(3,009)	(9,648)	(10,660)
Comprehensive income attributable to MAA	$115,611	$111,002	$362,302	$393,138

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2024	2023
Net income	$370,502	$402,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435,342	424,797
Loss on sale of depreciable real estate assets	25	61
Gain on sale of non-depreciable real estate assets	—	(54)
Gain on consolidation of third-party development	(11,033)	—
Loss on embedded derivative in preferred shares	14,451	1,863
Stock compensation expense	12,396	12,296
Amortization of debt issuance costs, discounts and premiums	4,568	4,537
Gain on investments	(3,666)	(745)
Net change in operating accounts and other operating activities	36,580	26,538
Net cash provided by operating activities	859,165	872,256

Cash flows from investing activities:
Purchases of real estate and other assets	(189,104)	(12,450)
Capital improvements and other	(235,856)	(261,069)
Development costs	(255,216)	(151,145)
Distributions from real estate joint venture	284	—
Contributions to affiliates	(1,874)	(7,505)
Proceeds from sale of marketable equity securities	9,975	—
Proceeds from real estate asset dispositions	—	2,948
Net proceeds from insurance recoveries	20,203	680
Net cash used in investing activities	(651,588)	(428,541)

Cash flows from financing activities:
Net payments of commercial paper	(5,000)	(20,000)
Proceeds from notes payable	744,551	—
Principal payments on notes payable	(400,000)	(3,861)
Payment of deferred financing costs	(7,150)	—
Distributions to noncontrolling interests	(13,739)	(13,266)
Dividends paid on common shares	(515,085)	(488,354)
Dividends paid on preferred shares	(2,766)	(2,766)
Proceeds from issuances of common shares	955	204,743
Net change in other financing activities	(373)	(5,945)
Net cash used in financing activities	(198,607)	(329,449)

Net increase in cash, cash equivalents and restricted cash	8,970	114,266
Cash, cash equivalents and restricted cash, beginning of period	55,091	61,071
Cash, cash equivalents and restricted cash, end of period	$64,061	$175,337

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$50,232	$161,897
Restricted cash	13,829	13,440
Total cash, cash equivalents and restricted cash	$64,061	$175,337

Supplemental information:
Interest paid	$126,502	$105,640
Income taxes paid	3,273	3,824
Non-cash transactions:
Distributions on common shares/units declared and accrued	$176,335	$167,768
Accrued construction in progress	39,047	26,519
Interest capitalized	12,188	9,065
Conversion of OP Units to shares of common stock	3,529	894

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30, 2024	December 31, 2023
Assets
Real estate assets:
Land	$2,085,464	$2,031,403
Buildings and improvements and other	13,956,601	13,515,949
Development and capital improvements in progress	499,619	385,405
	16,541,684	15,932,757
Less: Accumulated depreciation	(5,217,893)	(4,864,690)
	11,323,791	11,068,067
Undeveloped land	73,861	73,861
Investment in real estate joint venture	41,693	41,977
Real estate assets, net	11,439,345	11,183,905

Cash and cash equivalents	50,232	41,314
Restricted cash	13,829	13,777
Other assets	237,525	245,507
Assets held for sale	15,321	—
Total assets	$11,756,252	$11,484,503

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,515,733	$4,180,084
Secured notes payable	360,235	360,141
Accrued expenses and other liabilities	726,172	645,156
Due to general partner	19	19
Total liabilities	5,602,159	5,185,400

Redeemable common units	22,518	19,167

Operating Partnership capital:
Preferred units, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of September 30, 2024 and December 31, 2023, respectively	66,840	66,840
General partner, 116,880,291 and 116,694,124 OP Units outstanding as of September 30, 2024 and December 31, 2023, respectively (1)	5,889,309	6,036,154
Limited partners, 3,075,552 and 3,143,972 OP Units outstanding as of September 30, 2024 and December 31, 2023, respectively (1)	155,562	163,128
Accumulated other comprehensive loss	(7,494)	(8,942)
Total operating partners’ capital	6,104,217	6,257,180
Noncontrolling interests - consolidated real estate entities	27,358	22,756
Total equity	6,131,575	6,279,936
Total liabilities and equity	$11,756,252	$11,484,503
(1)
Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 are 141,710 and 142,546, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Rental and other property revenues	$551,126	$542,042	$1,641,183	$1,606,221
Expenses:
Operating expenses, excluding real estate taxes and insurance	134,475	122,660	378,887	347,868
Real estate taxes and insurance	77,086	76,563	236,272	228,491
Depreciation and amortization	146,722	146,702	434,764	424,175
Total property operating expenses	358,283	345,925	1,049,923	1,000,534
Property management expenses	17,265	16,298	54,461	50,317
General and administrative expenses	12,728	13,524	42,444	43,329
Interest expense	42,726	36,651	124,352	110,655
Loss on sale of depreciable real estate assets	—	75	25	61
Gain on sale of non-depreciable real estate assets	—	—	—	(54)
Other non-operating expense (income)	1,678	16,493	(2,604)	(3,966)
Income before income tax (expense) benefit	118,446	113,076	372,582	405,345
Income tax (expense) benefit	(670)	209	(3,485)	(3,596)
Income from continuing operations before real estate joint venture activity	117,776	113,285	369,097	401,749
Income from real estate joint venture	454	447	1,405	1,214
Net income	118,230	113,732	370,502	402,963
Distributions to MAALP Series I preferred unitholders	922	922	2,766	2,766
Net income available for MAALP common unitholders	$117,308	$112,810	$367,736	$400,197

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.98	$0.94	$3.07	$3.34

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.98	$0.94	$3.07	$3.34

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$118,230	$113,732	$370,502	$402,963
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	428	279	1,448	835
Comprehensive income attributable to MAALP	$118,658	$114,011	$371,950	$403,798

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2024	2023
Net income	$370,502	$402,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435,342	424,797
Loss on sale of depreciable real estate assets	25	61
Gain on sale of non-depreciable real estate assets	—	(54)
Gain on consolidation of third-party development	(11,033)	—
Loss on embedded derivative in preferred shares	14,451	1,863
Stock compensation expense	12,396	12,296
Amortization of debt issuance costs, discounts and premiums	4,568	4,537
Gain on investments	(3,666)	(745)
Net change in operating accounts and other operating activities	36,580	26,538
Net cash provided by operating activities	859,165	872,256

Cash flows from investing activities:
Purchases of real estate and other assets	(189,104)	(12,450)
Capital improvements and other	(235,856)	(261,069)
Development costs	(255,216)	(151,145)
Distributions from real estate joint venture	284	—
Contributions to affiliates	(1,874)	(7,505)
Proceeds from sale of marketable equity securities	9,975	—
Proceeds from real estate asset dispositions	—	2,948
Net proceeds from insurance recoveries	20,203	680
Net cash used in investing activities	(651,588)	(428,541)

Cash flows from financing activities:
Net payments of commercial paper	(5,000)	(20,000)
Proceeds from notes payable	744,551	—
Principal payments on notes payable	(400,000)	(3,861)
Payment of deferred financing costs	(7,150)	—
Distributions paid on common units	(528,824)	(501,620)
Distributions paid on preferred units	(2,766)	(2,766)
Proceeds from issuances of common units	955	204,743
Net change in other financing activities	(373)	(5,945)
Net cash used in financing activities	(198,607)	(329,449)

Net increase in cash, cash equivalents and restricted cash	8,970	114,266
Cash, cash equivalents and restricted cash, beginning of period	55,091	61,071
Cash, cash equivalents and restricted cash, end of period	$64,061	$175,337

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$50,232	$161,897
Restricted cash	13,829	13,440
Total cash, cash equivalents and restricted cash	$64,061	$175,337

Supplemental information:
Interest paid	$126,502	$105,640
Income taxes paid	3,273	3,824
Non-cash transactions:
Distributions on common units declared and accrued	$176,335	$167,768
Accrued construction in progress	39,047	26,519
Interest capitalized	12,188	9,065

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

As of September 30, 2024, MAA owned 116,880,291 OP Units (or 97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of September 30, 2024, the Company owned and operated 293 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of September 30, 2024, the Company also had eight development communities under construction, totaling 2,762 apartment units once complete, and development costs of $610.4 million had been incurred through September 30, 2024 with respect to those development communities. The Company expects to complete two developments in 2024, two developments in 2025, three developments in 2026 and one development in 2027. As of September 30, 2024, 35 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of September 30, 2024.

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

Noncontrolling Interests

As of September 30, 2024, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest or through lending arrangements for third-party developments. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of September 30, 2024, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $443.9 million, and consolidated liabilities were $27.3 million, net of eliminations. As of December 31, 2023, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $265.1 million, and consolidated liabilities were $12.9 million, net of eliminations.

In July 2024, the Company agreed to finance substantially all of a third party’s development of a 239-unit multifamily apartment community currently under construction located in Charlotte, North Carolina. The development was determined to be a VIE with the Company designated as the primary beneficiary, resulting in the consolidation of the development by the Company. The Company initially funded $70.5 million upon entering into the financing agreement. The initial and ongoing funding are included within “Development costs” in the Condensed Consolidated Statements of Cash Flows. This development is expected to deliver its first units in the third quarter of 2025, to be completed in the first quarter of 2026 and to reach stabilization in the fourth quarter of 2026 at a total cost of approximately $112 million. The Company has the option to purchase the development once it is stabilized.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and six technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $41.7 million and $42.0 million as of September 30, 2024 and December 31, 2023, respectively, and is included in “Investment in real estate joint venture” in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of September 30, 2024 and December 31, 2023, the Company’s investments in the limited partnerships were $57.1 million and $46.5 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at the estimated fair value, recognized in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended September 30, 2024 and 2023, the Company recognized $0.5 million and $0.6 million of income, respectively, from its investments in the limited partnerships. During the nine months ended September 30, 2024 and 2023, the Company recognized $9.0 million and $1.3 million of income, respectively, from its investments in the limited partnerships. As of September 30, 2024, the Company was committed to make additional capital contributions totaling $31.6 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

Two of the technology-focused limited partnerships that are accounted for as investments in unconsolidated affiliates have distributed publicly traded marketable equity securities to the Company and the other limited partners. During the nine months ended September 30, 2024, the Company did not receive any marketable equity securities. During the nine months ended September 30, 2023, the Company received marketable equity securities totaling $7.7 million. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets, with any related gains and losses, including realized and unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the Company’s investment in the marketable equity securities was $3.3 million and $18.6 million, respectively. During the three months ended September 30, 2024, the Company sold a portion of the marketable securities for net proceeds of $3.3 million and recognized a net realized gain on sale of $2.7 million. During the nine months ended September 30, 2024, the Company sold a portion of the marketable securities for net proceeds of $10.0 million and recognized a net realized gain on sale of $8.3 million. In addition, during the three months ended September 30, 2024 and 2023, the Company recognized $1.2 million and $7.1 million of unrealized losses, respectively, from its investment in marketable equity securities. During the nine months ended September 30, 2024 and 2023, the Company recognized $5.4 million and $0.5 million of unrealized losses, respectively, from its investment in marketable equity securities.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of September 30, 2024 and December 31, 2023, right-of-use assets recorded within “Other assets” totaled $41.0 million and $42.5 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $26.5 million and $27.3 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the periods ended September 30, 2024 and 2023 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2024 and 2023 was also immaterial. See Note 10 for additional disclosures regarding leases.

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of acquired real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets and to its valuation and disclosure of the fair value of financial instruments, which primarily consists of marketable equity securities, indebtedness and derivative instruments. Fair value disclosures required under ASC Topic 820 for the Company’s financial instruments as well as the Company’s derivative accounting policies are summarized in Note 7 utilizing the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the assets or liability.

The fair value disclosures required under ASC Topic 820 for certain long-lived assets measured at fair value on a non-recurring basis are disclosed in Note 12 following the same hierarchy described above.

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

For the three and nine months ended September 30, 2024, MAA’s diluted earnings per share was computed using the two-class method, and for the three and nine months ended September 30, 2023, MAA’s diluted earnings per share was computed using the treasury stock method, as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Calculation of Earnings per common share - basic
Net income	$118,230	$113,732	$370,502	$402,963
Net income attributable to noncontrolling interests	(3,035)	(3,000)	(9,605)	(10,633)
Unvested restricted shares (allocation of earnings)	(53)	(44)	(163)	(161)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$114,220	$109,766	$357,968	$389,403

Weighted average common shares - basic	116,820	116,633	116,758	116,479
Earnings per common share - basic	$0.98	$0.94	$3.07	$3.34

Calculation of Earnings per common share - diluted
Net income	$118,230	$113,732	$370,502	$402,963
Net income attributable to noncontrolling interests (1)	(3,035)	(3,000)	(9,605)	(10,633)
Unvested restricted shares (allocation of earnings)	(53)	—	(163)	—
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$114,220	$109,810	$357,968	$389,564

Weighted average common shares - basic	116,820	116,633	116,758	116,479
Effect of dilutive securities	—	78	—	134
Weighted average common shares - diluted	116,820	116,711	116,758	116,613
Earnings per common share - diluted	$0.98	$0.94	$3.07	$3.34
(1)
For the three and nine months ended September 30, 2024 and 2023, 3.1 million OP Units and 3.2 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and nine months ended September 30, 2024, MAALP’s diluted earnings per common unit was computed using the two-class method, and for the three and nine months ended September 30, 2023, MAALP’s diluted earnings per common unit was computed using the treasury stock method, as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Calculation of Earnings per common unit - basic
Net income	$118,230	$113,732	$370,502	$402,963
Unvested restricted units (allocation of earnings)	(53)	(44)	(163)	(161)
Distributions to MAALP Series I preferred unitholders	$(922)	$(922)	$(2,766)	$(2,766)
Net income available for MAALP common unitholders, adjusted	$117,255	$112,766	$367,573	$400,036

Weighted average common units - basic	119,900	119,787	119,865	119,635
Earnings per common unit - basic	$0.98	$0.94	$3.07	$3.34

Calculation of Earnings per common unit - diluted
Net income	$118,230	$113,732	$370,502	$402,963
Unvested restricted units (allocation of earnings)	(53)	—	(163)	—
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$117,255	$112,810	$367,573	$400,197

Weighted average common units - basic	119,900	119,787	119,865	119,635
Effect of dilutive securities	—	78	—	134
Weighted average common units - diluted	119,900	119,865	119,865	119,769
Earnings per common unit - diluted	$0.98	$0.94	$3.07	$3.34

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2024	$9	$1,166	$7,409,258	$(1,398,993)	$(7,775)	$157,905	$24,662	$6,186,232
Net income	—	—	—	115,195	—	3,035	—	118,230
Other comprehensive income - derivative instruments	—	—	—	—	416	12	—	428
Issuance and registration of common shares	—	—	8	—	—	—	—	8
Shares issued in exchange for common units	—	—	926	—	—	(926)	—	—
Redeemable stock fair market value adjustment	—	—	—	(2,282)	—	—	—	(2,282)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(57)	—	—	57	—	—
Amortization of unearned compensation	—	—	3,539	—	—	—	—	3,539
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.4700 per share)	—	—	—	(171,814)	—	—	—	(171,814)
Distributions on noncontrolling interests units ($1.4700 per unit)	—	—	—	—	—	(4,521)	—	(4,521)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,696	2,696
EQUITY BALANCE SEPTEMBER 30, 2024	$9	$1,166	$7,413,674	$(1,458,816)	$(7,359)	$155,562	$27,358	$6,131,594

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2023	$9	$1,168	$7,405,572	$(1,235,118)	$(9,514)	$165,626	$22,329	$6,350,072
Net income	—	—	—	110,732	—	3,000	—	113,732
Other comprehensive income - derivative instruments	—	—	—	—	270	9	—	279
Issuance and registration of common shares	—	—	158	—	—	—	—	158
Shares repurchased and retired	—	—	(26)	—	—	—	—	(26)
Shares issued in exchange for common units	—	—	363	—	—	(363)	—	—
Redeemable stock fair market value adjustment	—	—	—	3,242	—	—	—	3,242
Adjustment for noncontrolling interests in Operating Partnership	—	—	(86)	—	—	86	—	—
Amortization of unearned compensation	—	—	4,128	—	—	—	—	4,128
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.4000 per share)	—	—	—	(163,362)	—	—	—	(163,362)
Distributions on noncontrolling interests units ($1.4000 per unit)	—	—	—	—	—	(4,408)	—	(4,408)
Contribution from noncontrolling interest	—	—	—	—	—	—	696	696
EQUITY BALANCE SEPTEMBER 30, 2023	$9	$1,168	$7,410,109	$(1,285,428)	$(9,244)	$163,950	$23,025	$6,303,589

Changes in MAA’s total equity and its components for the nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2023	$9	$1,168	$7,399,921	$(1,298,263)	$(8,764)	$163,128	$22,756	$6,279,955
Net income	—	—	—	360,897	—	9,605	—	370,502
Other comprehensive income - derivative instruments	—	—	—	—	1,405	43	—	1,448
Issuance and registration of common shares	—	2	(791)	—	—	—	—	(789)
Shares repurchased and retired	—	(1)	(4,973)	—	—	—	—	(4,974)
Shares issued in exchange for common units	—	1	3,528	—	—	(3,529)	—	—
Shares issued in exchange for redeemable stock	—	(4)	2,073	—	—	—	—	2,069
Redeemable stock fair market value adjustment	—	—	—	(3,325)	—	—	—	(3,325)
Adjustment for noncontrolling interests in Operating Partnership	—	—	47	—	—	(47)	—	—
Amortization of unearned compensation	—	—	13,869	—	—	—	—	13,869
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($4.4100 per share)	—	—	—	(515,359)	—	—	—	(515,359)
Distributions on noncontrolling interests units ($4.4100 per unit)	—	—	—	—	—	(13,638)	—	(13,638)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,602	4,602
EQUITY BALANCE SEPTEMBER 30, 2024	$9	$1,166	$7,413,674	$(1,458,816)	$(7,359)	$155,562	$27,358	$6,131,594

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2022	$9	$1,152	$7,202,834	$(1,188,854)	$(10,052)	$163,595	$21,064	$6,189,748
Net income	—	—	—	392,330	—	10,633	—	402,963
Other comprehensive income - derivative instruments	—	—	—	—	808	27	—	835
Issuance and registration of common shares	—	12	203,202	—	—	—	—	203,214
Shares repurchased and retired	—	—	(7,866)	—	—	—	—	(7,866)
Shares issued in exchange for common units	—	—	894	—	—	(894)	—	—
Shares issued in exchange for redeemable stock	—	4	577	—	—	—	—	581
Redeemable stock fair market value adjustment	—	—	—	3,906	—	—	—	3,906
Adjustment for noncontrolling interests in Operating Partnership	—	—	(3,831)	—	—	3,831	—	—
Amortization of unearned compensation	—	—	14,299	—	—	—	—	14,299
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($4.2000 per share)	—	—	—	(490,044)	—	—	—	(490,044)
Distributions on noncontrolling interests units ($4.2000 per unit)	—	—	—	—	—	(13,242)	—	(13,242)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,961	1,961
EQUITY BALANCE SEPTEMBER 30, 2023	$9	$1,168	$7,410,109	$(1,285,428)	$(9,244)	$163,950	$23,025	$6,303,589

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2024	$5,944,728	$157,905	$66,840	$(7,922)	$24,662	$6,186,213
Net income	114,273	3,035	922	—	—	118,230
Other comprehensive income - derivative instruments	—	—	—	428	—	428
Issuance of units	8	—	—	—	—	8
General partner units issued in exchange for limited partner units	926	(926)	—	—	—	—
Redeemable units fair market value adjustment	(2,282)	—	—	—	—	(2,282)
Adjustment for limited partners’ capital at redemption value	(69)	69	—	—	—	—
Amortization of unearned compensation	3,539	—	—	—	—	3,539
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.4700 per unit)	(171,814)	(4,521)	—	—	—	(176,335)
Contribution from noncontrolling interest	—	—	—	—	2,696	2,696
CAPITAL BALANCE SEPTEMBER 30, 2024	$5,889,309	$155,562	$66,840	$(7,494)	$27,358	$6,131,575

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2023	$6,104,970	$165,626	$66,840	$(9,712)	$22,329	$6,350,053
Net income	109,810	3,000	922	—	—	113,732
Other comprehensive income - derivative instruments	—	—	—	279	—	279
Issuance of units	158	—	—	—	—	158
Units repurchased and retired	(26)	—	—	—	—	(26)
General partner units issued in exchange for limited partner units	363	(363)	—	—	—	—
Redeemable units fair market value adjustment	3,242	—	—	—	—	3,242
Adjustment for limited partners’ capital at redemption value	(95)	95	—	—	—	—
Amortization of unearned compensation	4,128	—	—	—	—	4,128
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.4000 per unit)	(163,362)	(4,408)	—	—	—	(167,770)
Contribution from noncontrolling interest	—	—	—	—	696	696
CAPITAL BALANCE SEPTEMBER 30, 2023	$6,059,188	$163,950	$66,840	$(9,433)	$23,025	$6,303,570

Changes in MAALP’s total capital and its components for the nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2023	$6,036,154	$163,128	$66,840	$(8,942)	$22,756	$6,279,936
Net income	358,131	9,605	2,766	—	—	370,502
Other comprehensive income - derivative instruments	—	—	—	1,448	—	1,448
Issuance of units	(789)	—	—	—	—	(789)
Units repurchased and retired	(4,974)	—	—	—	—	(4,974)
General partner units issued in exchange for limited partner units	3,529	(3,529)	—	—	—	—
Units issued in exchange for redeemable stock	2,069	—	—	—	—	2,069
Redeemable units fair market value adjustment	(3,325)	—	—	—	—	(3,325)
Adjustment for limited partners’ capital at redemption value	4	(4)	—	—	—	—
Amortization of unearned compensation	13,869	—	—	—	—	13,869
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($4.4100 per unit)	(515,359)	(13,638)	—	—	—	(528,997)
Contribution from noncontrolling interest	—	—	—	—	4,602	4,602
CAPITAL BALANCE SEPTEMBER 30, 2024	$5,889,309	$155,562	$66,840	$(7,494)	$27,358	$6,131,575

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2022	$5,948,498	$163,595	$66,840	$(10,268)	$21,064	$6,189,729
Net income	389,564	10,633	2,766	—	—	402,963
Other comprehensive income - derivative instruments	—	—	—	835	—	835
Issuance of units	203,214	—	—	—	—	203,214
Units repurchased and retired	(7,866)	—	—	—	—	(7,866)
General partner units issued in exchange for limited partner units	894	(894)	—	—	—	—
Units issued in exchange for redeemable stock	581	—	—	—	—	581
Redeemable units fair market value adjustment	3,906	—	—	—	—	3,906
Adjustment for limited partners’ capital at redemption value	(3,858)	3,858	—	—	—	—
Amortization of unearned compensation	14,299	—	—	—	—	14,299
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($4.2000 per unit)	(490,044)	(13,242)	—	—	—	(503,286)
Contribution from noncontrolling interest	—	—	—	—	1,961	1,961
CAPITAL BALANCE SEPTEMBER 30, 2023	$6,059,188	$163,950	$66,840	$(9,433)	$23,025	$6,303,570

6. Borrowings

The following table summarizes the Company’s outstanding debt as of September 30, 2024 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,050,000	3.6%	1/9/2031
Variable rate commercial paper program	490,000	5.1%	10/3/2024
Debt issuance costs, discounts and premiums	(24,267)
Total unsecured debt	$4,515,733	3.7%
Secured debt
Fixed rate property mortgages	$363,293	4.4%	1/26/2049
Debt issuance costs	(3,058)
Total secured debt	$360,235	4.4%
Total outstanding debt	$4,875,968	3.8%

Unsecured Revolving Credit Facility

MAALP has entered into an unsecured revolving credit facility, with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of September 30, 2024, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of September 30, 2024, MAALP had $490.0 million of borrowings outstanding under the commercial paper program. For the three months ended September 30, 2024, the average daily borrowings outstanding under the commercial paper program were $403.8 million.

Unsecured Senior Notes

As of September 30, 2024, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2031.

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

Secured Property Mortgages

As of September 30, 2024, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

Upcoming Debt Obligations

As of September 30, 2024, MAALP’s debt obligations over the next 12 months consist of $490.0 million of commercial paper borrowings due October 2024.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of September 30, 2024 and December 31, 2023 totaled $4.4 billion and $4.0 billion, respectively, and had estimated fair values of $4.2 billion and $3.7 billion (excluding prepayment penalties) as of September 30, 2024 and December 31, 2023, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of September 30, 2024 and December 31, 2023 totaled $490.0 million and $495.0 million, respectively, and the variable rate debt had estimated fair values of $490.0 million and $495.0 million as of September 30, 2024 and December 31, 2023, respectively. The fair values of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2024, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company may use various inputs in the analysis, including trading data available of prices of the preferred shares, yields of relevant Company bond issuances and yields of relevant indices, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates to estimate the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the fair value of the embedded derivative was $17.5 million and $31.9 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of September 30, 2024 and December 31, 2023 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of September 30, 2024, the Company had $7.5 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.7 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2024	2023
Terminated interest rate swaps	Interest expense	$(428)	$(279)
		Nine months ended September 30,
		2024	2023
Terminated interest rate swaps	Interest expense	$(1,448)	$(835)

		Loss Recognized in Earnings on Derivative
	Location of Loss Recognized	Three months ended September 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2024	2023
Preferred stock embedded derivative	Other non-operating expense (income)	$(18,257)	$(11,250)
		Nine months ended September 30,
		2024	2023
Preferred stock embedded derivative	Other non-operating expense (income)	$(14,451)	$(1,863)

8. Shareholders’ Equity of MAA

As of September 30, 2024, 116,880,291 shares of common stock of MAA and 3,075,552 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,955,843 common shares and units. As of September 30, 2023, 116,686,730 shares of common stock of MAA and 3,147,780 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,834,510 common shares and units.

Preferred Stock

As of September 30, 2024, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

At-the-Market Share Offering Program

In November 2021, MAA entered into an equity distribution agreement (as amended, the “Distribution Agreement”), by and among MAA, MAALP, those certain managers named therein (collectively, the “Managers”) and those certain forward-purchasers named therein (collectively, the “Forward Purchasers”), for the purpose of establishing a new at-the-market equity offering program (the “ATM Program”). Pursuant to the terms of the Distribution Agreement, MAA may, from time to time, issue and sell through or to the Managers, as sales agents and/or principals or as forward sellers, as agents for the Forward Purchasers, up to 4.0 million shares of its common stock.

In August 2024, MAA entered into Amendment No. 1 to the Distribution Agreement, which was entered into in order to (i) reflect the filing by MAA and MAALP of a new shelf registration statement on Form S-3ASR (Registration No. 333-279076 and Registration No. 333-258271-01, respectively), which became effective upon filing with the SEC on May 2, 2024; (ii) include certain other parties as additional Managers; (iii) include certain other parties as additional Forward Purchasers; and (iv) modify certain defined terms in the Distribution Agreement, as well as certain other administrative matters.

MAA has no obligation to issue shares through the ATM program. During the three and nine months ended September 30, 2024 and 2023, MAA did not sell any shares of common stock under its ATM program. As of September 30, 2024, 4.0 million shares remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of September 30, 2024, there were 119,955,843 OP Units outstanding, 116,880,291, or 97.4%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,075,552 OP Units were Class A OP Units owned by Class A limited partners. As of September 30, 2023, there were 119,834,510 OP Units outstanding, 116,686,730, or 97.4%, of which were owned by MAA and 3,147,780 of which were owned by the Class A limited partners.

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

As of September 30, 2024, a total of 3,075,552 Class A OP Units were outstanding and redeemable for 3,075,552 shares of MAA common stock, with an approximate value of $488.7 million, based on the closing price of MAA’s common stock on September 30, 2024 of $158.90 per share. As of September 30, 2023, a total of 3,147,780 Class A OP Units were outstanding and redeemable for 3,147,780 shares of MAA common stock, with an approximate value of $405.0 million, based on the closing price of MAA’s common stock on September 30, 2023 of $128.65 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of September 30, 2024, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of September 30, 2024, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of September 30, 2024, the Company’s operating leases had a weighted average remaining lease term of approximately 34 years and a weighted average discount rate of approximately 4.5%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2024 (in thousands):

Operating Leases
2024	$744
2025	3,000
2026	3,050
2027	3,088
2028	1,670
Thereafter	55,671
Total minimum lease payments	67,223
Net present value adjustments	(40,769)
Right-of-use lease liabilities	$26,454

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

As of September 30, 2024 and December 31, 2023, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $13.2 million and $7.6 million in the aggregate, respectively. The accrual for loss contingencies is presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets and in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations.

11. Segment Information

As of September 30, 2024, the Company owned and operated 293 multifamily apartment communities (which does not include development communities under construction) in 16 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Revenues and NOI for each reportable segment for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Same Store
Rental revenues	$520,166	$520,617	$1,555,346	$1,544,581
Other property revenues	3,367	2,893	9,356	9,346
Total Same Store revenues	523,533	523,510	1,564,702	1,553,927
Non-Same Store and Other
Rental revenues	27,213	18,414	74,640	51,943
Other property revenues	380	118	1,841	351
Total Non-Same Store and Other revenues	27,593	18,532	76,481	52,294
Total rental and other property revenues	$551,126	$542,042	$1,641,183	$1,606,221
Net Operating Income:
Same Store NOI	$327,267	$332,973	$990,130	$1,001,513
Non-Same Store and Other NOI	12,298	9,846	35,894	28,349
Total NOI	339,565	342,819	1,026,024	1,029,862
Depreciation and amortization	(146,722)	(146,702)	(434,764)	(424,175)
Property management expenses	(17,265)	(16,298)	(54,461)	(50,317)
General and administrative expenses	(12,728)	(13,524)	(42,444)	(43,329)
Interest expense	(42,726)	(36,651)	(124,352)	(110,655)
Loss on sale of depreciable real estate assets	—	(75)	(25)	(61)
Gain on sale of non-depreciable real estate assets	—	—	—	54
Other non-operating (expense) income	(1,678)	(16,493)	2,604	3,966
Income tax (expense) benefit	(670)	209	(3,485)	(3,596)
Income from real estate joint venture	454	447	1,405	1,214
Net income attributable to noncontrolling interests	(3,035)	(3,000)	(9,605)	(10,633)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders	$114,273	$109,810	$358,131	$389,564

Assets for each reportable segment as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Same Store	$9,739,211	$9,893,858
Non-Same Store and Other	1,843,882	1,391,777
Corporate	173,159	198,868
Total assets	$11,756,252	$11,484,503

12. Real Estate Acquisitions and Dispositions

In September and May 2024, the Company closed on the acquisition of a 310-unit multifamily apartment community located in Orlando, Florida for approximately $84 million and a 306-unit multifamily apartment community located in Raleigh, North Carolina for approximately $81 million, respectively. In August and April 2024, the Company also acquired a 3-acre land parcel in Richmond, Virginia for approximately $14 million and a 13-acre land parcel in Phoenix, Arizona for approximately $11 million, respectively. During the nine months ended September 30, 2024, the Company did not dispose of any multifamily apartment communities or land parcels.

In October 2024, the Company closed on the acquisition of a 386-unit multifamily apartment community located in Dallas, Texas for approximately $106 million.

As of September 30, 2024, a 216-unit multifamily apartment community located in Charlotte, North Carolina was classified as held for sale. The criteria for classifying the community as held for sale were met during September 2024, and the property remained in the Company’s portfolio as of September 30, 2024. As a result, the assets and liabilities associated with the community were presented as “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024. Subsequent to September 30, 2024, but prior to the filing date of this Quarterly Report on Form 10-Q, the Company closed on the disposition of the community and received net proceeds of approximately $39 million, resulting in an expected gain on the sale of depreciable real estate assets of approximately $23 million that will be recorded in the fourth quarter of 2024.

In February 2023, the Company acquired a 6-acre land parcel in Orlando, Florida for approximately $12 million. In March 2023, the Company closed on the disposition of 21 acres of land in Gulf Shores, Alabama for gross proceeds of approximately $3 million, resulting in the recognition of a negligible gain on the sale of non-depreciable real estate assets.

Certain long-lived assets are recorded at fair value when they are acquired or initially consolidated. The inputs associated with the valuation of long-lived assets are generally included in Level 2 of the fair value hierarchy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.4% interest as of September 30, 2024. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of September 30, 2024, we owned and operated 293 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of September 30, 2024, we had eight development communities under construction, and 35 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of September 30, 2024.

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

Overview of the Three Months Ended September 30, 2024

For the three months ended September 30, 2024, net income available for MAA common shareholders was $114.3 million as compared to $109.8 million for the three months ended September 30, 2023. Results for the three months ended September 30, 2024 included $18.3 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, $11.0 million of gain on the consolidation of a third-party development and $5.7 million of net casualty related recoveries. Results for the three months ended September 30, 2023 included $11.3 million of non-cash loss related to the embedded derivative in the MAA Series I preferred shares and $6.6 million of non-cash loss from investments. Revenues for the three months ended September 30, 2024 increased 1.7% as compared to the three months ended September 30, 2023. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2024 increased by 6.2% as compared to the three months ended September 30, 2023. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended September 30, 2024, change in revenue for our Same Store segment continued to be primarily driven by average effective rent per unit. The average effective rent per unit for our Same Store segment decreased from the prior year, down 0.4% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the three months ended September 30, 2024, average physical occupancy for our Same Store segment was 95.7%, consistent with the three months ended September 30, 2023. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

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

Demand for apartments in our markets was strong during the third quarter of 2024, which is contributing to the steady absorption of the high volume of new supply delivered in the third quarter, which we believe has now peaked. The strong demand resulted in record low resident turnover, steady occupancy and strong renewal pricing and collections. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration over the long term. We continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent pricing on new leases and renewals than what we achieved in the three and nine months ended September 30, 2024. We continue to believe that in calendar year 2025 we will see a meaningful decline in the amount of new apartment deliveries impacting our portfolio, and we will enter a new multi-year cycle with demand outpacing supply.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. Overall borrowing costs remain at elevated levels and we expect this trend to continue. As of September 30, 2024, we had $490.0 million of variable rate debt outstanding under our commercial paper program. Our continued exposure to elevated interest rates will be a result of additional variable rate borrowings or future financing and refinancing activities.

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

For the three months ended September 30, 2024, we achieved net income available for MAA common shareholders of $114.3 million, a 4.1% increase as compared to the three months ended September 30, 2023, and total revenue growth of $9.1 million, representing a 1.7% increase in property revenues as compared to the three months ended September 30, 2023. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Property Revenues

The following table reflects our property revenues by segment for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three months ended September 30,
	2024	2023	Increase	% Increase
Same Store	$523,533	$523,510	$23	0.0%
Non-Same Store and Other	27,593	18,532	9,061	48.9%
Total	$551,126	$542,042	$9,084	1.7%

The increase in property revenues from the Non-Same Store and Other segment for the three months ended September 30, 2024 as compared to three months ended September 30, 2023 was primarily the result of increased revenues from completed development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three months ended September 30,
	2024	2023	Increase	% Increase
Same Store	$196,266	$190,537	$5,729	3.0%
Non-Same Store and Other	15,295	8,686	6,609	76.1%
Total	$211,561	$199,223	$12,338	6.2%

The increase in property operating expenses for our Same Store segment for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by increases in personnel expense of $1.6 million, utilities expense of $1.3 million, office operations expense of $1.1 million, and marketing expense of $1.0 million. The increase in property operating expenses from the Non-Same Store and Other segment for the three months ended September 30, 2024 as compared to three months ended September 30, 2023 was primarily the result of increased operating expenses from completed development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2024 was $146.7 million, consistent with the three months ended September 30, 2023.

Other Income and Expenses

Property management expenses for the three months ended September 30, 2024 were $17.3 million, an increase of $1.0 million as compared to the three months ended September 30, 2023. General and administrative expenses for the three months ended September 30, 2024 were $12.7 million, a decrease of $0.8 million as compared to the three months ended September 30, 2023.

Interest expense for the three months ended September 30, 2024 was $42.7 million, an increase of $6.1 million as compared to the three months ended September 30, 2023. The increase was due to an increase of 36 basis points in our effective interest rate and an increase in our average outstanding debt balance during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other non-operating expense (income) for the three months ended September 30, 2024 was $1.7 million of expense as compared to $16.5 million of expense for the three months ended September 30, 2023, a decrease of $14.8 million. The expense for the three months ended September 30, 2024 was primarily driven by $18.3 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $11.0 million of gain on the consolidation of a third-party development and $5.7 million of net casualty related recoveries. The expense for the three months ended September 30, 2023 was driven by $11.3 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $6.6 million of non-cash loss from investments, partially offset by $1.5 million of interest income on cash deposits.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

For the nine months ended September 30, 2024, we achieved net income available for MAA common shareholders of $358.1 million, a 8.1% decrease as compared to the nine months ended September 30, 2023, and total revenue growth of $35.0 million, representing a 2.2% increase in property revenues as compared to the nine months ended September 30, 2023. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Property Revenues

The following table reflects our property revenues by segment for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine months ended September 30,
	2024	2023	Increase	% Increase
Same Store	$1,564,702	$1,553,927	$10,775	0.7%
Non-Same Store and Other	76,481	52,294	24,187	46.3%
Total	$1,641,183	$1,606,221	$34,962	2.2%

The Same Store segment generated a 0.7% increase in revenues for the nine months ended September 30, 2024, primarily the result of average effective rent per unit growth of 0.6% as compared to the nine months ended September 30, 2023. The increase in property revenues from the Non-Same Store and Other segment for the nine months ended September 30, 2024 as compared to nine months ended September 30, 2023 was primarily the result of increased revenues from completed development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine months ended September 30,
	2024	2023	Increase	% Increase
Same Store	$574,572	$552,414	$22,158	4.0%
Non-Same Store and Other	40,587	23,945	16,642	69.5%
Total	$615,159	$576,359	$38,800	6.7%

The increase in property operating expenses for our Same Store segment for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by increases in personnel expense of $5.5 million, real estate tax expense of $4.1 million, office operations expense of $3.6 million, utilities expense of $3.3 million, insurance expense of $2.3 million, marketing expense of $1.9 million, and building repair and maintenance expense of $1.6 million.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2024 was $434.8 million, an increase of $10.6 million as compared to the nine months ended September 30, 2023. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after September 30, 2023 in the normal course of business through September 30, 2024.

Other Income and Expenses

Property management expenses for the nine months ended September 30, 2024 were $54.5 million, an increase of $4.1 million as compared to the nine months ended September 30, 2023. General and administrative expenses for the nine months ended September 30, 2024 were $42.4 million, a decrease of $0.9 million as compared to the nine months ended September 30, 2023.

Interest expense for the nine months ended September 30, 2024 was $124.4 million, an increase of $13.7 million as compared to the nine months ended September 30, 2023. The increase was due to an increase of 25 basis points in our effective interest rate and an increase in our average outstanding debt balance during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Other non-operating expense (income) for the nine months ended September 30, 2024 was $2.6 million of income as compared to $4.0 million of income for the nine months ended September 30, 2023, a decrease of $1.4 million. The income for the nine months ended September 30, 2024 was primarily driven by $11.0 million of gain on the consolidation of a third-party development, $9.7 million of net casualty related recoveries and $3.7 million of non-cash gain from investments, partially offset by $14.5 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $8.0 million of accrued legal defense costs. The income for the nine months ended September 30, 2023 was driven by $3.0 million of interest income, $1.0 million of miscellaneous income, and $0.7 million of non-cash gain from investments, partially offset by $1.9 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with U.S. generally accepted accounting principles, or GAAP) excluding gains or losses on disposition of operating properties, asset impairment and gain on consolidation of third-party development, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests and adjustments for joint ventures. Because net income attributable to noncontrolling interests is added back, FFO, when used in this Quarterly Report on Form 10-Q, represents FFO attributable to common shareholders and unitholders.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments, net of tax; casualty related charges (recoveries), net; gain or loss on debt extinguishment; legal costs, settlements and (recoveries), net, and mark-to-market debt adjustments. Because net income attributable to noncontrolling interests is added back to FFO, Core FFO, when used in this Quarterly Report on Form 10-Q, represents Core FFO attributable to common shareholders and unitholders.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO attributable to common shareholders and unitholders and Core FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2024 and 2023, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income available for MAA common shareholders	$114,273	$109,810	$358,131	$389,564
Depreciation and amortization of real estate assets	145,256	145,278	430,470	419,532
Loss on sale of depreciable real estate assets	—	75	25	61
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	157	153	466	456
Gain on consolidation of third-party development (1)	(11,033)	—	(11,033)	—
Net income attributable to noncontrolling interests	3,035	3,000	9,605	10,633
FFO attributable to common shareholders and unitholders	251,688	258,316	787,664	820,246
Loss on embedded derivative in preferred shares (1)	18,257	11,250	14,451	1,863
Gain on sale of non-depreciable real estate assets	—	—	—	(54)
Loss (gain) on investments, net of tax (1) (2)	533	5,166	(2,873)	(603)
Casualty related (recoveries) charges, net (1)	(5,714)	217	(9,664)	588
Gain on debt extinguishment(1)	—	(57)	—	(57)
Legal costs, settlements and (recoveries), net (1) (3)	—	—	8,000	(1,600)
Mark-to-market debt adjustment (4)	—	—	—	(25)
Core FFO attributable to common shareholders and unitholders	$264,764	$274,892	$797,578	$820,358
(1)
Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)
For the three months ended September 30, 2024 and 2023, loss on investments is presented net of tax benefit of $0.1 million and $1.4 million, respectively. For the nine months ended September 30, 2024 and 2023, gain on investments is presented net of tax expense of $0.8 million and $0.1 million, respectively.
(3)
For the nine months ended September 30, 2024, in accordance with our accounting policies, we recognized $8.0 million of accrued legal defense costs that are expected to be incurred through July 2027.
(4)
Included in “Interest expense” in the Condensed Consolidated Statements of Operations.

Core FFO attributable to common shareholders and unitholders for the three months ended September 30, 2024 was $264.8 million, a decrease of $10.1 million as compared to the three months ended September 30, 2023, primarily as a result of increases in property operating expenses, excluding depreciation and amortization, of $12.3 million and interest expense of $6.1 million, partially offset by an increase in property revenues of $9.1 million.

Core FFO attributable to common shareholders and unitholders for the nine months ended September 30, 2024 was $797.6 million, a decrease of $22.8 million as compared to the nine months ended September 30, 2023, primarily as a result of increases in property operating expenses, excluding depreciation and amortization, of $38.8 million, interest expense of $13.7 million and property management expenses of $4.1 million, partially offset by an increase in property revenues of $35.0 million.

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

EBITDAre is composed of EBITDA adjusted for the gain or loss on sale of depreciable assets, gain on consolidation of third-party development and adjustments to reflect our share of EBITDAre of an unconsolidated affiliate. As an owner and operator of real estate, management considers EBITDAre to be an important measure of performance from core operations because EBITDAre excludes various expense items that are not indicative of operating performance. While our definition of EBITDAre is in accordance with NAREIT’s definition, it may differ from the methodology utilized by other REITs to calculate EBITDAre and, accordingly, may not be comparable to such other REITs. EBITDAre should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

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

The following table presents a reconciliation of unsecured notes payable and secured notes payable to net debt as of September 30, 2024 and December 31, 2023, as we believe unsecured notes payable and secured notes payable, combined, is the most directly comparable GAAP measure (dollars in thousands):

	September 30, 2024	December 31, 2023
Unsecured notes payable	$4,515,733	$4,180,084
Secured notes payable	360,235	360,141
Total debt	4,875,968	4,540,225
Cash and cash equivalents	(50,232)	(41,314)
Net debt	$4,825,736	$4,498,911

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the trailing twelve months ended September 30, 2024 and December 31, 2023, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Twelve Months Ended
	September 30, 2024	December 31, 2023
Net income	$535,370	$567,831
Depreciation and amortization	575,652	565,063
Interest expense	162,931	149,234
Income tax expense	4,633	4,744
EBITDA	1,278,586	1,286,872
Loss on sale of depreciable real estate assets	26	62
Gain on consolidation of third-party development (1)	(11,033)	—
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,356	1,350
EBITDAre	1,268,935	1,288,284
Gain on embedded derivative in preferred shares (1)	(5,940)	(18,528)
Gain on sale of non-depreciable real estate assets	—	(54)
Gain on investments (1)	(7,369)	(4,449)
Casualty related (recoveries) charges, net (1)	(9,272)	980
Gain on debt extinguishment (1)	—	(57)
Legal costs, settlements and (recoveries), net (1) (2)	5,146	(4,454)
Adjusted EBITDAre	$1,251,500	$1,261,722
(1)
Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)
For the twelve months ended September 30, 2024, in accordance with our accounting policies, we recognized $8.5 million of accrued legal defense costs that are expected to be incurred through July 2027.

Our net debt to Adjusted EBITDAre ratio as of September 30, 2024 was 3.9x, as compared to a ratio of 3.6x as of December 31, 2023. Adjusted EBITDAre decreased $10.2 million for the trailing twelve months ended September 30, 2024 as compared to the trailing twelve months ended December 31, 2023, while net debt increased $326.8 million as of September 30, 2024 as compared to December 31, 2023. The decrease in Adjusted EBITDAre was primarily due to increases in property operating expenses, excluding depreciation and amortization and property management expenses, partially offset by an increase in property revenues, while the increase in net debt was primarily due to an increase in unsecured notes payable, partially offset by an increase in cash and cash equivalents. The increase in unsecured notes payable was primarily driven by an increase in cash requirements to fund acquisition and development activities.

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

As of September 30, 2024, we had $805.7 million of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $859.2 million for the nine months ended September 30, 2024, a decrease of $13.1 million as compared to the nine months ended September 30, 2023. The decrease in operating cash flows was primarily driven by an increase in property operating expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $651.6 million for the nine months ended September 30, 2024, an increase of $223.0 million as compared to the nine months ended September 30, 2023. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		(Decrease) Increase
	2024	2023	in Net Cash
Purchases of real estate and other assets	$(189,104)	$(12,450)	$(176,654)
Capital improvements and other	(235,856)	(261,069)	25,213
Development costs	(255,216)	(151,145)	(104,071)
Contributions to affiliates	(1,874)	(7,505)	5,631
Proceeds from sale of marketable equity securities	9,975	—	9,975
Proceeds from real estate asset dispositions	—	2,948	(2,948)
Net proceeds from insurance recoveries	20,203	680	19,523

The increase in cash outflows for purchases of real estate and other assets was driven by our acquisition activity during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. We acquired two apartment communities and two land parcels during the nine months ended September 30, 2024 while we acquired one land parcel during the nine months ended September 30, 2023. The decrease in cash outflows for capital improvements and other was primarily driven by decreased capital spend relating to our property redevelopment and repositioning activities during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in cash outflows for development costs was primarily driven by increased development activity, including financing a third party’s development of a 239-unit multifamily apartment community currently under construction located in Charlotte, North Carolina during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in cash outflows for contributions to affiliates was driven by a lesser amount of investments made in the technology-focused limited partnerships during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in cash inflows from proceeds from sale of marketable equity securities resulted from the sale of marketable equity securities during the nine months ended September 30, 2024 as compared to no marketable securities being sold during the nine months ended September 30, 2023. The decrease in cash inflows from proceeds from real estate asset dispositions resulted from no dispositions during the nine months ended September 30, 2024 as compared to the disposition of one land parcel during the nine months ended September 30, 2023. The increase in cash inflows from net proceeds from insurance recoveries was driven by increased insurance reimbursements received for property and storm-related casualty claims during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Cash Flows from Financing Activities

Net cash used in financing activities was $198.6 million for the nine months ended September 30, 2024, a decrease of $130.8 million as compared to the nine months ended September 30, 2023. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		Increase (Decrease)
	2024	2023	in Net Cash
Net payments of commercial paper	$(5,000)	$(20,000)	$15,000
Proceeds from notes payable	744,551	—	744,551
Principal payments on notes payable	(400,000)	(3,861)	(396,139)
Payment of deferred financing costs	(7,150)	—	(7,150)
Dividends paid on common shares	(515,085)	(488,354)	(26,731)
Proceeds from issuances of common shares	955	204,743	(203,788)
Net change in other financing activities	(373)	(5,945)	5,572

The decrease in cash outflows related to net payments of commercial paper resulted from the decrease in net borrowings of $5.0 million on our commercial paper program during the nine months ended September 30, 2024 as compared to the decrease in net borrowings of $20.0 million on our commercial paper program during the nine months ended September 30, 2023. The increase in cash inflows from proceeds from notes payable resulted from the issuance of $750.0 million of unsecured senior notes during the nine months ended September 30, 2024 as compared to no issuance of unsecured senior notes during the nine months ended September 30, 2023. The increase in cash outflows related to principal payments on notes payable resulted from the retirement of $400.0 million of unsecured senior notes during the nine months ended September 30, 2024 as compared to the retirement of $3.0 million of a secured property mortgage prior to its maturity during the nine months ended September 30, 2023. The increase in cash outflows related to payment of deferred financing costs resulted from the closing costs of $7.2 million related to the issuance of $750.0 million of unsecured senior notes during the nine months ended September 30, 2024 as compared to no payments of deferred financing costs during the nine months ended September 30, 2023. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $4.4100 per share during the nine months ended September 30, 2024 as compared to the dividend rate of $4.2000 per share during the nine months ended September 30, 2023. The decrease in cash inflows related to the proceeds from issuances of common shares resulted from the proceeds from the settlement of two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23 during the nine months ended September 30, 2023. The decrease in cash outflows from the net change in other financing activities was primarily driven by employees surrendering fewer shares of MAA common stock to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Debt

The following schedule reflects our outstanding debt as of September 30, 2024 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,050,000	6.3	3.6%
Variable rate commercial paper program	490,000	0.1	5.1%
Debt issuance costs, discounts and premiums	(24,267)
Total unsecured debt	$4,515,733	5.6	3.7%
Secured debt
Fixed rate property mortgages	$363,293	24.3	4.4%
Debt issuance costs	(3,058)
Total secured debt	$360,235	24.3	4.4%
Total debt	$4,875,968	7.0	3.8%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and premiums, as of September 30, 2024 (dollars in thousands):

	Commercial Paper (1) & Revolving Credit Facility (2)	Senior Notes	Property Mortgages	Total
2024	$490,000	$—	$—	$490,000
2025	—	399,142	—	399,142
2026	—	298,552	—	298,552
2027	—	597,924	—	597,924
2028	—	397,759	—	397,759
2029	—	556,740	—	556,740
2030	—	298,144	—	298,144
2031	—	446,138	—	446,138
2032	—	394,531	—	394,531
2033	—	—	—	—
Thereafter	—	636,803	360,235	997,038
Total	$490,000	$4,025,733	$360,235	$4,875,968
(1)
There was $490.0 million outstanding under MAALP’s unsecured commercial paper program as of September 30, 2024. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the three months ended September 30, 2024, the average daily borrowings outstanding under the commercial paper program were $403.8 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of September 30, 2024.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts and premiums, as of September 30, 2024 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2024	$—	—
2025	399,142	4.2%
2026	298,552	1.2%
2027	597,924	3.7%
2028	397,759	4.2%
2029	556,740	3.7%
2030	298,144	3.1%
2031	446,138	1.8%
2032	394,531	5.4%
2033	—	—
Thereafter	997,038	4.2%
Total	$4,385,968	3.6%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP has entered into an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of September 30, 2024, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of September 30, 2024, there were $490.0 million of borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of September 30, 2024, MAALP had $4.1 billion of publicly issued unsecured senior notes outstanding.

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

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of September 30, 2024, MAALP had $363.3 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of September 30, 2024, MAA owned 116,880,291 OP Units, comprising a 97.4% limited partnership interest in MAALP, while the remaining 3,075,552 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,075,552 shares of its common stock that, as of September 30, 2024, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, we entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of our common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. In January 2023, we settled our two forward sale agreements with respect to all 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million. We have used these proceeds primarily to fund our development and redevelopment activities.

In November 2021, we entered into an equity distribution agreement (as amended, the “Distribution Agreement”), by and among MAA, MAALP, those certain managers named therein (collectively, the “Managers”) and those certain forward-purchasers named therein (collectively, the “Forward Purchasers”), for the purpose of establishing a new at-the-market equity offering program (the “ATM Program”). Pursuant to the terms of the Distribution Agreement, we may, from time to time, issue and sell through or to the Managers, as sales agents and/or principals or as forward sellers, as agents for the Forward Purchasers, up to 4.0 million shares of our common stock.

In August 2024, we entered into Amendment No. 1 to the Distribution Agreement (the “Amendment”), which was entered into in order to (i) reflect the filing by MAA and MAALP of a new shelf registration statement on Form S-3ASR (Registration No. 333-279076 and Registration No. 333-258271-01, respectively), which became effective upon filing with the SEC on May 2, 2024; (ii) include certain other parties as additional Managers; (iii) include certain other parties as additional Forward Purchasers; and (iv) modify certain defined terms in the Distribution Agreement, as well as certain other administrative matters.

We have no obligation to issue shares through the ATM program. During the three and nine months ended September 30, 2024 and 2023, we did not sell any shares of common stock under our ATM program. As of September 30, 2024, 4.0 million shares remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of September 30, 2024, we had $521.2 million of outstanding debt and debt service obligations payable in the year ending December 31, 2024, including the $490.0 million of commercial paper borrowings due October 2024, and $31.2 million of interest payments on fixed rate debt obligations in the year ending December 31, 2024. For a schedule of the maturity dates of our outstanding debt beyond 2024, see the “Liquidity and Capital Resources - Debt” section above. As of September 30, 2024, we also had obligations to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of September 30, 2024, we had committed to make additional capital contributions totaling up to $31.6 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of September 30, 2024, we had eight development communities under construction totaling 2,762 apartment units once complete. Total expected costs for the eight development projects are $978.3 million, of which $610.4 million had been incurred through September 30, 2024. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2024, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2023. We expect to have additional development projects in the future.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024, for discussions of our critical accounting estimates. During the three months ended September 30, 2024, we used two additional trading data inputs (i.e., yields of relevant Company bond issuances and yields of relevant indices) to estimate the fair value of the bifurcated call option in the MAA Series I preferred stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of September 30, 2024, 20.4% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and, from time to time, interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of September 30, 2024, 90.0% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
July 1, 2024 - July 31, 2024	—	$—	—	4,000,000
August 1, 2024 - August 31, 2024	—	$—	—	4,000,000
September 1, 2024 - September 30, 2024	—	$—	—	4,000,000
Total	—		—	4,000,000
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company who adopted any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) during quarter ended September 30, 2024. Each of these Rule 10b5-1 trading arrangements was adopted during an open trading window.

NAME	TITLE	ADOPTION DATE	START DATE	END DATE	NATURE OF TRADING ARRANGEMENT	AGGREGATE NUMBER OF SECURITIES
H.Eric Bolton, Jr.	CEO and Chairman of the Board of Directors	8/19/2024	1/7/2025	4/30/2025	Sale of shares of common stock	100% of net shares from vesting of restricted stock awards (gross vesting quantity: 17,834 shares)(1)
A. Clay Holder	EVP, Chief Financial Officer	8/28/2024	1/7/2025	4/30/2025	Sale of shares of common stock	25% of net shares from vesting of restricted stock awards (gross vesting quantity: 648 shares)(1)
Robert J. DelPriore	EVP, Chief Administrative Officer and General Counsel	9/6/2024	1/7/2025	4/30/2025	Sale of shares of common stock	Lesser of 5,583 shares or the number of shares necessary to generate gross proceeds of $400,000
Timothy Argo	EVP, Chief Strategy and Analysis Officer	9/4/2024	1/7/2025	4/30/2025	Sale of shares of common stock	20% of net shares from vesting of restricted stock awards (gross vesting quantity: 1,436 shares)(1)
Melanie Carpenter	EVP, Chief Human Resources Officer	9/11/2024	1/9/2025	4/30/2025	Sale of shares of common stock	100% of net shares from vesting of restricted stock awards (gross vesting quantity: 1,578 shares)(1)
(1)
Net shares are net of tax withholding.

During the quarter ended September 30, 2024, no director or officer of the Company terminated any “Rule 10b5-1 trading arrangement.”

Non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 31, 2024	By:	/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 31, 2024		/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)