Form 10-K
period 2024-12-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2025-02-07
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the 77,079,482 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $11.0 billion based on the closing price of $142.61 as reported on the New York Stock Exchange on June 28, 2024. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 4, 2025, there were 116,901,778 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 20, 2025 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2024.

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2024 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended.

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

As of December 31, 2024, MAA owned 116,883,421 OP Units (97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

In the sections that combine disclosures for MAA and the Operating Partnership, this Annual Report on Form 10-K refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because we operate the business through the Operating Partnership. MAA, the Operating Partnership and its subsidiaries operate as one consolidated business, but MAA, the Operating Partnership and each of its subsidiaries are separate, distinct legal entities.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “proforma,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this Annual Report on Form 10-K may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

PART I

Item 1. Business.

Overview

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2024, we maintained full or partial ownership of apartment communities, including communities currently in development, across 16 states and the District of Columbia, summarized as follows:

Multifamily	Communities (1)		Units
Consolidated	300	(2)	102,079	(3)
Unconsolidated	1		269
Total	301		102,348
(1)
As of December 31, 2024, 35 of the Company’s apartment communities included retail components.
(2)
Number of communities includes seven communities under development as of December 31, 2024. One of these developments is a phase II expansion of an existing apartment community.
(3)
Number of units excludes development units not yet delivered as of December 31, 2024.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 116,883,421 OP Units, comprising a 97.4% partnership interest in the Operating Partnership as of December 31, 2024. MAA and MAALP were formed in Tennessee in 1993.

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
•
diversify our portfolio across markets, submarkets, product type (i.e., garden style, mid-rise, and high-rise) and price points to minimize operating performance volatility;
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

We believe in leveraging the strength of our enterprise as a foundation for our operating structure, which capitalizes on local management with specific market knowledge and accountability. Senior management, along with certain centralized asset management functions, are proactively involved in supporting and optimizing property operations and reviewing property management performance through extensive reporting processes and on-site visits. Our significant platform allows us to take advantage of technology that makes information sharing easier on a real-time basis, allows for operating efficiencies and continued expense control, and provides for various expanded revenue management practices to improve the support provided to on-site property operations.

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

We acquired the following properties during the year ended December 31, 2024:

Multifamily Acquisitions	Market	Units	Date Acquired
MAA Vale	Raleigh, NC	306	May 2024
MAA Boggy Creek	Orlando, FL	310	September 2024
MAA Cathedral Arts	Dallas, TX	386	October 2024
Modera Chandler (1)	Phoenix, AZ	345	April 2024

(1)
Represents a pre-purchase multifamily development. We own 95% of the joint venture that owns this property. Construction of this development commenced in the second quarter of 2024.

Land Acquisitions	Market	Acres	Date Acquired
MAA Porter	Richmond, VA	3.3	August 2024
MAA Nixie II	Raleigh/Durham, NC	3.3	December 2024

Development activities may be conducted through wholly-owned entities or through joint ventures with our pre-purchase transaction partners. Typically, fixed price construction contracts are signed with unrelated parties to minimize the risk of increases in construction costs. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. During the year ended December 31, 2024, we incurred $313.9 million in development costs and completed three development projects. For information regarding our development costs, see Note 1 (Organization and Summary of Significant Accounting Policies – Development Costs) to the consolidated financial statements included in this Annual Report on Form 10-K.

The following multifamily projects were under development as of December 31, 2024 (dollars in thousands):

Project	Market	Total Units	Units Completed	Costs to Date	Budgeted Costs	Estimated Costs Per Unit	Expected Completion
MAA Nixie	Raleigh/Durham, NC	406	73	$127,944	$145,500	$358	3rd Quarter 2025
MAA Breakwater	Tampa, FL	495	—	154,540	197,500	399	4th Quarter 2025
Modera Liberty Row (1)	Charlotte, NC	239	—	100,492	112,000	469	1st Quarter 2026
MAA Plaza Midwood (2)	Charlotte, NC	302	—	29,105	101,500	336	4th Quarter 2026
Modera Chandler (2)	Phoenix, AZ	345	—	34,068	117,500	341	4th Quarter 2026
MAA Porter	Richmond, VA	306	—	15,994	99,500	325	3rd Quarter 2027
MAA Milepost 35 II	Denver, CO	219	—	15,038	78,000	356	4th Quarter 2026
Total		2,312	73	$477,181	$851,500

(1)
In July 2024, we agreed to finance the third-party development of this property currently under construction. We have the option to purchase the property once construction is complete and the property is stabilized. We consider an apartment community to be stabilized once it achieves 90% average physical occupancy for 90 days.
(2)
We own 95% of the joint venture that owns this property.

The following multifamily development projects were completed during the year ended December 31, 2024 (dollars in thousands):

		As of December 31, 2024
Project	Location	Total Units	Development Costs	Development Costs per Unit	Construction Completed
Novel Daybreak (1)	Salt Lake City, UT	400	$95,091	$238	3rd Quarter 2024
Novel Val Vista (1)	Phoenix, AZ	317	78,707	248	4th Quarter 2024
MAA Milepost 35	Denver, CO	352	123,634	351	4th Quarter 2024
Total		1,069	$297,432
(1)
We own 80% of the joint venture that owns this property.

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional equity or debt capital. In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual properties, considering the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2024, we disposed of two multifamily communities totaling 488 units.

Property Redevelopment and Repositioning Activity

We focus on both interior unit upgrades and property amenity and common area upgrades above and beyond routine capital upkeep on our apartment communities that we believe have the ability to support additional rent growth. During the year ended December 31, 2024, we renovated the kitchens and bathrooms of 5,665 apartment units at an average cost of $6,219 per apartment unit, achieving average rental rate increases of 7.3% above the normal market rate for similar but non-renovated apartment units.

We have installed smart home technology (unit entry locks, mobile control of lights and thermostat and leak monitoring) at many of our apartment communities in order to provide additional resident value and increase rent growth. As of December 31, 2024, we had completed installation of Smart Home technology in over 96,000 units across our apartment community portfolio providing an increase in average effective rent per unit of approximately $25 per month since the initiative began during the first quarter of 2019. For a definition of average effective rent per unit, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends” in this Annual Report on Form 10-K.

Separately, we continued our property repositioning program to upgrade and reposition the amenity and common areas at certain of our apartment communities. The program includes targeted plans to move all apartment units at such apartment communities to higher rents. For the year ended December 31, 2024, we spent $4.8 million on this program.

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

Human Capital

As of December 31, 2024, we employed 2,532 associates. Our associates’ time, energy, creativity and passion are essential to our continued success as a company. With respect to our workforce, we focus on inclusion, providing market-competitive pay and benefits to support our associates’ well-being, encouraging our associates’ growth and development, fostering associate engagement and protecting our associates’ health and safety.

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

We recruit from a diverse range of sources including historically Black colleges and universities as well as technical/trade schools. As of December 31, 2024, ethnic/cultural minorities represented approximately 54% of our workforce, 43% of our collective corporate, regional and property leadership positions and 55% of our associates promoted during the year ended December 31, 2024. Also, as of December 31, 2024, females represented approximately 46% of our workforce, 57% of our collective corporate, regional and property leadership positions and 54% of our associates promoted during the year ended December 31, 2024.

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

We place an emphasis on communication in an effort to ensure associates feel informed and connected as an organization. We utilize a variety of communication channels to provide associates with timely information that is relevant to their role in the company, to company-wide initiatives and their professional interests. We also believe the best way to gain in-depth insight into how associates feel about working at MAA is to provide regular, frequent, and trusted opportunities to safely share feedback. From there, we are able to develop and continuously improve our work environment to enhance job satisfaction. We regularly conduct surveys with all associates to measure associate engagement and capture topical feedback to guide current programs, projects and progress. We are also driven to prove that we are listening, and that real action and improvements are executed as a result. Lastly, we conduct an annual review process to provide an opportunity for each associate to build mutual understanding with leadership, gain self-discovery and learn about possible avenues for growth. We encourage a work environment where ideas, problems and solutions can be discussed with immediate managers and other management personnel.

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

We intend to target our total debt, net of cash held, to a range of approximately 30% to 36% of our adjusted total assets (as defined in the covenants for the unsecured senior notes issued by MAALP). Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our total debt to 60% or less of our adjusted total assets. As of December 31, 2024, our total debt was 29.0% of our adjusted total assets.

We intend to target the ratio of our net debt to Adjusted EBITDAre to a range of 4.5x to 5.5x. We monitor our debt levels to a ratio of net debt to Adjusted EBITDAre in order to maintain our investment grade credit ratings. We believe this is an important factor in the management of our debt levels to maintain an optimal capital structure, and it is also considered in the assignment of our credit ratings. Adjusted EBITDAre is measured on a trailing twelve-month basis. As of December 31, 2024, our net debt to Adjusted EBITDAre ratio was 4.0x. For additional information on net debt and Adjusted EBITDAre, including reconciliations of the most directly comparable U.S. generally accepted accounting principles, or GAAP, measures to both net debt and Adjusted EBITDAre, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Non-GAAP Financial Measures - Net Debt, EBITDA, EBITDAre, and Adjusted EBITDAre” in this Annual Report on Form 10-K.

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

Competition and Market Demand

Our apartment communities are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities as well as demand for housing in a particular area. The owners of competing apartment communities may have greater resources than us, and the managers of these apartment communities may have more experience than our management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities. Competition for new residents is generally intense across all of our markets. Some competing apartment communities offer features that our apartment communities do not have or may be deemed to be in a more desirable location within the market. Competing apartment communities can use concessions or lower rents to obtain temporary competitive advantages. Also, some competing apartment communities are newer than our apartment communities, may have different amenities or otherwise be more attractive to a prospective resident. The competitive position of each apartment community is different depending upon many factors including submarket supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs, some of which may have greater resources, greater ability to utilize leverage or lower capital costs than we do.

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
•
geographic diversification with a presence in 39 defined markets across the Southeast, Southwest and Mid-Atlantic regions of the U.S.; and
•
significant presence in many of our major markets that allows us to be a local operating expert and offer varying location, product type and price options within a market to meet a variety of prospective resident preferences.

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

Government Regulations

We must own, operate, manage, acquire, develop and redevelop our properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or are subject to limited judicial or regulatory interpretations. These laws and regulations include landlord-tenant laws, employment laws, antitrust and other competition laws, laws benefiting disabled persons, privacy laws, tax laws, environmental laws, zoning laws, building codes and other laws regulating housing or that are generally applicable to our business and operations. Noncompliance with laws and regulations could expose us to liability, such as the imposition of fines by the government or the award of damages to private litigants, and could require us to make significant unanticipated expenditures, such as making modifications to our existing apartment communities or increasing construction costs for development communities. Compliance with the various laws and regulations we are subject to did not have a material effect on our capital expenditures, results of operations and competitive position for the year ended December 31, 2024 as compared to prior periods.

For additional information, see “Risk Factors – Environmental problems are possible and can be costly” and “Risk Factors – Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties” in this Annual Report on Form 10-K.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. For the year ended December 31, 2024, MAA paid total distributions of $5.88 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement.

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

General economic conditions in the U.S. have fluctuated in recent quarters, and concerns persist regarding negative macroeconomic conditions, such as inflation and the labor market. Unfavorable market and economic conditions may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of properties on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility, inflationary conditions and uncertainty about the future. Some of our major expenses generally do not decline when rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our properties would cause us to have less cash available to make payments on our debt and to make distributions, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues and/or the value of our properties include the following, among others:

•
downturns in global, national, regional and local economic conditions, particularly increases in unemployment or decreases in job growth in our markets;
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

As of December 31, 2024, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing will have more pronounced effects on our results of operations and on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the U.S.; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2024, approximately 41.2% of our portfolio (based on the number of completed apartment units) was located in our top five markets: Atlanta, Georgia; Dallas, Texas; Austin, Texas; Charlotte, North Carolina; and Orlando, Florida. In addition, our overall operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the U.S. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative housing options. In particular, our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

Substantial competition may adversely affect our revenues and limit our acquisition and development opportunities.

There are numerous alternative housing options within the market area of each of our communities that compete with us for residents, including other apartment communities, condominiums and single-family homes. Competitive housing in a particular area, particularly new supply (and especially during lease up efforts), could adversely affect our ability to retain residents, rent our apartments and increase or maintain rents, which could materially adversely affect our results of operations and financial condition. Similarly, some of our competitors may have loan covenants or fund requirements that encourage decisions on occupancy targets or rental rates that vary from decisions based on market conditions, which could require us to react in ways that may negatively affect our performance.

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

Many of our apartment communities are located in areas, such as coastal regions, that have historically been vulnerable to extreme weather events. To the extent climate change causes changes in weather patterns, areas where many of our communities are located could experience more frequent and intense extreme weather events and rising sea levels, which may cause significant damage to our properties, disrupt our operations and adversely impact our residents and rental revenue. Over time, such conditions could result in reduced demand for housing in areas where our communities are located, as well as higher costs for mitigating or repairing damage related to the effects of climate change, some which may not be fully covered by insurance. Similarly, these conditions may also negatively impact the types, pricing and terms of insurance we are able to procure.

Changes in federal, state and local laws and regulations on sustainable buildings could result in increased operating costs and capital expenditures for us to meet mandated levels of energy efficiency and/or greenhouse gas emissions performance with respect to our existing communities and could also require us to spend more on our new development communities without a corresponding increase in rental revenues. For example, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy efficiency and waste management. The imposition of such requirements could increase the costs of maintaining or improving our existing communities (for example by requiring retrofits of existing communities to improve their energy efficiency and/or resistance to inclement weather) and developing new communities without creating corresponding increases in rental revenues, which would have an adverse impact on our operating results and could adversely impact the value of our properties. Additionally, if non-compliant with building efficiency standards, our existing communities may decrease in value.

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

To reduce the risk of disruption from the planned retirement and unexpected departure of long-term employees and board members, we engage in succession planning to identify and develop in-house candidates for leadership and key executive positions within the company, recruit talented associates to fill areas of expertise needed within the company, and continually assess the needs of MAA’s Board of Directors to ensure stable governance of the company. In the last three years, we have transformed our executive team by elevating internal candidates to the offices of Chief Executive Officer (effective April 1, 2025), President, Chief Financial Officer, Chief Administrative Officer, Chief Strategy and Analysis Officer and Chief Technology and Innovation Officer. Such significant changes over a relatively short period of time could result in unintended negative effects, such as creating employee dissatisfaction that could affect retention of key employees or impacting short-term strategic initiatives, which could adversely affect our business.

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

As of December 31, 2024, we had seven development communities under construction representing 2,312 units once complete. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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
•
we may be unable to complete construction and lease-up of an apartment community on schedule, including by reason of work stoppages, labor disputes, shortages of skilled tradespeople and shortages of building components and materials;
•
we may incur development or construction costs, including labor and building components and materials, that exceed our original estimates and we may be unable to charge rents that would compensate for any increase in such costs;

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
•
our failure to successfully enter into a joint venture agreement may prohibit an otherwise advantageous investment;
•
changes in laws and regulations, or enforcement priorities, such as the imposition of tariffs or changes in immigration laws or their enforcement, could result in higher building component costs, tighter overall labor conditions and a shortage of skilled tradespeople, which could increase our costs of development and cause delays in the construction of our development communities; and
•
adoption of laws and regulations designed to address climate change and its effects, including “green” building codes, could increase our costs of development and cause delays in the construction of our development communities.

Increasing real estate taxes, utilities and insurance premiums, as well as changes in the terms and conditions of our insurance policies, may negatively impact operating results.

As a result of our substantial real estate holdings, the cost of real estate taxes, utilities and insurance for our apartment communities represents a significant component of expense. These costs are subject to substantial increases and fluctuations, which can be widely outside of our control. For example, the current and potential impacts of climate change, along with the increased risk of extreme weather events and natural disasters have caused significant increases in our property insurance premiums and may adversely affect the availability and terms of coverage in the future. Additionally, “social inflation” has caused the cost of general liability claims to rise at a rate well above general economic inflation, primarily due to a trend in increasing litigation costs related to unpredictable jury verdicts for plaintiffs seeking large monetary relief for their injuries. Premises liability is of particular concern for multifamily apartment owners. In general, these factors have pressured insurance premiums and made it more challenging to obtain appropriate coverage at reasonable rates without assuming higher levels of self-retained risk. If the costs associated with real estate taxes, utilities and insurance premiums continue to rise without being offset by corresponding increases in rental revenues or, in the case of insurance, strategic self-retention of risk, our operating results could be negatively impacted, potentially affecting our ability to meet debt obligations and make distributions.

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

We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing and property management activities, and we collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our residents, prospective residents and employees in connection with providing business services to us, including web hosting, property management, leasing, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. As described in more detail under the heading "Cybersecurity" in this Annual Report on Form 10-K, we take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information. However, we face risks associated with breaches or security failures of the information technology systems on which we rely, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the internet, malware, computer viruses or employee error or misconduct. This risk of a data breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies, such as ransomware and generative artificial intelligence, and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts involving Ukraine and in the Middle East.

The security measures put in place by us and our service providers cannot provide absolute security and there can be no assurance that we or our service providers will not suffer a data security incident in the future, that unauthorized parties will not gain access to sensitive information stored on our or our service providers’ systems, that such access will not, whether temporarily or permanently, impact, interfere with or interrupt our operations, or that any such incident will be discovered in a timely manner. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable as the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. The rapid evolution and increased adoption of artificial intelligence technologies, by us and our third-party service providers, may also heighten our cybersecurity risks by making cyber attacks more difficult to detect, contain and mitigate. In addition, third-party information technology providers may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss or disclosure or to address a known vulnerability, which may subject us to known threats or downtime as a result of those delays. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Further, we may be required to expend significant additional resources to continue to enhance information security measures and internal processes and procedures or to investigate and remediate any information security vulnerabilities.

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

As our industry becomes increasingly regulated, we do not know whether the legal requirements we are subject to will change or whether new requirements will be imposed. For example, privacy laws continue to evolve, with several states passing new data privacy laws that govern the collection, processing, use, security and disclosure of information about state residents, such as the Texas Data Privacy and Security Act. In addition, there are legislative efforts underway at the local, state and federal levels related to tenant screening limitations, affordable housing mandates, increased eviction notice periods, mandatory alternative dispute resolution and access to legal counsel for unrepresented tenants. Likewise, we have seen an increase in governments implementing, considering or being urged by tenant advocacy groups to consider rent control or rent stabilization laws and regulations and other tenants’ rights laws and regulations. New or changed legal requirements implemented in the markets in which we operate could require us to make significant unanticipated expenditures and could also limit our ability to recover increases in operating expenses, impose limitations on our ability to charge market rents or increase rents or charge certain fees, impose limitations on our ability to enforce remedies for the failure to pay rent or otherwise adversely impact our operations. Therefore, any such new or changed legal requirements could have a significant adverse impact on our results of operations and the value of our properties.

Legal proceedings that we become involved in from time to time could adversely affect our business.

As an owner, operator and developer of multifamily apartment communities, we may become involved in various legal proceedings, including, proceedings related to commercial, development, employment, competition, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit. For example, we are currently a defendant, among other companies, in lawsuits filed by plaintiffs individually and on behalf of a purported class of plaintiffs alleging that RealPage, Inc. and many of the largest owners and operators of apartment communities in the country, including us, conspired to artificially inflate the prices of multifamily rents above competitive levels using RealPage’s revenue management software in violation of state and federal antitrust laws. Similarly, another lawsuit alleging violations of the District of Columbia’s antitrust laws has been filed by the District of Columbia against RealPage and a number of large apartment community owners and operators, including us. For more detail on these lawsuits, see Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Many of our apartment communities are located in areas that may be subject to extreme weather and natural disasters, such as floods, tornados, hurricanes, earthquakes, wildfires and major winter storms, the likelihood or frequency of which events could increase in part based on the impact of climate change. Such events may cause significant damage to our properties, disrupt our operations, and adversely impact our residents and rental revenue. There can be no assurances that such conditions will not have a material adverse effect on our properties, operations or business.

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

As of December 31, 2024, the amount of our total debt was $5.0 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Interest rates increased significantly in 2022 and 2023, and while the Federal Reserve began cutting its benchmark interest rate in 2024, interest rates remain elevated. To the extent the current interest rate environment continues or interest rates increase further, we could experience higher interest expense on our variable-rate debt or increase interest rates when refinancing maturing fixed-rate debt, which could have a material adverse effect on us and our ability to make payments on our debt and to make distributions or cause us to be in default under certain debt instruments. In addition, the current interest rate environment, or any further increase in interest rates, may lead holders of shares of our common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock. Any increase in the federal funds rate due to key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, we had outstanding borrowings of $5.0 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. Our ability to comply with these financial covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

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

Preferred Stock

MAA’s charter authorizes its Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2024, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

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

MAA, as the Operating Partnership’s sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership’s affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the unitholders of the Operating Partnership. Also, as of December 31, 2024, MAA owned approximately 97.4% of the OP Units. As such, MAA has substantial influence on the outcome of substantially all matters submitted to the Operating Partnership’s unitholders for approval.

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

We maintain a cyber insurance policy, we periodically meet with our insurance broker and insurer to discuss emerging trends in cybersecurity and we utilize self-assessment tools and other services provided by our insurance broker and insurer, including annual tabletop exercises conducted by cybersecurity experts.

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

Governance

The Audit Committee of our Board of Directors is responsible for oversight of risks from cybersecurity threats. At a management level, our cybersecurity risk management program is led by our Chief Technology and Innovation Officer who has over 20 years of experience providing business and information technology, or IT, process consulting and regulatory compliance services, including founding a cyber-security consulting and regulatory compliance firm and serving as Sarbanes-Oxley subject matter specialist for an international public accounting firm, and whose certifications include Certified Public Accountant and Certified Information Systems Auditor. Partnering with our Chief Technology and Innovation Officer is our Vice President Cyber Security, who has over 30 years of IT technical and IT business process experience and has been an IT and cyber security leader for multiple financial services companies. Collectively, our cybersecurity team consists of 5 professionals with an average cybersecurity tenure of 15 years and various relevant certifications. Members of our cybersecurity team deliver regular updates to our Chief Technology and Innovation Officer and Chief Administrative Officer and General Counsel.

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

The following schedule summarizes our apartment community portfolio by location as of December 31, 2024, as well as occupancy levels and average effective rent per unit by location for the year ended December 31, 2024:

	Number of Communities (1)		Number of Units (2)	Average Physical Occupancy (3)	Average Effective Rent per Unit (4)
Atlanta, GA	29		11,434	94.6%	$1,819
Dallas, TX	27		10,117	95.3%	1,662
Austin, TX	20		6,829	95.0%	1,585
Charlotte, NC	19		5,651	95.6%	1,638
Orlando, FL	13		5,643	95.9%	1,979
Tampa, FL	14		5,416	96.0%	2,093
Raleigh/Durham, NC	15		5,350	95.8%	1,540
Houston, TX	16		5,175	95.4%	1,432
Nashville, TN	12		4,375	95.9%	1,691
Fort Worth, TX	9		3,687	95.3%	1,579
Jacksonville, FL	10		3,496	95.7%	1,514
Charleston, SC	11		3,168	96.1%	1,801
Phoenix, AZ	9		2,968	95.3%	1,734
Greenville, SC	10		2,354	95.8%	1,331
Northern Virginia	4		1,888	96.6%	2,445
Savannah, GA	6		1,837	95.8%	1,706
Memphis, TN	4		1,811	95.2%	1,371
Richmond, VA	6		1,732	96.4%	1,659
San Antonio, TX	4		1,504	95.6%	1,373
Birmingham, AL	5		1,462	95.6%	1,403
Fredericksburg, VA	4		1,435	96.6%	1,850
Huntsville, AL	3		1,228	95.2%	1,307
Denver, CO	3		1,118	95.3%	1,974
Kansas City, MO-KS	3		1,110	95.8%	1,614
Chattanooga, TN	4		943	95.4%	1,291
Lexington, KY	4		924	96.4%	1,273
Norfolk / Hampton / Virginia Beach, VA	3		788	94.8%	1,671
Las Vegas, NV	2		721	96.5%	1,582
Tallahassee, FL	2		604	95.6%	1,538
South Florida, FL	1		480	95.5%	2,421
Gainesville, FL	2		468	95.8%	1,692
Louisville, KY	1		384	95.7%	1,201
Maryland, MD	1		361	96.4%	2,265
Gulf Shores, AL	1		324	95.3%	1,429
Panama City, FL	1		254	95.2%	1,687
Charlottesville, VA	1		251	96.3%	2,081
Same Store	279		97,290	95.5%	$1,688
Charlotte, NC	4	(5)	696	89.5%	1,908
Phoenix, AZ	3	(5)	640	88.3%	1,887
Columbia, SC	2		576	92.9%	1,247
Orlando, FL	2		574	87.9%	2,098
Salt Lake City, UT	1		400	69.5%	1,766
Raleigh/Durham, NC	2		379	70.8%	1,876
Denver, CO	1		352	66.9%	2,268
Austin, TX	1		350	95.5%	1,626
Atlanta, GA	1		340	82.1%	2,115
Dallas, TX	1		386	44.0%	1,978
Richmond, VA	1	(5)	—	—	—
Tampa, FL	1	(5)	—	—	—
Gulf Shores, AL	1		96	95.7%	2,325
Total (6)	300		102,079	94.8%	$1,697
(1)
Number of communities includes seven communities under development as of December 31, 2024. One of these development communities is a phase II expansion of an existing apartment community.
(2)
Number of units excludes development units not yet delivered.
(3)
Average physical occupancy is calculated by dividing the average daily number of units occupied in 2024 by the total number of units at each apartment community.
(4)
Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate.
(5)
Includes a new multifamily apartment community development that has not yet delivered any units.
(6)
Schedule excludes a 269-unit joint venture property in Washington, D.C.

Thirty-five of our apartment communities reflected in the above schedule also include retail components. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a discussion of our Same Store and Non-Same Store and Other segments.

Mortgage Financing

As of December 31, 2024, we had $363.3 million of indebtedness collateralized, secured and outstanding as set forth in Schedule III – Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Mid-America Apartment Communities, Inc.

Market Information

MAA’s common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. As of February 4, 2025, there were approximately 2,000 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock.

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

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP Units can elect to automatically reinvest their distributions in shares of MAA’s common stock. The DRSPP also allows for the optional purchase of MAA’s common stock of at least $250, but not more than $5,000 in any given month. In its absolute discretion, MAA may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA may elect to sell shares under the DRSPP at up to a 5% discount. During the year ended December 31, 2024, MAA issued 10,610 shares through the DRSPP and no shares were issued at a discount.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s OP Units. From time to time, we issue shares of MAA’s common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. As of December 31, 2024, there were 119,958,973 OP Units outstanding in the Operating Partnership, of which 116,883,421 OP Units, or 97.4%, were owned by MAA and 3,075,552 OP Units, or 2.6%, were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of MAA’s common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2024, MAA issued a total of 68,419 shares of common stock upon redemption of OP Units.

At-the-Market Equity Offering Program

MAA has entered into an at-the-money equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the ATM program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock at such times as determined by MAA. MAA has no obligation to issue shares through the ATM program. During the year ended December 31, 2024, MAA did not sell any shares of common stock under the ATM program. As of December 31, 2024, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

Stock Repurchase Plan

In December 2015, MAA’s Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA’s common stock outstanding at the time of such authorization. From time to time, we may repurchase shares under this authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2024, no shares have been repurchased under the authorization.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2024 - October 31, 2024	—	$—	—	4,000,000
November 1, 2024 - November 30, 2024	—	$—	—	4,000,000
December 1, 2024 - December 31, 2024	—	$—	—	4,000,000
Total	—		—	4,000,000
(1)
This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2019 with the S&P 500 Index and the Dow Jones (DJ) U.S. Real Estate Apartments Index. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

280
260
240
220
200
180
160
140
120
100
80
Index Value
2019
2020
2021
2022
2023
2024
Year Ended December 31,
MAA
S&P 500
DJ U.S. Real Estate Apartments Index

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Mid-America Apartment Communities, Inc.	$100.00	$99.36	$184.68	$129.74	$115.38	$138.39
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
DJ U.S. Real Estate Apartments Index	100.00	88.07	142.47	96.76	103.64	124.86

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.4% interest as of December 31, 2024. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed or implied by such forward-looking statements as a result of many factors, including, but not limited to, those under the heading “Risk Factors” in this Annual Report on Form 10-K.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2024, we owned and operated 293 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of December 31, 2024, we had seven development communities under construction, and 35 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2024.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Communities are considered stabilized when achieving 90% average physical occupancy for 90 days. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities and expenses related to severe weather events, including hurricanes and winter storms. Additional information regarding the composition of our segments is included in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2024, net income available for MAA common shareholders was $523.9 million as compared to $549.1 million for the year ended December 31, 2023. Results for the year ended December 31, 2024 included $55.0 million of gain related to the sale of depreciable real estate assets, $11.2 million of gain on the consolidation of a third-party development, $9.3 million in net casualty gain and $6.1 million of non-cash gain, net of tax, from investments, partially offset by $18.8 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $9.4 million of legal costs and settlements. Results for the year ended December 31, 2023 included $18.5 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $3.5 million of non-cash gain, net of tax, from investments. Revenues for the year ended December 31, 2024 increased 2.0% as compared to the year ended December 31, 2023, driven by a 44.7% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2024 increased by 6.8% as compared to the year ended December 31, 2023, driven by a 3.9% increase in our Same Store segment and 71.8% increase in our Non-Same Store and Other segment. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the year ended December 31, 2024, revenue growth for our Same Store segment continued to be primarily driven by growth in average effective rent per unit. The average effective rent per unit for our Same Store segment increased to an average effective rent per unit of $1,688 for the year ended December 31, 2024 compared to $1,684 for the year ended December 31, 2023. This represents an increase of 0.3% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the year ended December 31, 2024, average physical occupancy for our Same Store segment was 95.5%, as compared to 95.6% for the year ended December 31, 2023. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

As of December 31, 2024, resident turnover for our Same Store segment was 42.0% as compared to 44.9% as of December 31, 2023. Resident turnover represents resident move outs, excluding transfers within the Same Store segment, as a percentage of expiring leases on a trailing twelve-month basis as of the end of the reported period.

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

Demand for apartments in our markets was strong during 2024, which contributed to the steady absorption of the record-level volume of new supply delivered during the year, which we believe has now peaked. The strong demand resulted in record low resident turnover, steady occupancy and strong renewal pricing and collections. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration over the long term. We continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent pricing on new leases and renewals than what we achieved in the year ended December 31, 2024. We believe that in calendar year 2025 we will see continued decline in the amount of new apartment deliveries impacting our portfolio and we will enter a new multi-year cycle with demand outpacing supply.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. Overall borrowing costs remain at elevated levels and we expect this trend to continue. As of December 31, 2024, we had $250.0 million of variable rate debt outstanding under our commercial paper program. Our continued exposure to elevated interest rates will be a result of additional variable rate borrowings or future financing and refinancing activities.

Results of Operations

For the year ended December 31, 2024, we achieved net income available for MAA common shareholders of $523.9 million, a 4.6% decrease as compared to the year ended December 31, 2023, and total revenue growth of $42.5 million, representing a 2.0% increase in property revenues as compared to the year ended December 31, 2023. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the year ended December 31, 2024 as compared to the year ended December 31, 2023. A discussion of the results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024, which is available free of charge on the SEC’s website at https://www.sec.gov and on our website at https://www.maac.com, on the “For Investors” page under “Filings and Financials—Annual Reports.”

Property Revenues

The following table reflects our property revenues by segment for the years ended December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023	Increase	% Increase
Same Store	$2,084,836	$2,075,096	$9,740	0.5%
Non-Same Store and Other	106,179	73,372	32,807	44.7%
Total	$2,191,015	$2,148,468	$42,547	2.0%

The increase in property revenues for our Non-Same Store and Other segment for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was the primary driver of total property revenue growth. The Same Store segment generated a 0.5% increase in revenues for the year ended December 31, 2024, primarily the result of average effective rent per unit growth of 0.3% as compared to the year ended December 31, 2023. The increase in property revenues from the Non-Same Store and Other segment for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily the result of increased revenues from completed development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the years ended December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023	Increase	% Increase
Same Store	$763,659	$735,286	$28,373	3.9%
Non-Same Store and Other	56,433	32,855	23,578	71.8%
Total	$820,092	$768,141	$51,951	6.8%

The increase in property operating expenses for our Same Store segment for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by increases in personnel expense of $7.6 million, real estate tax expense of $5.3 million, utilities expense of $4.6 million, office operations expense of $4.6 million, insurance expense of $2.4 million, and marketing expense of $2.3 million. The increase in property operating expenses from the Non-Same Store and Other segment for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily the result of increased expenses from completed development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2024 was $585.6 million, an increase of $20.6 million as compared to the year ended December 31, 2023. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities and capital spend activities made in the normal course of business during the year ended December 31, 2024, partially offset from decreased depreciation expense from disposed communities during the year ended December 31, 2023.

Other Income and Expenses

Property management expenses for the year ended December 31, 2024 were $72.0 million, an increase of $4.3 million as compared to the year ended December 31, 2023. General and administrative expenses for the year ended December 31, 2024 were $56.5 million, a decrease of $2.1 million as compared to the year ended December 31, 2023.

Interest expense for the year ended December 31, 2024 was $168.5 million, an increase of $19.3 million as compared to the year ended December 31, 2023. The increase was due to an increase in our average outstanding debt balance and an increase of 25 basis points in our effective interest rate during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

For the year ended December 31, 2024, we disposed of two apartment communities, resulting in a gain on sale of depreciable real estate assets of $55.0 million. For the year ended December 31, 2023, we did not dispose of any apartment communities. During the year ended December 31, 2024, we did not dispose of any land parcels. During the year ended December 31, 2023, we disposed of one land parcel, resulting in the recognition of a negligible gain on sale of non-depreciable real estate assets.

Other non-operating (income) expense for the year ended December 31, 2024 was $1.7 million of income, as compared to $31.2 million of income for the year ended December 31, 2023. The income for the year ended December 31, 2024 was primarily driven by $11.2 million of gain on the consolidation of a third-party development, $9.3 million of net casualty related recoveries, $7.8 million of non-cash gain from investments and miscellaneous income of $1.0 million, partially offset by $18.8 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $9.4 million of legal costs and settlements. The income for the year ended December 31, 2023 was primarily driven by $18.5 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, $4.4 million of non-cash gain from investments, $5.5 million of miscellaneous income and $3.4 million of interest income, partially offset by $1.0 million in net casualty loss.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with GAAP) excluding gains or losses on disposition of operating properties and asset impairment and gain on consolidation of third-party development, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests and adjustments for joint ventures. Because net income attributable to noncontrolling interests is added back, FFO, when used in this Annual Report on Form 10-K, represents FFO attributable to common shareholders and unitholders.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the years ended December 31, 2024 and 2023, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Year ended December 31,
	2024	2023
Net income available for MAA common shareholders	$523,855	$549,118
Depreciation and amortization of real estate assets	579,927	558,969
(Gain) loss on sale of depreciable real estate assets	(55,003)	62
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	628	615
Gain on consolidation of third-party development (1)	(11,239)	—
Net income attributable to noncontrolling interests	14,033	15,025
FFO attributable to common shareholders and unitholders	1,052,201	1,123,789
Loss (gain) on embedded derivative in preferred shares (1)	18,751	(18,528)
Gain on sale of non-depreciable real estate assets	—	(54)
Gain on investments, net of tax (1)	(6,078)	(3,531)
Casualty related (recoveries) charges, net (1)(2)	(9,326)	980
Gain on debt extinguishment (1)	—	(57)
Legal costs, settlements and (recoveries), net (1)(3)	9,437	(4,454)
Mark-to-market debt adjustment (4)	—	(25)
Core FFO attributable to common shareholders and unitholders	$1,064,985	$1,098,120
(1)
Included in “Other non-operating (income) expense” in the Consolidated Statements of Operations.
(2)
For the years ended December 31, 2024 and 2023, gain on investments is presented net of tax expense of $1.7 million and $0.9 million, respectively.
(3)
For the year ended December 31, 2024, in accordance with our accounting policies, we recognized $8.0 million of accrued legal defense costs that are expected to be incurred through July 2027.
(4)
Included in “Interest expense” in the Consolidated Statements of Operations.

Core FFO attributable to common shareholders and unitholders for the year ended December 31, 2024 was $1.1 billion, a decrease of $33.1 million as compared to the year ended December 31, 2023, primarily as a result of increases in property operating expenses, excluding depreciation and amortization, of $52.0 million, interest expense of $19.3 million and property management expenses of $4.3 million, partially offset by an increase in property revenues of $42.5 million.

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

The following table presents a reconciliation of unsecured notes payable and secured notes payable to net debt as of December 31, 2024 and 2023, as we believe unsecured notes payable and secured notes payable, combined, is the most directly comparable GAAP measure (dollars in thousands):

	December 31, 2024	December 31, 2023
Unsecured notes payable	$4,620,690	$4,180,084
Secured notes payable	360,267	360,141
Total debt	4,980,957	4,540,225
Cash and cash equivalents	(43,018)	(41,314)
Net debt	$4,937,939	$4,498,911

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the years ended December 31, 2024 and 2023, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Net income	$541,576	$567,831
Depreciation and amortization	585,616	565,063
Interest expense	168,544	149,234
Income tax expense	5,240	4,744
EBITDA	1,300,976	1,286,872
(Gain) loss on sale of depreciable real estate assets	(55,003)	62
Gain on consolidation of third-party development (1)	(11,239)	—
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,363	1,350
EBITDAre	1,236,097	1,288,284
Loss (gain) on embedded derivative in preferred shares (1)	18,751	(18,528)
Gain on sale of non-depreciable real estate assets	—	(54)
Gain on investments (1)	(7,809)	(4,449)
Casualty related (recoveries) charges, net (1)	(9,326)	980
Gain on debt extinguishment (1)	—	(57)
Legal costs, settlements and (recoveries), net (1) (2)	9,437	(4,454)
Adjusted EBITDAre	$1,247,150	$1,261,722
(1)
Included in “Other non-operating (income) expense” in the Consolidated Statements of Operations.
(2)
For the year ended December 31, 2024, in accordance with our accounting policies, we recognized $8.0 million of accrued legal defense costs that are expected to be incurred through July 2027.

Our net debt to Adjusted EBITDAre ratio as of December 31, 2024 was 4.0x, as compared to a ratio of 3.6x as of December 31, 2023. The change in the ratio was primarily due to a decrease of $14.6 million in Adjusted EBITDAre for the year ended December 31, 2024 as compared to the year ended December 31, 2023 and an increase of $439.0 million in comparing net debt as of December 31, 2024 to net debt as of December 31, 2023. The decrease in Adjusted EBITDAre was primarily due to an increase in property operating expenses and property management expenses partially offset by an increase in property revenues, while the increase in net debt was primarily due to an increase in unsecured notes payable, partially offset by an increase in cash and cash equivalents. The increase in unsecured notes payable was primarily driven by an increase in cash requirements to fund acquisition and development activities.

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

As of December 31, 2024, we had $1.0 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.1 billion for the year ended December 31, 2024, a decrease of $38.9 million as compared to the year ended December 31, 2023. The decrease in operating cash flows was primarily driven by an increase in property operating expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $825.5 million for the year ended December 31, 2024, an increase of $50.2 million as compared to the year ended December 31, 2023. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		(Decrease) Increase
	2024	2023	in Net Cash
Purchases of real estate and other assets	$(301,071)	$(223,453)	$(77,618)
Capital improvements and other	(322,372)	(341,224)	18,852
Development costs	(313,888)	(198,152)	(115,736)
Contributions to affiliates	(2,874)	(16,636)	13,762
Proceeds from real estate asset dispositions	84,209	2,946	81,263
Proceeds from sale of markable equity securities	9,975	—	9,975
Net proceeds from insurance recoveries	20,195	945	19,250

The increase in cash outflows for purchases of real estate and other assets was primarily driven by the number of the real estate assets acquired during the year ended December 31, 2024 as compared to the year ended December 31, 2023. During the year ended December 31, 2024, we acquired three apartment communities and closed on the pre-purchase of a multifamily development community. During the year ended December 31, 2023, we acquired two apartment communities. The decrease in cash outflows for capital improvements and other was primarily driven by decreased capital spend relating to our property redevelopment and repositioning activities during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in cash outflows for development costs was primarily driven by increased development activity, including financing a third-party’s development of a 239-unit multifamily apartment community currently under construction located in Charlotte, North Carolina, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in cash outflows for contributions to affiliates was driven by a lesser amount of investments made in the technology-focused limited partnerships during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in cash inflows from proceeds from real estate asset dispositions resulted from the disposition of two multifamily communities during the year ended December 31, 2024 as compared to the disposition of one land parcel during the year ended December 31, 2023. The increase in cash inflows from proceeds from sale of marketable equity securities resulted from the sale of marketable equity securities during the year ended December 31, 2024 as compared to no marketable securities being sold during the year ended December 31, 2023. The increase in cash inflows from net proceeds from insurance recoveries was driven by increased insurance reimbursements received for property and storm-related casualty claims during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Cash Flows from Financing Activities

Net cash used in financing activities was $271.1 million for the year ended December 31, 2024, a decrease of $96.8 million as compared to the year ended December 31, 2023. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		(Decrease) Increase
	2024	2023	in Net Cash
Net change in commercial paper	$(245,000)	$475,000	$(720,000)
Proceeds from notes payable	1,091,646	—	1,091,646
Principal payments on notes payable	(400,000)	(353,861)	(46,139)
Payment of deferred financing costs	(10,317)	(2)	(10,315)
Dividends paid on common shares	(686,900)	(651,717)	(35,183)
Proceeds from issuances of common shares	1,230	205,070	(203,840)
Acquisition of noncontrolling interests	—	(15,757)	15,757
Net change in other financing activities	166	(5,279)	5,445
The increase in cash outflows related to the net change in commercial paper resulted from the decrease in net borrowings of $245.0 million under our commercial paper program during the year ended December 31, 2024 as compared to the increase in net borrowings of $475.0 million under our commercial paper program during the year ended December 31, 2023. The increase in cash inflows from proceeds from notes payable resulted from the issuance of $1.1 billion of unsecured senior notes during the year ended December 31, 2024 as compared to no issuance of unsecured senior notes during the year ended December 31, 2023. The increase in cash outflows from principal payments on notes payable primarily resulted from the retirement of $400.0 million of unsecured senior notes during the year ended December 31, 2024 as compared to the retirement of $350.0 million of unsecured senior notes during the year ended December 31, 2023. The increase in cash outflows related to payment of deferred financing costs resulted from the closing costs of $10.3 million related to the issuance of $1.1 billion of unsecured senior notes during the year ended December 31, 2024 as compared to negligible deferred financing costs during the year ended December 31, 2023. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $5.880 per share during the year ended December 31, 2024 as compared to the dividend rate of $5.600 per share during the year ended December 31, 2023. The decrease in cash inflows related to the proceeds from issuances of common shares resulted from the proceeds from the settlement of two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23 during the year ended December 31, 2023. The decrease in cash outflows from the acquisition of noncontrolling interests resulted from the acquisition of a 5% noncontrolling interest of a consolidated real estate entity for $15.8 million during the year ended December 31, 2023. The increase in cash inflows from the net change in other financing activities was primarily driven by fewer shares of MAA’s common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares, and more contributions received from noncontrolling interest during the year ended December 31, 2024 as compared to year ended December 31, 2023.

Debt

The following schedule reflects our outstanding debt as of December 31, 2024 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,400,000	6.4	3.7%
Variable rate commercial paper	250,000	0.1	4.7%
Debt issuance costs, discounts and premiums	(29,310)
Total unsecured debt	$4,620,690	6.0	3.8%

Secured debt
Fixed rate property mortgages	$363,293	24.1	4.4%
Debt issuance costs	(3,026)
Total secured debt	$360,267	24.1	4.4%
Total debt	$4,980,957	7.3	3.8%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and premiums, as of December 31, 2024 (dollars in thousands):

	Commercial Paper (1) & Revolving Credit Facility (2)	Senior Notes	Property Mortgages	Total
2025	$250,000	$399,340	$—	$649,340
2026	—	298,744	—	298,744
2027	—	598,121	—	598,121
2028	—	397,911	—	397,911
2029	—	556,359	—	556,359
2030	—	298,230	—	298,230
2031	—	446,302	—	446,302
2032	—	394,680	—	394,680
2033	—	—	—	—
2034	—	343,795	—	343,795
Thereafter	—	637,208	360,267	997,475
Total	$250,000	$4,370,690	$360,267	$4,980,957
(1)
There was $250.0 million outstanding under MAALP’s commercial paper program as of December 31, 2024. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the year ended December 31, 2024, average daily borrowings outstanding under the commercial paper program were $336.3 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of December 31, 2024.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts and premiums, as of December 31, 2024 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2025	$399,340	4.2%
2026	298,744	1.2%
2027	598,121	3.7%
2028	397,911	4.2%
2029	556,359	3.7%
2030	298,230	3.1%
2031	446,302	1.8%
2032	394,680	5.4%
2033	—	—
2034	343,795	5.1%
Thereafter	997,475	4.2%
Total	$4,730,957	3.8%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP has entered into an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of December 31, 2024, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of December 31, 2024, there were $250.0 million of borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of December 31, 2024, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding.

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

In December 2024, MAALP publicly issued $350.0 million in aggregate principal amount of unsecured senior notes due March 2035 with a coupon rate of 4.950% per annum and at an issue price of 99.170%. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2025. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program. The notes have an effective interest rate of 5.053%.

In October 2023, MAALP retired $350.0 million of publicly issued unsecured senior notes at maturity using available cash on hand and borrowings under the commercial paper program.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of December 31, 2024, MAALP had $363.3 million of secured property mortgages outstanding.

In July 2023, MAALP retired $3.0 million remaining on a mortgage associated with an apartment community prior to its June 2025 maturity.

For more information regarding our debt capital resources, see Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Equity

As of December 31, 2024, MAA owned 116,883,421 OP Units, comprising a 97.4% limited partnership interest in MAALP, while the remaining 3,075,552 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,075,552 shares of its common stock that, as of December 31, 2024, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. In January 2023, MAA settled its two forward sale agreements with respect to all 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA’s common stock and commissions paid to sales agents, for net proceeds of $203.7 million. We have used these proceeds primarily to fund our development and redevelopment activities.

MAA has entered into an at-the-money equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the ATM program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock at such times as determined by MAA.

MAA has no obligation to issue shares through the ATM program. During the years ended December 31, 2024 and 2023, MAA did not sell any shares of common stock under the ATM program. As of December 31, 2024, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Material Cash Requirements

The following table summarizes material cash requirements as of December 31, 2024 related to contractual obligations, which consist of principal and interest on our debt obligations and right-of-use lease liabilities (dollars in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations (1)	$650,000	$300,000	$600,000	$400,000	$550,000	$2,513,293	$5,013,293
Fixed rate interest	170,937	160,086	145,986	126,786	107,524	739,875	1,451,194
Right-of-use lease liabilities (2)	3,043	3,093	3,131	1,709	815	54,856	66,647
Total	$823,980	$463,179	$749,117	$528,495	$658,339	$3,308,024	$6,531,134
(1)
Represents principal payments gross of debt issuance costs, discounts and premiums.
(2)
Primarily comprised of a ground lease underlying one apartment community we own and the lease of our corporate headquarters.

As of December 31, 2024, we also had obligations, which are not reflected in the table above, to make additional capital contributions to six technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of December 31, 2024, we had committed to make additional capital contributions totaling up to $30.6 million if and when called by the general partners of the limited partnerships.

As discussed below, we have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of December 31, 2024, we had seven development communities under construction totaling 2,312 apartment units once complete. Total expected costs for the seven development projects are $851.5 million, of which $477.2 million had been incurred through December 31, 2024. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2025, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2024. We expect to have additional development projects in the future.

During the year ended December 31, 2024, we acquired three multifamily apartment communities for approximately $271 million and acquired three land parcels for future development for approximately $30 million. These activities were funded from borrowings under the commercial paper program and available cash on hand.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. We expect to pay quarterly dividends at an annual rate of $6.06 per share of MAA common stock during the year ending December 31, 2025. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the year ended December 31, 2024, we experienced inflationary pressures that drove higher operating expenses, primarily in personnel, real estate taxes, utilities, office operations, insurance and marketing expenses.

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

Acquisition of real estate assets

We account for our acquisitions of investments in real estate as asset acquisitions in accordance with Accounting Standards Codification Topic 805, Business Combinations, which requires the cost of the real estate acquired to be allocated to the individual acquired tangible assets, consisting of land, buildings and improvements and other, and identified intangible assets, consisting of the value of in-place leases and other contracts, on a relative fair value basis. In calculating the asset value of acquired tangible and intangible assets, management may use significant subjective inputs, including forecasted net operating income, or NOI, and market specific capitalization and discount rates. Management analyzes stabilized NOI to determine its estimate for forecasted NOI. Management estimates the market capitalization rate by analyzing the market capitalization rates for sold properties with comparable ages in similarly sized markets. Management allocates the purchase price of the asset acquisition based on the relative fair value of the individual components as a proportion of the total assets acquired.

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment, right-of-use lease assets and purchased intangibles subject to amortization, are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. Management generally considers the individual assets of an apartment community to collectively represent an asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management calculates the fair value of an asset by dividing estimated future annual cash flow by a market capitalization rate. No material impairment losses were recognized during the years ended December 31, 2024 and 2023.

Our impairment assessments may contain uncertainties because they require management to make assumptions and to apply judgment to estimate future undiscounted cash flows and the fair value of the assets. Key assumptions used in estimating future cash flows and the fair value of an asset include projecting an apartment community’s NOI, estimating asset hold periods and recurring capital expenditures, as well as selecting an appropriate market capitalization rate. Management considers its apartment communities’ historical stabilized NOI performance, local market economics and the business environment impacting our apartment communities as the basis in projecting forecasted NOI, which management believes is representative of future cash flows. Management estimates the market capitalization rate by analyzing the market capitalization rates for sold properties with comparable ages in similarly sized markets. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

Valuation of embedded derivative

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to the statement of operations. The derivative asset related to the redemption feature is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at our option beginning on October 1, 2026 and at the redemption price of $50 per share. We may use various significant inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as us, treasury rates and trading data available of prices of the preferred shares, to determine the fair value of the bifurcated call option. As a result of the adjustments recorded to reflect the change in fair value of the derivative asset, the fair value of the embedded derivative asset decreased to $13.2 million as of December 31, 2024 as compared to $31.9 million as of December 31, 2023, a decrease in value of the asset of $18.7 million.

Arriving at the valuation of the embedded derivative requires a significant amount of subjective judgment by management, and the valuation of the embedded derivative is highly sensitive to changes in certain inputs in the analysis. For example, changes in the inputs of the MAALP bond yields, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates could cause the valuation of the embedded derivative to materially change from the recorded balance as of December 31, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2024, 21.2% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of December 31, 2024, 95.0% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and related financial information required to be filed are set forth on pages F-1 to F-39 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

MAA’s management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA’s internal control over financial reporting as of December 31, 2024 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA’s management concluded that MAA’s internal control over financial reporting was effective as of December 31, 2024.

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

(c) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2024. An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Non-Rule 10b5-1 Trading Arrangements.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in MAA’s 2025 Proxy Statement in the sections entitled “Board Structure and Composition,” “Director Nominees for Election” and “Executive Officers of the Registrant,” is incorporated herein by reference in response to this Item 10.

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

Item 11. Executive Compensation.

The information contained in MAA’s 2025 Proxy Statement in the sections entitled “Executive Compensation Tables,” “Director Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in MAA’s 2025 Proxy Statement in the sections entitled “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in MAA’s 2025 Proxy Statement in the sections entitled “Certain Relationships and Related Party Transactions” and “Indebtedness of Management” is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accountant Fees and Services.

The information contained in MAA’s 2025 Proxy Statement in the section entitled “Audit and Non-Audit Fees” is incorporated herein by reference in response to this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.	Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1

Financial Statements of Mid-America Apartment Communities, Inc.:
	Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4
	Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	F-5
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	F-6
	Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	F-8

Financial Statements of Mid-America Apartments, L.P.:
	Consolidated Balance Sheets as of December 31, 2024 and 2023	F-9
	Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	F-10
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	F-11
	Consolidated Statements of Changes in Capital for the years ended December 31, 2024, 2023 and 2022	F-12
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	F-13

	Notes to Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022	F-14

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024	F-34

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

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

4.18

Eighth Supplemental Indenture, dated as of May 22, 2024, by and between Mid-America Apartments, L.P. and U.S. Bank Trust Company, National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2024 and incorporated herein by reference).

4.19

Ninth Supplemental Indenture, dated as of December 18, 2024, by and between Mid-America Apartments, L.P. and U.S. Bank Trust Company, National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2024 and incorporated herein by reference).

4.20	Description of Securities (Filed as Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2020 and incorporated herein by reference).

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

10.17

Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan (filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2023 and incorporated herein by reference).

10.18†

Form of Restricted Stock Award Agreement Under the Mid-America Apartment Communities, Inc. 2023 OMNIBUS Incentive Plan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 27, 2023 and incorporated herein by reference).

10.19†

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

19	Statement of Company Policy on Insider Trading and Disclosure

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA.

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP.

31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	MAA Compensation Recoupment Policy (Filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2024 and incorporated herein by reference).

101

The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.’s Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 7, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 7, 2025	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 7, 2025	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2025	/s/ A. Clay Holder
A. Clay Holder Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 7, 2025	/s/ David Herring
David Herring Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 7, 2025	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 7, 2025	/s/ Deborah H. Caplan
Deborah H. Caplan Director

Date:	February 7, 2025	/s/ John P. Case
John P. Case Director

Date:	February 7, 2025	/s/ Tamara Fischer
Tamara Fischer Director

Date:	February 7, 2025	/s/ Sheila K. McGrath
Sheila K. McGrath Director

Date:	February 7, 2025	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 7, 2025	/s/ James K. Lowder
James K. Lowder Director

Date:	February 7, 2025	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 7, 2025	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 7, 2025	/s/ Gary Shorb
Gary Shorb Director

Date:	February 7, 2025	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 7, 2025	/s/ H. Eric Bolton, Jr.
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

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 7, 2025	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2025	/s/ A. Clay Holder
A. Clay Holder Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 7, 2025	/s/ David Herring
David Herring Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 7, 2025	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 7, 2025	/s/ Deborah H. Caplan
Deborah H. Caplan Director

Date:	February 7, 2025	/s/ John P. Case
John P. Case Director

Date:	February 7, 2025	/s/ Tamara Fischer
Tamara Fischer Director

Date:	February 7, 2025	/s/ Sheila K. McGrath
Sheila K. McGrath Director

Date:	February 7, 2025	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 7, 2025	/s/ James K. Lowder
James K. Lowder Director

Date:	February 7, 2025	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 7, 2025	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 7, 2025	/s/ Gary Shorb
Gary Shorb Director

Date:	February 7, 2025	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2025 expressed an unqualified opinion thereon.

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

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 8 to the consolidated financial statements, the Series I Preferred Stock shares (“preferred shares”) include a redemption feature which represents an embedded call option exercisable at the Company’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred shares to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2024, the fair value of the Company’s embedded derivative asset was $13.2 million.

Auditing the Company’s valuation of this bifurcated embedded derivative was challenging as the Company uses a complex valuation methodology that may use various inputs in the analysis, including risk adjusted yields of relevant Company bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings, treasury rates, and trading data available of prices of the preferred shares, and includes significant assumptions about economic and market conditions with uncertain future outcomes.

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

February 7, 2025

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Operating Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 9 to the consolidated financial statements, the MAALP Series I Preferred Units (“preferred units”) have the same characteristics as the MAA Series I Preferred Stock shares (“preferred shares”), and thus include a redemption feature which represents an embedded call option exercisable at the Operating Partnership’s option beginning on October 1, 2026 at the redemption price of $50 per unit. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred units to the value of the preferred units assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2024, the fair value of the Operating Partnership’s embedded derivative asset was $13.2 million.

Auditing the Operating Partnership’s valuation of this bifurcated embedded derivative was challenging as the Operating Partnership uses a complex valuation methodology that may use various inputs in the analysis, including risk adjusted yields of relevant Operating Partnership bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings, treasury rates, and trading data available of prices of the preferred shares, and includes significant assumptions about economic and market conditions with uncertain future outcomes.

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

February 7, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 7, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 7, 2025

Mid-America Apartment Communities, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Real estate assets:
Land	$2,096,912	$2,031,403
Buildings and improvements and other	14,160,799	13,515,949
Development and capital improvements in progress	470,282	385,405
	16,727,993	15,932,757
Less: Accumulated depreciation	(5,327,584)	(4,864,690)
	11,400,409	11,068,067
Undeveloped land	73,359	73,861
Investment in real estate joint venture	41,650	41,977
Real estate assets, net	11,515,418	11,183,905

Cash and cash equivalents	43,018	41,314
Restricted cash	13,743	13,777
Other assets	232,426	245,507
Assets held for sale	7,764	—
Total assets	$11,812,369	$11,484,503

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,620,690	$4,180,084
Secured notes payable	360,267	360,141
Accrued expenses and other liabilities	683,748	645,156
Total liabilities	5,664,705	5,185,381

Redeemable common stock	22,230	19,167

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 116,883,421 and 116,694,124 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (1)	1,166	1,168
Additional paid-in capital	7,417,453	7,399,921
Accumulated distributions in excess of net income	(1,469,557)	(1,298,263)
Accumulated other comprehensive loss	(6,940)	(8,764)
Total MAA shareholders’ equity	5,942,131	6,094,071
Noncontrolling interests - OP Units	155,409	163,128
Total Company’s shareholders’ equity	6,097,540	6,257,199
Noncontrolling interests - consolidated real estate entities	27,894	22,756
Total equity	6,125,434	6,279,955
Total liabilities and equity	$11,812,369	$11,484,503
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 are 143,822 and 142,546, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Operations

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	2024	2023	2022
Revenues:
Rental and other property revenues	$2,191,015	$2,148,468	$2,019,866
Expenses:
Operating expenses, excluding real estate taxes and insurance	502,735	461,540	435,108
Real estate taxes and insurance	317,357	306,601	288,586
Depreciation and amortization	585,616	565,063	542,998
Total property operating expenses	1,405,708	1,333,204	1,266,692
Property management expenses	72,040	67,784	65,463
General and administrative expenses	56,516	58,578	58,833
Interest expense	168,544	149,234	154,747
(Gain) loss on sale of depreciable real estate assets	(55,003)	62	(214,762)
Gain on sale of non-depreciable real estate assets	—	(54)	(809)
Other non-operating (income) expense	(1,655)	(31,185)	42,713
Income before income tax (expense) benefit	544,865	570,845	646,989
Income tax (expense) benefit	(5,240)	(4,744)	6,208
Income from continuing operations before real estate joint venture activity	539,625	566,101	653,197
Income from real estate joint venture	1,951	1,730	1,579
Net income	541,576	567,831	654,776
Net income attributable to noncontrolling interests	14,033	15,025	17,340
Net income available for shareholders	527,543	552,806	637,436
Dividends to MAA Series I preferred shareholders	3,688	3,688	3,688
Net income available for MAA common shareholders	$523,855	$549,118	$633,748

Earnings per common share - basic:
Net income available for MAA common shareholders	$4.49	$4.71	$5.49

Earnings per common share - diluted:
Net income available for MAA common shareholders	$4.49	$4.71	$5.48

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Net income	$541,576	$567,831	$654,776
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	1,878	1,326	1,114
Total comprehensive income	543,454	569,157	655,890
Comprehensive income attributable to noncontrolling interests	(14,087)	(15,063)	(17,374)
Comprehensive income attributable to MAA	$529,367	$554,094	$638,516

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Equity

Years ended December 31, 2024, 2023 and 2022

(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders								Noncontrolling
	Preferred Stock		Common Stock		Additional	Accumulated Distributions	Accumulated Other	Noncontrolling Interests -	Interests - Consolidated		Redeemable
	Shares	Amount	Shares	Amount	Paid-In Capital	in Excess of Net Income	Comprehensive Loss	Operating Partnership	Real Estate Entities	Total Equity	Common Stock
EQUITY BALANCE DECEMBER 31, 2021	868	$9	115,205	$1,151	$7,230,956	$(1,255,807)	$(11,132)	$165,116	$23,614	$6,153,907	$30,185
Net income (loss)	—	—	—	—	—	637,436	—	17,633	(293)	654,776	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,080	34	—	1,114	—
Issuance and registration of common shares	—	—	169	1	(124)	—	—	—	—	(123)	1,687
Shares repurchased and retired	—	—	(71)	—	(14,043)	—	—	—	—	(14,043)	—
Exercise of stock options	—	—	—	—	28	—	—	—	—	28	—
Shares issued in exchange for common units	—	—	41	—	2,118	—	—	(2,118)	—	—	—
Shares reclassified to liabilities	—	—	—	—	—	—	—	—	—	—	(2,148)
Redeemable stock fair market value adjustment	—	—	—	—	—	9,053	—	—	—	9,053	(9,053)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	1,199	—	—	(1,199)	—	—	—
Amortization of unearned compensation	—	—	—	—	20,143	—	—	—	—	20,143	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($4.9875 per share)	—	—	—	—	—	(575,848)	—	—	—	(575,848)	—
Distributions on noncontrolling interests units ($4.9875 per unit)	—	—	—	—	—	—	—	(15,871)	—	(15,871)	—
Acquisition of noncontrolling interest	—	—	—	—	(37,443)	—	—	—	(5,627)	(43,070)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	3,370	3,370	—
EQUITY BALANCE DECEMBER 31, 2022	868	$9	115,344	$1,152	$7,202,834	$(1,188,854)	$(10,052)	$163,595	$21,064	$6,189,748	$20,671
Net income	—	—	—	—	—	552,806	—	14,963	62	567,831	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,288	38	—	1,326	—
Issuance and registration of common shares	—	—	1,244	12	203,333	—	—	—	—	203,345	2,135
Shares repurchased and retired	—	—	(57)	—	(7,870)	—	—	—	—	(7,870)	—
Shares issued in exchange for common units	—	—	21	—	1,092	—	—	(1,092)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	4	577	—	—	—	—	581	(581)
Redeemable stock fair market value adjustment	—	—	—	—	—	3,058	—	—	—	3,058	(3,058)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(3,486)	—	—	3,486	—	—	—
Amortization of unearned compensation	—	—	—	—	18,198	—	—	—	—	18,198	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($5.6700 per share)	—	—	—	—	—	(661,585)	—	—	—	(661,585)	—
Distributions on noncontrolling interests units ($5.6700 per unit)	—	—	—	—	—	—	—	(17,862)	—	(17,862)	—
Acquisition of noncontrolling interest	—	—	—	—	(14,757)	—	—	—	(1,000)	(15,757)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	2,630	2,630	—
EQUITY BALANCE DECEMBER 31, 2023	868	$9	116,552	$1,168	$7,399,921	$(1,298,263)	$(8,764)	$163,128	$22,756	$6,279,955	$19,167
Net income	—	—	—	—	—	527,543	—	14,033	—	541,576	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,824	54	—	1,878	—
Issuance and registration of common shares	—	—	158	2	(725)	—	—	—	—	(723)	2,420
Shares repurchased and retired	—	—	(38)	(1)	(4,973)	—	—	—	—	(4,974)	—
Shares issued in exchange for common units	—	—	68	1	3,528	—	—	(3,529)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	(4)	2,073	—	—	—	—	2,069	(2,069)
Redeemable stock fair market value adjustment	—	—	—	—	—	(2,712)	—	—	—	(2,712)	2,712
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(21)	—	—	21	—	—	—
Amortization of unearned compensation	—	—	—	—	17,650	—	—	—	—	17,650	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($5.9250 per share)	—	—	—	—	—	(692,437)	—	—	—	(692,437)	—
Distributions on noncontrolling interests units ($5.9250 per unit)	—	—	—	—	—	—	—	(18,298)	—	(18,298)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	5,138	5,138	—
EQUITY BALANCE DECEMBER 31, 2024	868	$9	116,740	$1,166	$7,417,453	$(1,469,557)	$(6,940)	$155,409	$27,894	$6,125,434	$22,230
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$541,576	$567,831	$654,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	586,402	565,857	544,004
(Gain) loss on sale of depreciable real estate assets	(55,003)	62	(214,762)
Gain on sale of non-depreciable real estate assets	—	(54)	(809)
Gain on consolidation of third-party development	(11,239)	—	—
Loss (gain) on embedded derivative in preferred shares	18,751	(18,528)	21,107
Stock compensation expense	15,789	15,699	18,798
Amortization of debt issuance costs, discounts and premiums	6,036	5,909	6,064
(Gain) loss on investments	(7,809)	(4,449)	45,357
Net change in operating accounts and other operating activities	3,789	4,860	(16,056)
Net cash provided by operating activities	1,098,292	1,137,187	1,058,479

Cash flows from investing activities:
Purchases of real estate and other assets	(301,071)	(223,453)	(271,428)
Capital improvements and other	(322,372)	(341,224)	(296,176)
Development costs	(313,888)	(198,152)	(172,124)
Distributions from real estate joint venture	327	312	538
Contributions to affiliates	(2,874)	(16,636)	(13,849)
Proceeds from real estate asset dispositions	84,209	2,946	320,491
Proceeds from sale of markable equity securities	9,975	—	—
Net proceeds from insurance recoveries	20,195	945	27,312
Net cash used in investing activities	(825,499)	(775,262)	(405,236)

Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(245,000)	475,000	20,000
Proceeds from notes payable	1,091,646	—	—
Principal payments on notes payable	(400,000)	(353,861)	(126,401)
Payment of deferred financing costs	(10,317)	(2)	(5,516)
Distributions to noncontrolling interests	(18,260)	(17,671)	(14,927)
Dividends paid on common shares	(686,900)	(651,717)	(539,605)
Dividends paid on preferred shares	(3,688)	(3,688)	(3,688)
Proceeds from issuances of common shares	1,230	205,070	1,083
Acquisition of noncontrolling interests	—	(15,757)	(43,070)
Net change in other financing activities	166	(5,279)	(10,646)
Net cash used in financing activities	(271,123)	(367,905)	(722,770)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,670	(5,980)	(69,527)
Cash, cash equivalents and restricted cash, beginning of period	55,091	61,071	130,598
Cash, cash equivalents and restricted cash, end of period	$56,761	$55,091	$61,071

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$43,018	$41,314	$38,659
Restricted cash	13,743	13,777	22,412
Total cash, cash equivalents and restricted cash	$56,761	$55,091	$61,071

Supplemental information:
Interest paid	$164,883	$157,566	$157,497
Income taxes paid	3,343	4,002	3,490
Non-cash transactions:
Distributions on common shares/ units declared and accrued	$181,738	$176,162	$166,103
Accrued construction in progress	32,903	23,345	16,484
Interest capitalized	17,435	12,376	8,728
Conversion of OP Units to shares of common stock	3,529	1,092	2,118

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Balance Sheets

December 31, 2024 and 2023

(Dollars in thousands)

	December 31, 2024	December 31, 2023
Assets
Real estate assets:
Land	$2,096,912	$2,031,403
Buildings and improvements and other	14,160,799	13,515,949
Development and capital improvements in progress	470,282	385,405
	16,727,993	15,932,757
Less: Accumulated depreciation	(5,327,584)	(4,864,690)
	11,400,409	11,068,067
Undeveloped land	73,359	73,861
Investment in real estate joint venture	41,650	41,977
Real estate assets, net	11,515,418	11,183,905

Cash and cash equivalents	43,018	41,314
Restricted cash	13,743	13,777
Other assets	232,426	245,507
Assets held for sale	7,764	—
Total assets	$11,812,369	$11,484,503

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,620,690	$4,180,084
Secured notes payable	360,267	360,141
Accrued expenses and other liabilities	683,748	645,156
Due to general partner	19	19
Total liabilities	5,664,724	5,185,400

Redeemable common units	22,230	19,167

Operating Partnership capital:
Preferred units, 867,846 preferred units outstanding as of December 31, 2024 and December 31, 2023, respectively	66,840	66,840
General partner, 116,883,421 and 116,694,124 OP Units outstanding as of December 31, 2024 and December 31, 2023, respectively (1)	5,882,336	6,036,154
Limited partners, 3,075,552 and 3,143,972 OP Units outstanding as of December 31, 2024 and December 31, 2023, respectively (1)	155,409	163,128
Accumulated other comprehensive loss	(7,064)	(8,942)
Total operating partners’ capital	6,097,521	6,257,180
Noncontrolling interests - consolidated real estate entities	27,894	22,756
Total equity	6,125,415	6,279,936
Total liabilities and equity	$11,812,369	$11,484,503
(1)
Number of units outstanding represents total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 are 143,822 and 142,546, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Operations

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per unit data)

	2024	2023	2022
Revenues:
Rental and other property revenues	$2,191,015	$2,148,468	$2,019,866
Expenses:
Operating expenses, excluding real estate taxes and insurance	502,735	461,540	435,108
Real estate taxes and insurance	317,357	306,601	288,586
Depreciation and amortization	585,616	565,063	542,998
Total property operating expenses	1,405,708	1,333,204	1,266,692
Property management expenses	72,040	67,784	65,463
General and administrative expenses	56,516	58,578	58,833
Interest expense	168,544	149,234	154,747
(Gain) loss on sale of depreciable real estate assets	(55,003)	62	(214,762)
Gain on sale of non-depreciable real estate assets	—	(54)	(809)
Other non-operating (income) expense	(1,655)	(31,185)	42,713
Income before income tax (expense) benefit	544,865	570,845	646,989
Income tax (expense) benefit	(5,240)	(4,744)	6,208
Income from continuing operations before real estate joint venture activity	539,625	566,101	653,197
Income from real estate joint venture	1,951	1,730	1,579
Net income	541,576	567,831	654,776
Net income (loss) attributable to noncontrolling interests	—	62	(293)
Net income available for MAALP unitholders	541,576	567,769	655,069
Distributions to MAALP preferred unitholders	3,688	3,688	3,688
Net income available for MAALP common unitholders	$537,888	$564,081	$651,381

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$4.49	$4.71	$5.49

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$4.49	$4.71	$5.48

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Net income	$541,576	$567,831	$654,776
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	1,878	1,326	1,114
Total comprehensive income	543,454	569,157	655,890
Comprehensive (income) loss attributable to noncontrolling interests	—	(62)	293
Comprehensive income attributable to MAALP	$543,454	$569,095	$656,183

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Changes in Capital

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Interests - Consolidated Real Estate Entities	Total Partnership Capital	Redeemable Common Units
CAPITAL BALANCE DECEMBER 31, 2021	$165,116	$5,909,700	$66,840	$(11,382)	$23,614	$6,153,888	$30,185
Net income (loss)	17,633	633,748	3,688	—	(293)	654,776	—
Other comprehensive income - derivative instruments	—	—	—	1,114	—	1,114	—
Issuance of units	—	(123)	—	—	—	(123)	1,687
Units repurchased and retired	—	(14,043)	—	—	—	(14,043)	—
Exercise of unit options	—	28	—	—	—	28	—
General partner units issued in exchange for limited partner units	(2,118)	2,118	—	—	—	—	—
Shares reclassified to liabilities	—	—	—	—	—	—	(2,148)
Units issued in exchange for redeemable units	—	9,053	—	—	—	9,053	(9,053)
Adjustment for limited partners’ capital at redemption value	(1,165)	1,165	—	—	—	—	—
Amortization of unearned compensation	—	20,143	—	—	—	20,143	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($4.9875 per unit)	(15,871)	(575,848)	—	—	—	(591,719)	—
Acquisition of noncontrolling interest	—	(37,443)	—	—	(5,627)	(43,070)	—
Contribution from noncontrolling interest	—	—	—	—	3,370	3,370	—
CAPITAL BALANCE DECEMBER 31, 2022	$163,595	$5,948,498	$66,840	$(10,268)	$21,064	$6,189,729	$20,671
Net income	14,963	549,118	3,688	—	62	567,831	—
Other comprehensive income - derivative instruments	—	—	—	1,326	—	1,326	—
Issuance of units	—	203,345	—	—	—	203,345	2,135
Units repurchased and retired	—	(7,870)	—	—	—	(7,870)	—
General partner units issued in exchange for limited partner units	(1,092)	1,092	—	—	—	—	—
Units issued in exchange for redeemable units	—	581	—	—	—	581	(581)
Redeemable units fair market value adjustment	—	3,058	—	—	—	3,058	(3,058)
Adjustment for limited partners’ capital at redemption value	3,524	(3,524)	—	—	—	—	—
Amortization of unearned compensation	—	18,198	—	—	—	18,198	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($5.6700 per unit)	(17,862)	(661,585)	—	—	—	(679,447)	—
Acquisition of noncontrolling interest	—	(14,757)	—	—	(1,000)	(15,757)	—
Contribution from noncontrolling interest	—	—	—	—	2,630	2,630	—
CAPITAL BALANCE DECEMBER 31, 2023	$163,128	$6,036,154	$66,840	$(8,942)	$22,756	$6,279,936	$19,167
Net income	14,033	523,855	3,688	—	—	541,576	—
Other comprehensive income - derivative instruments	—	—	—	1,878	—	1,878	—
Issuance of units	—	(723)	—	—	—	(723)	2,420
Units repurchased and retired	—	(4,974)	—	—	—	(4,974)	—
General partner units issued in exchange for limited partner units	(3,529)	3,529	—	—	—	—	—
Units issued in exchange for redeemable units	—	2,069	—	—	—	2,069	(2,069)
Redeemable units fair market value adjustment	—	(2,712)	—	—	—	(2,712)	2,712
Adjustment for limited partners’ capital at redemption value	75	(75)	—	—	—	—	—
Amortization of unearned compensation	—	17,650	—	—	—	17,650	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($5.9250 per unit)	(18,298)	(692,437)	—	—	—	(710,735)	—
Contribution from noncontrolling interest	—	—	—	—	5,138	5,138	—
CAPITAL BALANCE DECEMBER 31, 2024	$155,409	$5,882,336	$66,840	$(7,064)	$27,894	$6,125,415	$22,230

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Cash Flows

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$541,576	$567,831	$654,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	586,402	565,857	544,004
(Gain) loss on sale of depreciable real estate assets	(55,003)	62	(214,762)
Gain on sale of non-depreciable real estate assets	—	(54)	(809)
Gain on consolidation of third-party development	(11,239)	—	—
Loss (gain) on embedded derivative in preferred shares	18,751	(18,528)	21,107
Stock compensation expense	15,789	15,699	18,798
Amortization of debt issuance costs, discounts and premiums	6,036	5,909	6,064
(Gain) loss on investments	(7,809)	(4,449)	45,357
Net change in operating accounts and other operating activities	3,789	4,860	(16,056)
Net cash provided by operating activities	1,098,292	1,137,187	1,058,479

Cash flows from investing activities:
Purchases of real estate and other assets	(301,071)	(223,453)	(271,428)
Capital improvements and other	(322,372)	(341,224)	(296,176)
Development costs	(313,888)	(198,152)	(172,124)
Distributions from real estate joint venture	327	312	538
Contributions to affiliates	(2,874)	(16,636)	(13,849)
Proceeds from real estate asset dispositions	84,209	2,946	320,491
Proceeds from sale of markable equity securities	9,975	—	—
Net proceeds from insurance recoveries	20,195	945	27,312
Net cash used in investing activities	(825,499)	(775,262)	(405,236)

Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(245,000)	475,000	20,000
Proceeds from notes payable	1,091,646	—	—
Principal payments on notes payable	(400,000)	(353,861)	(126,401)
Payment of deferred financing costs	(10,317)	(2)	(5,516)
Distributions paid on common units	(705,160)	(669,388)	(554,532)
Distributions paid on preferred units	(3,688)	(3,688)	(3,688)
Proceeds from issuances of common units	1,230	205,070	1,083
Acquisition of noncontrolling interests	—	(15,757)	(43,070)
Net change in other financing activities	166	(5,279)	(10,646)
Net cash used in financing activities	(271,123)	(367,905)	(722,770)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,670	(5,980)	(69,527)
Cash, cash equivalents and restricted cash, beginning of period	55,091	61,071	130,598
Cash, cash equivalents and restricted cash, end of period	$56,761	$55,091	$61,071

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$43,018	$41,314	$38,659
Restricted cash	13,743	13,777	22,412
Total cash, cash equivalents and restricted cash	$56,761	$55,091	$61,071

Supplemental information:
Interest paid	$164,883	$157,566	$157,497
Income taxes paid	3,343	4,002	3,490
Non-cash transactions:
Distributions on common units declared and accrued	$181,738	$176,162	$166,103
Accrued construction in progress	32,903	23,345	16,484
Interest capitalized	17,435	12,376	8,728

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Consolidated Financial Statements

Years ended December 31, 2024, 2023 and 2022

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

As of December 31, 2024, MAA owned 116,883,421 OP Units (or 97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2024, the Company owned and operated 293 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of December 31, 2024, the Company also had seven development communities under construction, totaling 2,312 apartment units once complete, and development costs of $477.2 million had been incurred through December 31, 2024 with respect to those development communities. The Company expects to complete two of these developments in 2025, four in 2026 and one in 2027. As of December 31, 2024, 35 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2024.

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

Noncontrolling Interests

As of December 31, 2024, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of December 31, 2024, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $432.2 million, and consolidated liabilities were $27.1 million after intercompany eliminations. As of December 31, 2023, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $265.1 million, and consolidated liabilities were $12.9 million after intercompany eliminations. During the year ended December 31, 2023, the Company paid $15.8 million to acquire the noncontrolling interest of a consolidated real estate entity.

In July 2024, the Company agreed to finance substantially all of a third-party’s development of a 239-unit multifamily apartment community currently under construction located in Charlotte, North Carolina. The development was determined to be a VIE with the Company designated as the primary beneficiary, resulting in the consolidation of the development by the Company and the recognition of $11.2 million of gain on the consolidation of a third-party development included within “Other non-operating (income) expense” in the Consolidated Statements of Operations. The Company initially funded $70.5 million upon entering into the financing agreement. The initial and ongoing funding are included within “Development costs” in the Consolidated Statements of Cash Flows. This development is expected to deliver its first units in the third quarter of 2025, to be completed in the first quarter of 2026 and to reach stabilization in the fourth quarter of 2026 at a total cost of approximately $112 million. The Company has the option to purchase the development once it is stabilized.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to “Buildings and improvements and other” as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, property taxes, insurance and salaries) during the years ended December 31, 2024, 2023 and 2022 were $26.0 million, $20.6 million and $14.4 million, respectively. Certain costs associated with the lease-up of development projects, including cost of model units, furnishings and signs, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

For residential leases, the fair value of the in-place leases and resident relationships is amortized over the remaining term of the resident leases. For retail and commercial leases, the fair value of in-place leases and tenant relationships is amortized over the remaining term of the leases. The net amount of these lease intangibles included in “Other assets” totaled $1.0 million and $1.6 million as of December 31, 2024 and 2023, respectively.

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

Restricted Cash

Restricted cash consists of security deposits required to be held separately, escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves, and cash held for exchanges under Section 1031(b) of the Internal Revenue Code of 1986, as amended, or the Code. Cash held for Section 1031(b) exchanges is presented within “Cash, cash equivalents and restricted cash” in the accompanying Consolidated Statements of Cash Flows.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture, as well as six technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $41.7 million and $42.0 million as of December 31, 2024 and 2023, respectively, and is included in “Investment in real estate joint venture” in the accompanying Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of December 31, 2024 and 2023, the Company’s investments in the limited partnerships were $62.2 million and $46.5 million, respectively, and are included in “Other assets” in the accompanying Consolidated Balance Sheets, with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at estimated fair value, recognized in “Other non-operating (income) expense” in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $13.1 million of income, $1.6 million of income and $35.4 million of expense, respectively, from its investments in the limited partnerships. As of December 31, 2024, the Company was committed to make additional capital contributions totaling $30.6 million if and when called by the general partners of the limited partnerships.

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

Marketable Equity Securities

Two of the technology-focused limited partnerships that are accounted for as investments in unconsolidated affiliates have distributed publicly traded marketable equity securities to the Company and the other limited partners. During the year ended December 31, 2024, the Company did not receive any marketable equity securities. During the years ended December 31, 2023 and 2022, the Company received marketable equity securities totaling $7.7 million and $18.0 million, respectively, which are noncash investing activities. The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Consolidated Balance Sheets, with any related gains and losses, including realized and unrealized gains and losses, recognized in “Other non-operating (income) expense” in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company’s investment in the marketable equity securities was $3.3 million and $18.6 million, respectively. During the year ended December 31, 2024, the Company sold a portion of the marketable securities for net proceeds of $10.0 million and recognized a net realized gain on sale of $8.3 million. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $5.3 million of unrealized losses, $2.9 million of unrealized gains and $10.0 million of unrealized losses, respectively, from its investment in marketable equity securities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of accrued dividends payable, accrued real estate taxes, unearned income, right-of-use lease liabilities, security deposits, accrued payroll, general liability and workers compensation insurance, accrued capital improvements in progress, accrued interest payable, net deferred tax liability (see Note 7), accrued loss contingencies (see Note 11), accounts payable and other accrued expenses. The following table reflects a detail of the Company’s “Accrued expenses and other liabilities” balances as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Accrued dividends payable	$181,738	$176,162
Accrued real estate taxes	139,970	159,041
Unearned income	64,626	65,180
Accrued interest payable	35,125	21,941
Accrued capital improvements in progress	32,903	23,345
Security deposits	27,565	27,138
Accrued payroll	27,564	26,145
Right-of-use lease liabilities	26,091	27,344
General liability and workers compensation insurance	23,353	24,399
Accounts payable, accrued expenses and other	124,813	94,461
Total	$683,748	$645,156

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

The guidance in ASC Topic 815-40 establishes a two-step process for evaluating whether an equity-linked financial instrument is considered indexed to its own stock by evaluating the instrument’s contingent exercise provisions and the instrument’s settlement provisions. In evaluating the forward sale agreements MAA entered into, management concluded that (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market of MAA’s common stock price; and (ii) none of the settlement provisions preclude the agreements from being indexed to MAA’s common stock.

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

Advertising Costs

Costs associated with advertising activities are expensed as incurred and were $31.7 million, $26.6 million and $24.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of December 31, 2024 and 2023, right-of-use assets recorded within “Other assets” totaled $40.5 million and $42.5 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $26.1 million and $27.3 million, respectively, in the Consolidated Balance Sheets. Lease expense recognized for the years ended December 31, 2024, 2023 and 2022 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2024 and 2023 was also immaterial. See Note 11 for additional disclosures regarding leases.

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

Recently Issued Accounting Pronouncement

In 2023, the Financial Accounting Standards Board issued Accounting Standard Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures about federal, state and foreign income taxes in an entity’s income tax rate reconciliation table and regarding cash taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. Management is currently evaluating the impact this standard may have on the consolidated financial statements and related disclosures upon adoption.

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

For the year ended December 31, 2024, MAA’s diluted earnings per share was computed using the two-class method, and for the years ended December 31, 2023 and 2022, MAA’s diluted earnings per share was computed using the treasury stock method, as presented below (dollars and shares in thousands, except per share amounts):

Calculation of Earnings per common share - basic	2024	2023	2022
Net income	$541,576	$567,831	$654,776
Net income attributable to noncontrolling interests	(14,033)	(15,025)	(17,340)
Unvested restricted shares (allocation of earnings)	(75)	(224)	(438)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders, adjusted	$523,780	$548,894	$633,310

Weighted average common shares - basic	116,776	116,521	115,344
Earnings per common share - basic	$4.49	$4.71	$5.49

Calculation of Earnings per common share - diluted
Net income	$541,576	$567,831	$654,776
Net income attributable to noncontrolling interests (1)	(14,033)	(15,025)	(17,340)
Unvested restricted shares (allocation of earnings)	(75)	—	—
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders, adjusted	$523,780	$549,118	$633,748

Weighted average common shares - basic	116,776	116,521	115,344
Effect of dilutive securities	—	124	239
Weighted average common shares - diluted	116,776	116,645	115,583
Earnings per common share - diluted	$4.49	$4.71	$5.48
(1)
For the years ended December 31, 2024, 2023 and 2022, 3.1 million, 3.1 million and 3.2 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the year ended December 31, 2024, MAALP’s diluted earnings per common unit was computed using the two-class method, and for the years ended December 31, 2023 and 2022, MAALP’s diluted earnings per common unit was computed using the treasury stock method, as presented below (dollars and units in thousands, except per unit amounts):

Calculation of Earnings per common unit - basic	2024	2023	2022
Net income	$541,576	$567,831	$654,776
Net (income) loss attributable to noncontrolling interests	—	(62)	293
Unvested restricted units (allocation of earnings)	(75)	(224)	(438)
Distributions to MAALP Series I preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$537,813	$563,857	$650,943

Weighted average common units - basic	119,875	119,674	118,538
Earnings per common unit - basic	$4.49	$4.71	$5.49

Calculation of Earnings per common unit - diluted
Net income	$541,576	$567,831	$654,776
Net (income) loss attributable to noncontrolling interests	—	(62)	293
Unvested restricted units (allocation of earnings)	(75)	—	—
Distributions to MAALP Series I preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$537,813	$564,081	$651,381

Weighted average common units - basic	119,875	119,674	118,538
Effect of dilutive securities	—	124	239
Weighted average common units - diluted	119,875	119,798	118,777
Earnings per common unit - diluted	$4.49	$4.71	$5.48

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

Total compensation expense under the Stock Plans was $17.7 million, $18.3 million and $20.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Of these amounts, total compensation expense capitalized was $1.9 million, $2.5 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total unrecognized compensation expense was $13.7 million. This cost is expected to be recognized over the remaining weighted average period of 0.8 years. Total cash paid for the settlement of plan shares totaled $5.0 million, $7.9 million and $14.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Information concerning grants under the Stock Plans is provided below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, market condition, performance condition or a combination thereof and generally vests ratably over a period from the grant date up to three years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals, such as funds available for distribution targets, and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2024, 2023 and 2022, was $85.94, $102.55 and $144.77, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Risk free rate	4.158%	4.096%	1.010%
Dividend yield	4.449%	3.550%	2.024%
Volatility	22.87%	28.99%	25.84%
Requisite service period	3 years	3 years	3 years

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

A summary of the status of the nonvested restricted shares as of December 31, 2024, and the changes for the year ended December 31, 2024, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2024	96,430	$172.18
Issued	137,412	112.03
Vested	(126,757)	115.84
Forfeited	(82)	164.24
Nonvested as of December 31, 2024	107,003	$161.68

The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $14.7 million, $17.3 million and $16.0 million, respectively.

Stock Options

Options to purchase 463 shares of MAA’s common stock were outstanding as of December 31, 2024. No stock options were granted or expired during the years ended December 31, 2024, 2023 and 2022. There were no options exercised during the years ended December 31, 2024 and 2023. There were 350 options exercised during the year ended 2022. These exercises resulted in net proceeds that were negligible during the year ended December 31, 2022.

5.
Borrowings

The following table summarizes the Company’s outstanding debt as of December 31, 2024 and 2023 (dollars in thousands):

			As of December 31, 2024
Unsecured debt	December 31, 2024	December 31, 2023	Weighted Average Effective Rate	Weighted Average Contract Maturity
Fixed rate senior notes	$4,400,000	$3,700,000	3.7%	5/9/2031
Variable rate commercial paper program	250,000	495,000	4.7%	1/6/2025
Debt issuance costs, discounts and premiums	(29,310)	(14,916)
Total unsecured debt	$4,620,690	$4,180,084	3.8%
Secured debt
Fixed rate property mortgages	$363,293	$363,293	4.4%	1/26/2049
Debt issuance costs	(3,026)	(3,152)
Total secured debt	$360,267	$360,141	4.4%
Total outstanding debt	$4,980,957	$4,540,225	3.8%

Unsecured Revolving Credit Facility

MAALP has entered into an unsecured revolving credit facility, with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of December 31, 2024, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of December 31, 2024, MAALP had $250.0 million of borrowings outstanding under the commercial paper program. For the year ended December 31, 2024, the average daily borrowings outstanding under the commercial paper program were $336.3 million.

Unsecured Senior Notes

As of December 31, 2024, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2031.

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

In December 2024, MAALP publicly issued $350.0 million in aggregate principal amount of unsecured senior notes due March 2035 with a coupon rate of 4.950% per annum and at an issue price of 99.170%. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2025. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program. The notes have an effective interest rate of 5.053%.

In October 2023, MAALP retired $350.0 million of publicly issued unsecured senior notes at maturity using available cash on hand and borrowings under the commercial paper program.

Secured Property Mortgages

As of December 31, 2024, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

In July 2023, MAALP retired $3.0 million remaining on a mortgage associated with an apartment community prior to its June 2025 maturity.

Upcoming Debt Obligations

As of December 31, 2024, MAALP’s debt obligations over the next 12 months consist of approximately $650.0 million of principal obligations, including $250.0 million of commercial paper borrowings due January 2025 and $400.0 million of unsecured senior notes due November 2025.

Schedule of Maturities

The following table includes scheduled principal repayments of MAALP’s outstanding borrowings as of December 31, 2024, as well as the amortization of debt issuance costs, discounts and premiums (in thousands):

	Maturities	Amortization	Total
2025	$650,000	$(660)	$649,340
2026	300,000	(1,256)	298,744
2027	600,000	(1,879)	598,121
2028	400,000	(2,089)	397,911
2029	550,000	6,359	556,359
Thereafter	2,513,293	(32,811)	2,480,482
Total	$5,013,293	$(32,336)	$4,980,957

6.
Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of December 31, 2024 and 2023 totaled $4.7 billion and $4.0 billion, respectively, and had estimated fair values of $4.4 billion and $3.7 billion (excluding prepayment penalties) as of December 31, 2024 and 2023, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of December 31, 2024 and 2023 totaled $250.0 million and $495.0 million, respectively, and the variable rate debt had estimated fair values of $250.0 million and $495.0 million as of December 31, 2024 and 2023, respectively. The fair values of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of December 31, 2024, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company may use various inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA, treasury rates and trading data available of prices of the preferred shares, to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating (income) expense” in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, the fair value of the embedded derivative was $13.2 million and $31.9 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of December 31, 2024 and 2023 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and is classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of December 31, 2024, the Company had $6.9 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.7 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively (dollars in thousands):

Derivatives in Cash Flow	Location of Loss Reclassified	Net Loss Reclassified from AOCL into Interest Expense
Hedging Relationships	from AOCL into Income	2024	2023	2022
Terminated interest rate swaps	Interest expense	$(1,878)	$(1,326)	$(1,114)

Derivatives Not Designated	Location of (Loss) Gain Recognized	(Loss) Gain Recognized in Earnings on Derivative
as Hedging Instruments	in Earnings on Derivative	2024	2023	2022
Preferred stock embedded derivative	Other non-operating (income) expense	$(18,751)	$18,528	$(21,107)

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

Taxable REIT Subsidiaries

A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRS generated taxable income of $8.3 million for the year ended December 31, 2024, taxable income of $4.6 million for the year ended December 31, 2023 and taxable loss of $45.2 million for the year ended December 31, 2022. The Company’s TRS recognized income tax expense of $1.8 million for the year ended December 31, 2024, income tax expense of $1.0 million for the year ended December 31, 2023 and income tax benefit of $9.5 million for the year ended December 31, 2022. One of the Company’s TRS generally provides the Company with services (property management services to a real estate joint venture and other services) for which the Company reimburses the TRS. In addition, one of the Company’s TRS owns the investments in the technology-focused limited partnerships and marketable securities that generate investment income and losses. The investment income or loss is recognized for tax purposes at the time of sale or exchange of the investment.

In addition to the TRS income tax provision, income tax expense primarily relates to the Texas-based margin tax for all Texas apartment communities. Income tax expense for the Company for the year ended December 31, 2024 was $5.2 million, income tax expense for the Company for the year ended December 31, 2023 was $4.7 million and income tax benefit for the Company for the year ended December 31, 2022 was $6.2 million, as presented in “Income tax (expense) benefit” in the accompanying Consolidated Statements of Operations.

As of December 31, 2024 and 2023, the components of the Company’s TRS deferred income tax assets and liabilities were as follows (dollars in thousands):

	December 31, 2024	December 31, 2023

Deferred tax liability:
Unrealized gain from limited partnerships	$4,048	$300
Unrealized gain from marketable securities & other	861	3,575
Total deferred tax liability	$4,909	$3,875
Net deferred tax liability	$4,909	$3,875

The net deferred tax liability balances are reflected in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets. The TRS have no reserve for uncertain tax positions for the years ended December 31, 2024 and 2023, and management does not believe there will be any material changes in the TRS unrecognized tax positions over the next 12 months. If necessary, the TRS accrue interest and penalties on unrecognized tax benefits as a component of income tax expense.

Net Operating Loss Carryforwards

As of December 31, 2024, MAA held federal net operating loss, or NOL, carryforwards of $43.9 million for income tax purposes that expire in the years 2029 to 2032. Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards prior to utilization. MAA may use these NOL to offset all or a portion of the taxable income generated at the REIT level. Tax years 2021 through 2024 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

Taxable Composition of Distributions

For income tax purposes, dividends paid to holders of MAA’s common stock generally consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2024, 2023 and 2022, dividends per common share held for the entire year were estimated to be taxable as follows:

	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$5.80	98.61%	$5.60	100.00%	$4.44	95.03%
Capital gains	0.08	1.39%	—	—	0.23	4.78%
Un-recaptured Section 1250 gains	—	—	—	—	0.01	0.19%
Total	$5.88	100%	$5.60	100%	$4.68	100%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties.

8.
Shareholders’ Equity of MAA

As of December 31, 2024, 116,883,421 shares of common stock of MAA and 3,075,552 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,958,973 common shares and units. As of December 31, 2023, 116,694,124 shares of common stock of MAA and 3,143,972 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,838,096 common shares and units.

Preferred Stock

As of December 31, 2024, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A OP Units have the ability to reinvest all or part of their distributions from the Operating Partnership into shares of MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in MAA’s common stock of at least $250, but not more than $5,000 in any given month. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA may elect to sell shares under the DRSPP at up to a 5% discount. Shares of MAA’s common stock totaling 10,610 in 2024, 9,787 in 2023 and 6,547 in 2022 were acquired by participants under the DRSPP. MAA did not offer a discount for optional cash purchases in 2024, 2023 or 2022.

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

At-the-Market Equity Offering Program

MAA has entered into an at-the-money equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock, at such times as determined by MAA.

MAA has no obligation to issue shares through the ATM program. During the years ended December 31, 2024, 2023 and 2022 MAA did not sell any shares of common stock through the ATM program. As of December 31, 2024, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

9.
Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of December 31, 2024, there were 119,958,973 OP Units outstanding, 116,883,421, or 97.4%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,075,552 OP Units were Class A OP Units owned by Class A limited partners. As of December 31, 2023, there were 119,838,096 OP Units outstanding, 116,694,124, or 97.4%, of which were owned by MAA and 3,143,972 of which were owned by the Class A limited partners.

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

As of December 31, 2024, a total of 3,075,552 Class A OP Units were outstanding and redeemable for 3,075,552 shares of MAA common stock, with an approximate value of $475.4 million, based on the closing price of MAA’s common stock on December 31, 2024 of $154.57 per share. As of December 31, 2023, a total of 3,143,972 Class A OP Units were outstanding and redeemable for 3,143,972 shares of MAA common stock, with an approximate value of $422.7 million, based on the closing price of MAA’s common stock on December 31, 2023 of $134.46 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of December 31, 2024, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of December 31, 2024, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 6 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10.
Employee Benefit Plans

The following provides details of the employee benefit plans not previously discussed in Note 4.

401(k) Savings Plans

MAA’s 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA’s Board of Directors has the discretion to approve matching contributions to the 401(k) Plan. MAA recognized expense from the 401(k) Plan of $4.9 million, $4.7 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Non-Qualified Executive Deferred Compensation Retirement Plan

MAA has adopted the MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated effective January 1, 2016, or the Deferred Compensation Plan, for certain executive employees. Under the terms of the Deferred Compensation Plan, employees may elect to defer a percentage of their compensation and bonus, and MAA may, but is not obligated to, match a portion of the employees’ salary deferral. MAA recognized expense on its match to the Deferred Compensation Plan for the years ended December 31, 2024, 2023 and 2022 of $0.3 million, $0.4 million and $0.5 million, respectively.

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

For the years ended December 31, 2024, 2023 and 2022, directors deferred 11,439 shares, 9,459 shares and 6,122 shares of common stock, respectively, with weighted-average grant date fair values of $140.85, $145.96 and $174.76, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in the redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. As of December 31, 2024 and 2023, there was no liability related to mandatorily redeemable shares.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all participants with an account balance under the ESOP became 100% vested. The Company did not contribute to the ESOP during 2024, 2023 or 2022. As of December 31, 2024, the ESOP held 122,735 shares with a fair value of $19.0 million.

11.
Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of approximately 34 years and a weighted average discount rate of approximately 4.60%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2024 (in thousands):

Operating Leases
2025	$3,043
2026	3,093
2027	3,131
2028	1,709
2029	815
Thereafter	54,856
Total minimum lease payments	66,647
Net present value adjustments	(40,556)
Right-of-use lease liabilities	$26,091

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

As of December 31, 2024 and 2023, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $11.1 million and $7.6 million in the aggregate, respectively. The accrual for loss contingencies is presented in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets and in “Other non-operating (income) expense” in the accompanying Consolidated Statements of Operations.

12.
Related Party Transactions

The cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a negligible payable to MAA, its general partner, as of December 31, 2024 and 2023 that is eliminated in the preparation of MAA’s consolidated financial statements. The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.

13.
Segment Information

As of December 31, 2024, the Company owned and operated 293 multifamily apartment communities (which does not include development communities under construction) in 16 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

The following reflects the two reportable segments for the Company:

•
Same Store includes communities that the Company has owned and have been stabilized for at least a full 12 months as of the first day of the calendar year.
•
Non-Same Store and Other includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have experienced a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in Non-Same Store and Other are non-multifamily activities and expenses related to severe weather events, including hurricanes and winter storms.

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

Property revenues, property operating expenses (excluding depreciation and amortization) and NOI for each reportable segment for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Revenues:
Same Store
Rental revenues	$2,072,467	$2,063,344	$1,895,071
Other property revenues	12,369	11,752	11,932
Total Same Store revenues	2,084,836	2,075,096	1,907,003
Non-Same Store and Other
Rental revenues	104,151	72,874	111,067
Other property revenues	2,028	498	1,796
Total Non-Same Store and Other revenues	106,179	73,372	112,863
Total rental and other property revenues	$2,191,015	$2,148,468	$2,019,866
Expenses:
Same Store
Real estate taxes	$270,584	$265,296	$244,476
Personnel	165,249	157,656	146,319
Utilities	135,810	131,197	122,563
Building repair & maintenance	97,590	95,955	85,350
Office operations	34,922	30,366	27,337
Insurance	33,088	30,713	26,031
Marketing	26,416	24,103	22,034
Total Same Store expenses	763,659	735,286	674,110
Non-Same Store and Other
Total Non-Same Store and Other expenses	56,433	32,855	49,584
Total property operating expenses, excluding depreciation and amortization	$820,092	$768,141	$723,694
Net Operating Income:
Same Store NOI	$1,321,177	$1,339,810	$1,232,893
Non-Same Store and Other NOI	49,746	40,517	63,279
Total NOI	1,370,923	1,380,327	1,296,172
Depreciation and amortization	(585,616)	(565,063)	(542,998)
Property management expenses	(72,040)	(67,784)	(65,463)
General and administrative expenses	(56,516)	(58,578)	(58,833)
Interest expense	(168,544)	(149,234)	(154,747)
Gain (loss) on sale of depreciable real estate assets	55,003	(62)	214,762
Gain on sale of non-depreciable real estate assets	—	54	809
Other non-operating income (expense)	1,655	31,185	(42,713)
Income tax (expense) benefit	(5,240)	(4,744)	6,208
Income from real estate joint venture	1,951	1,730	1,579
Net income attributable to noncontrolling interests	(14,033)	(15,025)	(17,340)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders	$523,855	$549,118	$633,748

Assets for each reportable segment as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets:
Same Store	$9,673,280	$9,893,858
Non-Same Store and Other	1,981,457	1,391,777
Corporate	157,632	198,868
Total assets	$11,812,369	$11,484,503

14.
Real Estate Acquisitions and Dispositions

Acquisitions

In October, September and May 2024, the Company closed on acquisitions of a 386-unit multifamily apartment community located in Dallas, Texas for approximately $106 million, a 310-unit multifamily apartment community located in Orlando, Florida for approximately $84 million and a 306-unit multifamily apartment community located in Raleigh, North Carolina for approximately $81 million, respectively. In November and October 2023, the Company closed on acquisitions of a 352-unit multifamily apartment community located in Charlotte, North Carolina for approximately $107 million and a 323-unit multifamily apartment community located in Phoenix, Arizona for approximately $103 million, respectively.

In December, August and April 2024, the Company acquired a 3-acre land parcel in Raleigh/Durham, North Carolina for approximately $5 million, a 3-acre land parcel in Richmond, Virginia for approximately $14 million and a 13-acre land parcel in Phoenix, Arizona for approximately $11 million, respectively. In November and February 2023, the Company acquired a half-acre land parcel in Raleigh, North Carolina for approximately $1 million and a 6-acre land parcel in Orlando, Florida for approximately $12 million, respectively.

Dispositions

In December 2024, the Company closed on the disposition of a 272-unit multifamily apartment community located in Richmond, Virginia for net proceeds of approximately $47 million, resulting in gain on the sale of depreciable real estate assets of approximately $33 million. In October 2024, the Company closed on the disposition of a 216-unit multifamily apartment community located in Charlotte, North Carolina for net proceeds of approximately $38 million, resulting in gain on the sale of depreciable real estate assets of approximately $22 million, respectively. During the year ended December 31, 2023, the Company did not dispose of any multifamily apartment communities. In December 2022, the Company closed on the disposition of a 288-unit multifamily apartment community located in Austin, Texas for net proceeds of approximately $54 million, resulting in gain on the sale of depreciable real estate assets of approximately $47 million. In October 2022, the Company closed on the disposition of a 396-unit multifamily apartment community located in Maryland for net proceeds of approximately $104 million, resulting in gain on the sale of depreciable real estate assets of approximately $36 million. In June 2022, the Company closed on the dispositions of a 304-unit and a 426-unit multifamily apartment community located in Fort Worth, Texas for net proceeds of approximately $65 million and $102 million, respectively, resulting in gain on the sale of depreciable real estate assets of approximately $59 million and $73 million, respectively.

During the year ended December 31, 2024, the Company did not dispose of any land parcels. In March 2023, the Company closed on the disposition of 21 acres of land in Gulf Shores, Alabama for gross proceeds of approximately $3 million, resulting in the recognition of a negligible gain on the sale of non-depreciable real estate assets.

As of December 31, 2024, a 336-unit multifamily apartment community and a 240-unit multifamily apartment community located in Columbia, South Carolina were classified as held for sale. The criteria for classifying the communities as held for sale were met during December 2024, and the properties remained in the Company’s portfolio as of December 31, 2024. As a result, the assets associated with the communities were presented as “Assets held for sale” in the accompanying Consolidated Balance Sheet as of December 31, 2024.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

December 31, 2024

(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2024
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
Birchall at Ross Bridge	Birmingham, AL	$—		$2,641	$28,842	$—	$5,327	$2,641	$34,169	36,810	$(15,453)	$21,357	2009	2011
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,762	22,079	—	7,676	3,762	29,755	33,517	(14,581)	18,936	2010	2013
MAA Trussville	Birmingham, AL	—		3,403	31,813	—	8,142	3,403	39,955	43,358	(17,690)	25,668	1996/97	2013
MAA Eagle Ridge	Birmingham, AL	—		852	7,667	—	6,252	852	13,919	14,771	(10,681)	4,090	1986	1998
Colonial Grand at Traditions	Gulf Shores, AL	—		3,212	25,162	—	8,956	3,212	34,118	37,330	(15,585)	21,745	2007	2013
MAA Edgewater	Huntsville, AL	—		4,944	38,673	—	11,961	4,944	50,634	55,578	(21,027)	34,551	1990	2013
MAA Providence Main	Huntsville, AL	—		1,740	10,152	—	21,457	1,740	31,609	33,349	(19,898)	13,451	1993	1997
MAA Madison Lakes	Madison, AL	—		3,602	28,934	—	5,764	3,602	34,698	38,300	(15,579)	22,721	2000	2013
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	3,920	1,290	16,158	17,448	(7,100)	10,348	2008	2013
MAA Liberty Park	Vestavia Hills, AL	—		3,922	30,977	—	10,438	3,922	41,415	45,337	(18,835)	26,502	2000	2013
MAA Sky View	Gilbert, AZ	—		2,668	14,577	—	4,565	2,668	19,142	21,810	(9,841)	11,969	2007	2009
MAA City Gate	Mesa, AZ	—		4,219	26,255	—	5,972	4,219	32,227	36,446	(14,190)	22,256	2002	2013
MAA Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	7,106	7,901	34,288	42,189	(17,899)	24,290	2007	2008
MAA Fountainhead	Phoenix, AZ	—	(1)	12,212	56,705	—	4,744	12,212	61,449	73,661	(15,904)	57,757	2015	2016
MAA Foothills	Phoenix, AZ	—		12,741	47,701	—	7,891	12,741	55,592	68,333	(33,356)	34,977	2005	2006
MAA Phoenix Midtown	Phoenix, AZ	—		9,001	—	—	74,692	9,001	74,692	83,693	(14,293)	69,400	2021	2019
MAA Central Ave	Phoenix, AZ	—		11,323	90,350	—	2,219	11,323	92,569	103,892	(3,834)	100,058	2022	2023
Novel Val Vista	Phoenix, AZ	—		7,285	—	—	71,425	7,285	71,425	78,710	(2,330)	76,380	2020	2020
MAA Old Town Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	14,011	7,820	65,638	73,458	(26,927)	46,531	1994/95	2013
MAA Camelback	Scottsdale, AZ	—		3,612	20,273	—	7,591	3,612	27,864	31,476	(11,458)	20,018	1999	2013
MAA SkySong	Scottsdale, AZ	—		—	55,748	—	6,454	—	62,202	62,202	(16,338)	45,864	2014	2015
MAA River North	Denver, CO	—		14,500	28,900	—	42,424	14,500	71,324	85,824	(17,145)	68,679	2018	2016
MAA Promenade	Denver, CO	—		24,111	81,317	—	24,062	24,111	105,379	129,490	(21,984)	107,506	2017/19	2018
MAA Westglenn	Denver, CO	—		8,077	—	—	74,720	8,077	74,720	82,797	(13,697)	69,100	2021	2018
MAA Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	10,321	1,024	19,540	20,564	(13,510)	7,054	1985	1996
MAA Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	13,440	2,980	53,670	56,650	(21,636)	35,014	1999	2013
MAA Indigo Point	Brandon, FL	—		1,167	10,500	—	7,904	1,167	18,404	19,571	(12,278)	7,293	1989	2000
MAA Brandon	Brandon, FL	—		2,896	26,111	—	11,626	2,896	37,737	40,633	(27,895)	12,738	1998	1997
MAA Coral Springs	Coral Springs, FL	—		9,600	40,004	—	21,971	9,600	61,975	71,575	(36,970)	34,605	1996	2004
MAA Steeplegate	Gainesville, FL	—		1,800	15,879	—	7,340	1,800	23,219	25,019	(14,351)	10,668	1999	1998
MAA Magnolia Parke	Gainesville, FL	—		2,040	16,338	—	2,430	2,040	18,768	20,808	(8,700)	12,108	2009	2011
MAA Heathrow	Heathrow, FL	—		4,101	35,684	—	6,895	4,101	42,579	46,680	(19,727)	26,953	1997	2013
MAA 220 Riverside	Jacksonville, FL	—		2,381	35,514	—	10,041	2,381	45,555	47,936	(11,390)	36,546	2015	2012
MAA Town Center	Jacksonville, FL	—		4,000	19,495	—	5,140	4,000	24,635	28,635	(11,214)	17,421	2008	2011
MAA Mandarin North	Jacksonville, FL	—		854	7,500	—	5,908	854	13,408	14,262	(10,673)	3,589	1987	1995
MAA Deerwood	Jacksonville, FL	—		1,533	13,835	—	8,208	1,533	22,043	23,576	(16,738)	6,838	1987	1997
Lakeside	Jacksonville, FL	—		1,430	12,883	—	11,930	1,430	24,813	26,243	(19,464)	6,779	1985	1996
MAA Fleming Island	Jacksonville, FL	—		4,047	35,052	—	8,043	4,047	43,095	47,142	(28,660)	18,482	2003	2003
MAA Belmont	Jacksonville, FL	—		1,411	14,967	—	5,773	1,411	20,740	22,151	(12,872)	9,279	1998	1998
MAA Mandarin Lakes	Jacksonville, FL	—		2,857	6,475	—	24,518	2,857	30,993	33,850	(16,906)	16,944	1987/ 2008	1995
MAA Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	4,910	6,417	40,979	47,396	(18,202)	29,194	2009	2011
MAA Atlantic	Jacksonville, FL	—		1,678	15,179	—	12,547	1,678	27,726	29,404	(21,575)	7,829	1986	1997
MAA Lake Mary	Lake Mary, FL	—	(2)	6,346	41,539	—	27,707	6,346	69,246	75,592	(26,202)	49,390	2012	2013
MAA Town Park	Lake Mary, FL	—		9,223	66,873	—	12,621	9,223	79,494	88,717	(37,349)	51,368	2004/2005	2013
MAA Heather Glen	Orlando, FL	—		4,662	56,988	—	10,564	4,662	67,552	72,214	(29,964)	42,250	2000	2013
MAA Randal Lakes	Orlando, FL	—		8,859	50,553	—	53,475	8,859	104,028	112,887	(25,991)	86,896	2014/17	2013
MAA Robinson	Orlando, FL	—		6,003	—	—	91,766	6,003	91,766	97,769	(16,567)	81,202	2021	2018
MAA Baldwin Park	Orlando, FL	—		18,101	144,200	—	8,502	18,101	152,702	170,803	(49,270)	121,533	2011	2016
MAA Crosswater	Orlando, FL	—		7,046	52,585	—	4,189	7,046	56,774	63,820	(16,668)	47,152	2013	2016
MAA Parkside	Orlando, FL	—		5,669	49,754	—	11,834	5,669	61,588	67,257	(19,372)	47,885	1999	2016
MAA Lake Nona	Orlando, FL	—		7,880	41,175	—	8,992	7,880	50,167	58,047	(21,885)	36,162	2006	2012
Sand Lake	Orlando, FL	—		7,635	—	—	56,561	7,635	56,561	64,196	(10,974)	53,222	2021	2019
MAA Boggy Creek	Orlando, FL	—		10,879	72,838	—	137	10,879	72,975	83,854	(909)	82,945	2023	2024
MAA Palm Harbor	Palm Harbor, FL	—		6,900	26,613	—	6,669	6,900	33,282	40,182	(18,005)	22,177	2000	2009
Club at Panama Beach	Panama City, FL	—		893	14,276	—	7,590	893	21,866	22,759	(13,778)	8,981	2000	1998
MAA Twin Lakes	Sanford, FL	—		3,091	47,793	—	9,381	3,091	57,174	60,265	(24,848)	35,417	2005	2013
MAA Oak Grove	Tallahassee, FL	—		1,480	4,805	—	16,360	1,480	21,165	22,645	(16,842)	5,803	1992	1997
MAA Southwood	Tallahassee, FL	—		3,600	25,914	—	3,992	3,600	29,906	33,506	(10,863)	22,643	2003	2011
MAA Belmere	Tampa, FL	—		852	7,667	—	11,445	852	19,112	19,964	(13,323)	6,641	1984	1994
MAA Hampton Preserve	Tampa, FL	—		17,029	131,398	—	8,321	17,029	139,719	156,748	(37,762)	118,986	2012, 2021	2013, 2022
MAA Carrollwood	Tampa, FL	—		927	7,355	—	9,421	927	16,776	17,703	(11,883)	5,820	1980	1998
MAA Bay View	Tampa, FL	—		4,541	28,381	—	3,529	4,541	31,910	36,451	(10,202)	26,249	1997	2016
MAA Harbour Island	Tampa, FL	—		16,296	116,193	—	21,265	16,296	137,458	153,754	(45,979)	107,775	1997	2016
MAA Hyde Park	Tampa, FL	—		16,891	95,259	—	14,724	16,891	109,983	126,874	(35,874)	91,000	1994	2016
MAA Rocky Point	Tampa, FL	—		35,260	153,102	—	26,248	35,260	179,350	214,610	(58,193)	156,417	1994-1996	2016
MAA SoHo Square	Tampa, FL	—	(1)	5,190	56,296	—	2,543	5,190	58,839	64,029	(16,700)	47,329	2012	2016
MAA Tampa Oaks	Tampa, FL	—		2,891	19,055	—	5,625	2,891	24,680	27,571	(12,748)	14,823	2005	2008

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2024
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	7,038	3,051	49,806	52,857	(21,236)	31,621	2004	2013
MAA Windermere	Windermere, FL	—	(1)	2,711	36,710	—	4,380	2,711	41,090	43,801	(17,541)	26,260	2009	2013
MAA Briarcliff	Atlanta, GA	—		24,614	114,921	—	12,766	24,614	127,687	152,301	(39,694)	112,607	1996	2016
MAA Brookhaven	Atlanta, GA	—		29,048	106,463	—	16,182	29,048	122,645	151,693	(40,719)	110,974	1989-1992	2016
MAA Brookwood	Atlanta, GA	—	(2)	11,168	52,758	—	8,868	11,168	61,626	72,794	(26,301)	46,493	2008	2012
MAA Buckhead	Atlanta, GA	—		8,633	19,844	—	12,226	8,633	32,070	40,703	(14,687)	26,016	2002	2012
MAA Centennial Park	Atlanta, GA	—		13,650	10,950	—	63,831	13,650	74,781	88,431	(15,184)	73,247	2018	2016
MAA Chastain	Atlanta, GA	—		30,223	82,964	—	6,624	30,223	89,588	119,811	(28,378)	91,433	1990	2016
MAA Dunwoody	Atlanta, GA	—		15,799	48,054	—	8,547	15,799	56,601	72,400	(18,374)	54,026	1995	2016
MAA Gardens	Atlanta, GA	—		17,907	56,093	—	14,457	17,907	70,550	88,457	(22,939)	65,518	1996	2016
MAA Glen	Atlanta, GA	—		13,878	51,079	—	9,403	13,878	60,482	74,360	(19,619)	54,741	1996	2016
MAA Lenox	Atlanta, GA	—		23,876	165,572	—	7,598	23,876	173,170	197,046	(58,165)	138,881	2006/15	2016
MAA Midtown	Atlanta, GA	—		7,000	44,000	—	42,230	7,000	86,230	93,230	(17,514)	75,716	2017	2016
MAA Oglethorpe	Atlanta, GA	—		6,856	31,441	—	8,976	6,856	40,417	47,273	(21,270)	26,003	1994	2008
MAA Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	3,025	11,974	58,289	70,263	(17,688)	52,575	1992-1994/2009	2016
MAA Piedmont Park	Atlanta, GA	—		11,025	34,277	—	6,959	11,025	41,236	52,261	(12,422)	39,839	1999	2016
MAA Riverside	Atlanta, GA	—		23,765	89,369	—	14,869	23,765	104,238	128,003	(36,830)	91,173	1996	2016
MAA Spring	Atlanta, GA	—		18,596	57,819	—	10,999	18,596	68,818	87,414	(23,389)	64,025	1999	2016
MAA Stratford	Atlanta, GA	—		—	30,051	—	7,828	—	37,879	37,879	(13,489)	24,390	1999	2016
Novel West Midtown	Atlanta, GA	—		7,000	—	—	84,409	7,000	84,409	91,409	(6,783)	84,626	2021	2021
MAA Berkeley Lake	Duluth, GA	—		1,960	15,707	—	4,230	1,960	19,937	21,897	(10,244)	11,653	1998	2013
MAA McDaniel Farm	Duluth, GA	—		3,985	32,206	—	8,199	3,985	40,405	44,390	(20,339)	24,051	1997	2013
MAA Pleasant Hill	Duluth, GA	—		6,753	32,202	—	9,967	6,753	42,169	48,922	(20,566)	28,356	1996	2013
MAA Prescott	Duluth, GA	—		3,840	24,011	—	9,699	3,840	33,710	37,550	(21,107)	16,443	2001	2004
MAA River Oaks	Duluth, GA	—		4,349	13,579	—	6,129	4,349	19,708	24,057	(11,248)	12,809	1992	2013
MAA River Place	Duluth, GA	—		2,059	19,158	—	7,238	2,059	26,396	28,455	(12,412)	16,043	1994	2013
MAA Mount Vernon	Dunwoody, GA	—		6,861	23,748	—	5,798	6,861	29,546	36,407	(13,239)	23,168	1997	2013
MAA Lake Lanier	Gainesville, GA	—		6,710	40,994	—	15,590	6,710	56,584	63,294	(35,190)	28,104	1998/ 2001	2005
MAA Shiloh	Kennesaw, GA	—		4,864	45,893	—	10,887	4,864	56,780	61,644	(26,378)	35,266	2002	2013
MAA Milstead	LaGrange, GA	—		3,100	29,240	—	5,720	3,100	34,960	38,060	(14,344)	23,716	1998	2008
MAA Barrett Creek	Marietta, GA	—		5,661	26,186	—	6,120	5,661	32,306	37,967	(16,220)	21,747	1999	2013
MAA Benton	Pooler, GA	—		3,550	66,347	—	10,617	3,550	76,964	80,514	(34,358)	46,156	2001/08	2013
MAA Avala	Savannah, GA	—		1,500	24,862	—	4,031	1,500	28,893	30,393	(13,198)	17,195	2009	2011
MAA Hammocks	Savannah, GA	—		2,441	36,863	—	10,118	2,441	46,981	49,422	(20,970)	28,452	1997	2013
MAA Huntington	Savannah, GA	—		2,521	8,223	—	3,740	2,521	11,963	14,484	(5,562)	8,922	1986	2013
MAA Georgetown Grove	Savannah, GA	—		1,288	11,579	—	5,243	1,288	16,822	18,110	(13,408)	4,702	1997	1998
MAA Wilmington Island	Savannah, GA	—		2,864	25,315	—	7,886	2,864	33,201	36,065	(19,880)	16,185	1999	2006
MAA West Village	Smyrna, GA	—		14,410	73,733	—	14,090	14,410	87,823	102,233	(31,912)	70,321	2006/12	2014
MAA Prairie Trace	Overland Park, KS	—		3,500	40,614	—	4,475	3,500	45,089	48,589	(11,491)	37,098	2015	2015
MAA Pinnacle	Lexington, KY	—		2,024	31,525	—	9,317	2,024	40,842	42,866	(25,555)	17,311	2000	1998
MAA Lakepointe	Lexington, KY	—		411	3,699	—	3,458	411	7,157	7,568	(5,799)	1,769	1986	1994
MAA Mansion	Lexington, KY	—		694	6,242	—	5,719	694	11,961	12,655	(9,432)	3,223	1989	1994
MAA Village	Lexington, KY	—		900	8,097	—	6,807	900	14,904	15,804	(11,938)	3,866	1989	1994
MAA Westport	Louisville, KY	—		1,169	10,518	—	14,139	1,169	24,657	25,826	(18,532)	7,294	1985	1994
Market Station	Kansas City, MO	—		5,814	46,241	—	7,430	5,814	53,671	59,485	(21,909)	37,576	2010	2012
Denton	Kansas City, MO	—		5,520	50,939	—	31,390	5,520	82,329	87,849	(20,000)	67,849	2013/14/17	2015
MAA Beaver Creek	Apex, NC	—		7,491	34,863	—	4,880	7,491	39,743	47,234	(17,433)	29,801	2007	2013
MAA Hermitage	Cary, NC	—		896	8,099	—	6,657	896	14,756	15,652	(11,613)	4,039	1988	1997
MAA 900 Waterford	Cary, NC	—		4,000	20,250	—	7,581	4,000	27,831	31,831	(16,727)	15,104	1996	2005
MAA 1225	Charlotte, NC	—		9,612	22,342	—	37,138	9,612	59,480	69,092	(20,699)	48,393	2010	2010
MAA Ayrsley	Charlotte, NC	—		2,481	52,119	—	21,885	2,481	74,004	76,485	(29,990)	46,495	2008	2013
MAA Ballantyne	Charlotte, NC	—		16,216	44,817	—	7,203	16,216	52,020	68,236	(16,771)	51,465	2004	2016
MAA Beverly Crest	Charlotte, NC	—		3,161	24,004	—	8,949	3,161	32,953	36,114	(13,367)	22,747	1996	2013
MAA Chancellor Park	Charlotte, NC	—		5,311	28,016	—	9,299	5,311	37,315	42,626	(16,200)	26,426	1999	2013
MAA City Grand	Charlotte, NC	—		1,620	17,499	—	3,168	1,620	20,667	22,287	(8,643)	13,644	2005	2013
MAA Enclave	Charlotte, NC	—		1,461	18,984	—	3,840	1,461	22,824	24,285	(9,138)	15,147	2008	2013
MAA Gateway	Charlotte, NC	—		17,528	57,444	—	18,786	17,528	76,230	93,758	(24,251)	69,507	2000	2016
MAA Legacy Park	Charlotte, NC	—		2,891	28,272	—	6,294	2,891	34,566	37,457	(15,311)	22,146	2001	2013
MAA LoSo	Charlotte, NC	—		14,600	108,076	—	17,905	14,600	125,981	140,581	(8,371)	132,210	2021	2022
MAA Prosperity Creek	Charlotte, NC	—		4,591	27,713	—	4,546	4,591	32,259	36,850	(14,823)	22,027	2005	2013
MAA Reserve	Charlotte, NC	—		4,628	44,282	—	15,481	4,628	59,763	64,391	(16,714)	47,677	2013	2013
MAA South Line	Charlotte, NC	—		18,835	58,795	—	8,577	18,835	67,372	86,207	(19,807)	66,400	2009	2016
MAA South Park	Charlotte, NC	—		20,869	65,517	—	13,428	20,869	78,945	99,814	(25,528)	74,286	1996	2016
MAA University Lake	Charlotte, NC	—		3,250	31,389	—	7,939	3,250	39,328	42,578	(18,166)	24,412	1998	2013
MAA Uptown	Charlotte, NC	—		10,888	30,078	—	11,118	10,888	41,196	52,084	(12,372)	39,712	2000	2016
MAA Optimist Park	Charlotte, NC	—		10,574	95,346	—	1,088	10,574	96,434	107,008	(4,122)	102,886	2023	2023
MAA Cornelius	Cornelius, NC	—		4,571	29,151	—	4,418	4,571	33,569	38,140	(15,399)	22,741	2009	2013
MAA Patterson	Durham, NC	—		2,590	27,126	—	5,931	2,590	33,057	35,647	(14,648)	20,999	1997	2013
MAA Research Park	Durham, NC	—		4,201	37,682	—	8,008	4,201	45,690	49,891	(20,501)	29,390	2002	2013
MAA Duke Forest	Durham, NC	—		3,271	15,609	—	4,461	3,271	20,070	23,341	(9,908)	13,433	1985	2013
MAA Huntersville	Huntersville, NC	—		4,251	31,948	—	5,960	4,251	37,908	42,159	(17,539)	24,620	2008	2013
MAA Fifty-One	Matthews, NC	—		3,071	21,830	—	8,533	3,071	30,363	33,434	(14,966)	18,468	2008	2013
MAA Matthews Commons	Matthews, NC	—		3,690	28,536	—	4,607	3,690	33,143	36,833	(14,715)	22,118	2008	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2024
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Arringdon	Morrisville, NC	—		6,401	31,134	—	8,110	6,401	39,244	45,645	(17,163)	28,482	2003	2013
MAA Brierdale	Raleigh, NC	—		7,372	50,202	—	5,082	7,372	55,284	62,656	(24,485)	38,171	2010	2013
MAA Brier Falls	Raleigh, NC	—		6,572	48,910	—	5,047	6,572	53,957	60,529	(23,253)	37,276	2008	2013
MAA Crabtree	Raleigh, NC	—		2,241	18,434	—	5,248	2,241	23,682	25,923	(9,929)	15,994	1997	2013
MAA Trinity	Raleigh, NC	—		5,232	45,138	—	8,715	5,232	53,853	59,085	(24,556)	34,529	2000/02	2013
MAA Hue	Raleigh, NC	—		3,690	29,910	—	5,481	3,690	35,391	39,081	(13,043)	26,038	2009	2010
MAA Wade Park	Raleigh, NC	—		19,434	98,288	—	30,983	19,434	129,271	148,705	(43,025)	105,680	2011/17/19	2016
MAA Preserve	Raleigh, NC	—		5,831	21,980	—	29,352	5,831	51,332	57,163	(27,977)	29,186	2004	2006
MAA Providence	Raleigh, NC	—		4,695	29,007	—	3,921	4,695	32,928	37,623	(18,070)	19,553	2007	2008
MAA Vale	Raleigh, NC	—		8,422	72,220	—	611	8,422	72,831	81,253	(1,884)	79,369	2023	2024
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	3,980	4,091	33,806	37,897	(15,364)	22,533	2009	2013
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	7,350	4,909	32,993	37,902	(15,557)	22,345	2007	2013
MAA Tanglewood	Anderson, SC	—		427	3,853	—	5,073	427	8,926	9,353	(6,374)	2,979	1980	1994
MAA 1201 Midtown	Charleston, SC	—		18,679	63,759	—	19,692	18,679	83,451	102,130	(18,876)	83,254	2015/18	2016
MAA Cypress Cove	Charleston, SC	—		3,610	28,645	—	7,862	3,610	36,507	40,117	(15,426)	24,691	2001	2013
MAA Hampton Pointe	Charleston, SC	—		3,971	22,790	—	12,855	3,971	35,645	39,616	(15,334)	24,282	1986	2013
MAA Westchase	Charleston, SC	—		4,571	20,091	—	8,533	4,571	28,624	33,195	(13,492)	19,703	1985	2013
MAA James Island	Charleston, SC	—		920	24,097	—	9,008	920	33,105	34,025	(14,590)	19,435	1987	2013
MAA Rivers Walk	Charleston, SC	—		8,831	39,430	—	4,201	8,831	43,631	52,462	(12,051)	40,411	2013/16	2013
Paddock Club Columbia	Columbia, SC	—		1,840	16,560	—	8,553	1,840	25,113	26,953	(19,631)	7,322	1991	1997
Fairways	Columbia, SC	—		910	8,207	—	3,693	910	11,900	12,810	(10,586)	2,224	1992	1994
MAA Crowfield	Goose Creek, SC	—		1,321	14,163	—	6,403	1,321	20,566	21,887	(9,755)	12,132	1985	2013
MAA Highland Ridge	Greenville, SC	—		482	4,337	—	4,013	482	8,350	8,832	(6,285)	2,547	1984	1995
MAA Howell Commons	Greenville, SC	—		1,304	11,740	—	7,120	1,304	18,860	20,164	(14,543)	5,621	1987	1997
MAA Innovation	Greenville, SC	—		4,437	52,026	—	3,734	4,437	55,760	60,197	(15,800)	44,397	2015	2016
MAA Paddock Club	Greenville, SC	—		1,200	10,800	—	4,725	1,200	15,525	16,725	(12,244)	4,481	1996	1997
MAA Haywood	Greenville, SC	—		360	2,925	—	6,667	360	9,592	9,952	(7,215)	2,737	1983	1993
MAA Spring Creek	Greenville, SC	—		583	5,374	—	5,012	583	10,386	10,969	(7,757)	3,212	1985	1995
MAA Greene	Greenville, SC	—		5,427	66,546	—	3,936	5,427	70,482	75,909	(10,250)	65,659	2019	2019
MAA Runaway Bay	Mt. Pleasant, SC	—		1,096	7,269	—	12,199	1,096	19,468	20,564	(12,863)	7,701	1988	1995
MAA Commerce Park	North Charleston, SC	—		2,780	33,966	—	7,136	2,780	41,102	43,882	(18,118)	25,764	2008	2013
MAA Point Place	Simpsonville, SC	—		1,216	18,666	—	3,590	1,216	22,256	23,472	(10,931)	12,541	2008	2010
MAA Park Place	Spartanburg, SC	—		723	6,504	—	3,702	723	10,206	10,929	(8,162)	2,767	1987	1997
MAA Waters Edge	Summerville, SC	—		2,103	9,187	—	7,427	2,103	16,614	18,717	(8,273)	10,444	1985	2013
MAA Farm Springs	Summerville, SC	—		2,800	26,295	—	4,436	2,800	30,731	33,531	(17,745)	15,786	2007	2007
MAA Hamilton	Chattanooga, TN	—		1,131	10,632	—	9,730	1,131	20,362	21,493	(11,697)	9,796	1989	1992
MAA Heritage Park	Chattanooga, TN	—		972	8,954	—	9,187	972	18,141	19,113	(10,507)	8,606	1987	1988
MAA Cloverdale	Chattanooga, TN	—		217	1,957	—	6,018	217	7,975	8,192	(5,057)	3,135	1986	1991
MAA Windridge	Chattanooga, TN	—		817	7,416	—	6,362	817	13,778	14,595	(10,446)	4,149	1984	1997
MAA Kirby Station	Memphis, TN	—		1,148	10,337	—	12,630	1,148	22,967	24,115	(18,104)	6,011	1978	1994
MAA Southwind	Memphis, TN	—		1,498	20,483	—	21,213	1,498	41,696	43,194	(33,467)	9,727	1992	1994
MAA Park Estate	Memphis, TN	—		178	1,141	—	4,338	178	5,479	5,657	(4,190)	1,467	1974	1977
MAA Dexter Lake	Memphis, TN	—		3,407	16,043	—	53,194	3,407	69,237	72,644	(40,020)	32,624	2000	1998
MAA Murfreesboro	Murfreesboro, TN	—		915	14,774	—	6,062	915	20,836	21,751	(13,052)	8,699	1999	1998
MAA Acklen	Nashville, TN	—		12,761	58,906	—	3,755	12,761	62,661	75,422	(16,003)	59,419	2015	2017
MAA Indian Lake	Nashville, TN	—		4,950	28,053	—	4,123	4,950	32,176	37,126	(14,623)	22,503	2010	2011
MAA Kennesaw Farms	Nashville, TN	—		3,456	22,443	—	6,257	3,456	28,700	32,156	(13,834)	18,322	2008	2010
MAA Brentwood	Nashville, TN	—		1,191	10,739	—	11,794	1,191	22,533	23,724	(16,929)	6,795	1986	1994
MAA Charlotte Ave	Nashville, TN	—		7,898	54,480	—	3,586	7,898	58,066	65,964	(13,062)	52,902	2016	2017
MAA Bellevue	Nashville, TN	—		17,193	64,196	—	10,735	17,193	74,931	92,124	(28,260)	63,864	1996/ 2015	2013
MAA Nashville West	Nashville, TN	—		2,963	33,673	—	13,601	2,963	47,274	50,237	(27,904)	22,333	2001	1998
MAA Monthaven Park	Nashville, TN	—		2,736	28,902	—	9,033	2,736	37,935	40,671	(25,405)	15,266	2000	2004
MAA Park	Nashville, TN	—		1,524	14,800	—	10,757	1,524	25,557	27,081	(20,918)	6,163	1987	1995
MAA Cool Springs	Nashville, TN	—		6,670	—	—	55,666	6,670	55,666	62,336	(18,360)	43,976	2012	2010
MAA Sam Ridley	Nashville, TN	—		3,350	28,308	—	6,984	3,350	35,292	38,642	(17,130)	21,512	2009	2010
MAA Balcones Woods	Austin, TX	—		1,598	14,398	—	14,701	1,598	29,099	30,697	(19,488)	11,209	1983	1997
MAA Canyon Creek	Austin, TX	—		3,621	32,137	—	4,877	3,621	37,014	40,635	(16,491)	24,144	2008	2013
MAA Canyon Pointe	Austin, TX	—		3,778	20,201	—	5,501	3,778	25,702	29,480	(12,200)	17,280	2003	2013
MAA Double Creek	Austin, TX	—		3,131	29,375	—	3,375	3,131	32,750	35,881	(14,734)	21,147	2013	2013
MAA Onion Creek	Austin, TX	—		4,902	33,010	—	5,378	4,902	38,388	43,290	(17,693)	25,597	2009	2013
MAA Wells Branch	Austin, TX	—	(1)	3,722	32,283	—	4,973	3,722	37,256	40,978	(16,156)	24,822	2008	2013
MAA Quarry Oaks	Austin, TX	—		4,621	34,461	—	16,062	4,621	50,523	55,144	(20,517)	34,627	1996	2013
MAA Sunset Valley	Austin, TX	—		3,150	11,393	—	7,336	3,150	18,729	21,879	(11,160)	10,719	1996	2004
MAA Western Oaks	Austin, TX	—	(2)	9,100	49,339	—	6,434	9,100	55,773	64,873	(24,208)	40,665	2001	2009
MAA Barton Creek	Austin, TX	—		8,683	21,497	—	5,804	8,683	27,301	35,984	(9,008)	26,976	1998	2016
MAA Park Mesa	Austin, TX	—		4,653	19,828	—	3,312	4,653	23,140	27,793	(7,242)	20,551	1992	2016
MAA South Lamar	Austin, TX	—		20,542	74,093	—	31,288	20,542	105,381	125,923	(30,678)	95,245	2011/17	2016
MAA West Austin	Austin, TX	—	(1)	7,805	48,843	—	6,892	7,805	55,735	63,540	(20,429)	43,111	2009	2016
MAA Brushy Creek	Austin, TX	—		2,900	24,009	—	7,629	2,900	31,638	34,538	(19,151)	15,387	2003	2006
MAA East Austin	Austin, TX	—		2,281	6,169	—	17,259	2,281	23,428	25,709	(12,951)	12,758	1987	1995
MAA Barton Skyway	Austin, TX	—		1,405	12,769	—	14,024	1,405	26,793	28,198	(16,543)	11,655	1977	1997
MAA Windmill Hill	Austin, TX	—		5,006	—	—	54,931	5,006	54,931	59,937	(7,604)	52,333	2022	2020
MAA Shoal Creek	Bedford, TX	—		4,982	27,377	—	10,173	4,982	37,550	42,532	(16,526)	26,006	1996	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2024
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Willow Creek	Bedford, TX	—		3,109	33,488	—	14,038	3,109	47,526	50,635	(21,560)	29,075	1996	2013
MAA Hebron	Carrollton, TX	—		4,231	42,237	—	4,166	4,231	46,403	50,634	(19,470)	31,164	2011	2013
MAA Cedar Park	Cedar Park, TX	—		7,232	56,640	—	9,375	7,232	66,015	73,247	(28,949)	44,298	2005	2013
MAA Grand Cypress	Cypress, TX	—		3,881	24,267	—	6,159	3,881	30,426	34,307	(10,864)	23,443	2008	2013
MAA Medical District	Dallas, TX	—		4,050	33,779	—	6,302	4,050	40,081	44,131	(16,095)	28,036	2007	2013
MAA Highlands North	Dallas, TX	—		988	8,893	—	6,995	988	15,888	16,876	(11,286)	5,590	1986	1998
MAA Grand Courtyards	Dallas, TX	—		2,730	22,240	—	9,037	2,730	31,277	34,007	(17,980)	16,027	2000	2006
MAA Lowes Farm	Dallas, TX	—		5,016	41,091	—	6,120	5,016	47,211	52,227	(20,923)	31,304	2008	2011
MAA Frisco Bridges	Dallas, TX	—		14,845	66,571	—	67,555	14,845	134,126	148,971	(43,480)	105,491	2009/13/21	2013
MAA McKinney Avenue	Dallas, TX	—		34,765	40,127	—	15,771	34,765	55,898	90,663	(18,862)	71,801	1993/96	2016
MAA Worthington	Dallas, TX	—		13,713	43,268	—	13,443	13,713	56,711	70,424	(17,501)	52,923	1993/2008	2016
MAA Abbey	Dallas, TX	—		2,711	4,369	—	1,469	2,711	5,838	8,549	(1,851)	6,698	1996	2016
MAA Addison Circle	Dallas, TX	—		12,308	189,419	—	36,723	12,308	226,142	238,450	(72,484)	165,966	1998-2000	2016
MAA North Hall	Dallas, TX	—		13,030	14,383	—	6,777	13,030	21,160	34,190	(7,365)	26,825	1998	2016
MAA Eastside	Dallas, TX	—		7,134	58,095	—	7,129	7,134	65,224	72,358	(22,195)	50,163	2008	2016
MAA Gallery	Dallas, TX	—		4,391	7,910	—	3,920	4,391	11,830	16,221	(3,961)	12,260	1999	2016
MAA Heights	Dallas, TX	—		26,245	37,922	—	9,510	26,245	47,432	73,677	(15,170)	58,507	1998-1999/2009	2016
MAA Katy Trail	Dallas, TX	—		10,333	32,456	—	3,735	10,333	36,191	46,524	(10,826)	35,698	2010	2016
MAA Legacy	Dallas, TX	—	(1)	6,575	55,277	—	12,645	6,575	67,922	74,497	(20,518)	53,979	2000	2016
MAA Meridian	Dallas, TX	—		8,780	13,654	—	2,403	8,780	16,057	24,837	(5,346)	19,491	1991	2016
MAA Uptown Village	Dallas, TX	—		34,974	33,213	—	13,796	34,974	47,009	81,983	(16,180)	65,803	1995-2000	2016
MAA Watermark	Dallas, TX	—		960	14,438	—	5,632	960	20,070	21,030	(12,445)	8,585	2002	2004
MAA Cathedral Arts	Dallas, TX	—		13,511	91,568	—	65	13,511	91,633	105,144	(811)	104,333	2024	2024
MAA Bear Creek	Euless, TX	—		6,453	30,048	—	9,706	6,453	39,754	46,207	(18,092)	28,115	1998	2013
MAA Fairview	Fairview, TX	—		2,171	35,077	—	3,862	2,171	38,939	41,110	(15,934)	25,176	2012	2013
MAA Starwood	Frisco, TX	—		3,240	26,069	—	4,420	3,240	30,489	33,729	(14,640)	19,089	2009	2010
MAA Grapevine	Grapevine, TX	—		2,351	29,757	—	11,770	2,351	41,527	43,878	(17,838)	26,040	1985/1986	2013
MAA Greenwood Forest	Houston, TX	—		3,465	23,482	—	5,676	3,465	29,158	32,623	(11,160)	21,463	1994	2013
MAA Legacy Pines	Houston, TX	—		2,142	19,066	—	6,976	2,142	26,042	28,184	(17,263)	10,921	1999	2003
MAA Energy Park	Houston, TX	—		2,061	15,830	—	6,925	2,061	22,755	24,816	(12,492)	12,324	1996	2007
MAA 510	Houston, TX	—		7,226	33,366	—	3,602	7,226	36,968	44,194	(12,165)	32,029	2014	2016
MAA Afton Oaks	Houston, TX	—		11,503	65,469	—	6,426	11,503	71,895	83,398	(24,671)	58,727	2017	2016
MAA Midtown Square	Houston, TX	—		19,038	89,570	—	13,575	19,038	103,145	122,183	(33,806)	88,377	1999/2013	2016
MAA Ranchstone	Houston, TX	—		1,480	14,807	—	6,278	1,480	21,085	22,565	(11,596)	10,969	1996	2007
MAA Woodwind	Houston, TX	—		1,968	19,928	—	9,593	1,968	29,521	31,489	(16,110)	15,379	1999	2006
MAA Vintage Park	Houston, TX	—	(1)	8,211	40,352	—	5,423	8,211	45,775	53,986	(12,279)	41,707	2014	2014
MAA Greater Heights	Houston, TX	—	(2)	13,107	62,764	—	6,209	13,107	68,973	82,080	(16,359)	65,721	2015	2016
MAA Park Point	Houston, TX	—		9,031	—	—	46,558	9,031	46,558	55,589	(8,169)	47,420	2021	2018
MAA Fall Creek	Humble, TX	—		5,985	40,011	—	9,380	5,985	49,391	55,376	(26,311)	29,065	2007	2007
MAA Bella Casita	Irving, TX	—		2,521	26,432	—	7,688	2,521	34,120	36,641	(15,421)	21,220	2007	2010
MAA Valley Ranch	Irving, TX	—		5,072	37,397	—	17,777	5,072	55,174	60,246	(26,071)	34,175	1997	2013
MAA Las Colinas	Irving, TX	—	(2)	3,902	40,691	—	6,158	3,902	46,849	50,751	(18,829)	31,922	2006	2013
MAA Remington Hills	Irving, TX	—		4,390	21,822	—	20,653	4,390	42,475	46,865	(17,775)	29,090	1984	2013
MAA Times Square	McKinney, TX	—		1,130	28,058	—	8,285	1,130	36,343	37,473	(17,581)	19,892	2009	2010
MAA Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	6,872	4,034	26,400	30,434	(9,533)	20,901	2000	2013
MAA Market Center	Plano, TX	—		16,894	110,705	—	10,200	16,894	120,905	137,799	(31,851)	105,948	2013/15	2014
MAA Highwood	Plano, TX	—		864	7,783	—	5,459	864	13,242	14,106	(9,724)	4,382	1983	1998
MAA Los Rios	Plano, TX	—		3,273	28,823	—	11,049	3,273	39,872	43,145	(26,330)	16,815	2000	2003
MAA Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	12,055	3,382	38,985	42,367	(22,973)	19,394	1999	2005
MAA Copper Ridge	Roanoke, TX	—		4,166	—	—	50,133	4,166	50,133	54,299	(16,588)	37,711	2009/20	2008
MAA Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	5,623	5,511	41,864	47,375	(18,497)	28,878	2009	2013
MAA Round Rock	Round Rock, TX	—		4,691	45,379	—	6,136	4,691	51,515	56,206	(22,249)	33,957	1997	2013
MAA Sierra Vista	Round Rock, TX	—		2,561	16,488	—	6,997	2,561	23,485	26,046	(10,935)	15,111	1999	2013
MAA Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	5,389	2,380	32,371	34,751	(15,416)	19,335	2009	2011
MAA Bulverde	San Antonio, TX	—		4,257	36,759	—	3,882	4,257	40,641	44,898	(11,326)	33,572	2014	2014
MAA Haven at Blanco	San Antonio, TX	—		5,411	45,958	—	6,904	5,411	52,862	58,273	(22,626)	35,647	2010	2012
MAA Westover Hills	San Antonio, TX	—		4,000	24,992	—	5,467	4,000	30,459	34,459	(15,538)	18,921	2009	2009
MAA Cypresswood	Spring, TX	—		576	5,190	—	8,241	576	13,431	14,007	(8,153)	5,854	1984	1994
MAA Kirkwood	Stafford, TX	—		1,918	15,846	—	7,443	1,918	23,289	25,207	(13,697)	11,510	1996	2004
MAA Valleywood	Woodlands, TX	—		539	4,850	—	9,649	539	14,499	15,038	(7,911)	7,127	1984	1994
Novel Daybreak	Salt Lake City, UT	—		7,025	—	—	88,069	7,025	88,069	95,094	(5,623)	89,471	2021	2021
MAA Stonefield	Charlottesville, VA	—		11,044	36,689	—	3,143	11,044	39,832	50,876	(11,398)	39,478	2013	2014
MAA Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	5,321	5,280	36,662	41,942	(16,460)	25,482	2002	2012
MAA Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	5,589	10,990	54,285	65,275	(17,810)	47,465	2012	2016
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	7,407	4,842	29,084	33,926	(11,547)	22,379	1980	2013
MAA Seasons	Fredericksburg, VA	—		14,490	32,083	—	44,717	14,490	76,800	91,290	(27,686)	63,604	2011	2011
MAA Cosners Corner	Fredericksburg, VA	—		12,825	51,078	—	4,847	12,825	55,925	68,750	(15,984)	52,766	2013/16	2013
MAA Glen Allen	Glen Allen, VA	—		4,851	21,678	—	5,524	4,851	27,202	32,053	(12,264)	19,789	1986	2013
MAA West End	Glen Allen, VA	—		4,661	18,908	—	4,529	4,661	23,437	28,098	(10,374)	17,724	1987	2013
MAA Township	Hampton, VA	—		1,509	8,189	—	16,753	1,509	24,942	26,451	(14,122)	12,329	1987	1995
MAA Pavilion Place	Midlothian, VA	—		6,733	29,221	—	8,125	6,733	37,346	44,079	(16,866)	27,213	1989	2013
MAA Radius	Newport News, VA	—		5,040	36,481	—	11,114	5,040	47,595	52,635	(13,124)	39,511	2012	2015
MAA Chase Gayton	Richmond, VA	—		6,021	29,004	—	7,042	6,021	36,046	42,067	(15,779)	26,288	1984	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2024
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Hunton Park	Richmond, VA	—		4,930	35,598	—	11,645	4,930	47,243	52,173	(20,196)	31,977	2003	2011
MAA West Creek	Richmond, VA	—		10,112	36,136	—	16,917	10,112	53,053	63,165	(13,387)	49,778	2015/17	2015
MAA Carlyle Square	Washington D.C.	—		29,728	154,309	—	7,407	29,728	161,716	191,444	(49,652)	141,792	2006/2013	2016
MAA Centreville	Washington D.C.	—		7,664	70,012	—	7,993	7,664	78,005	85,669	(23,331)	62,338	1996	2016
MAA Fallsgrove	Washington D.C.	—		17,524	58,896	—	8,276	17,524	67,172	84,696	(21,193)	63,503	2003	2016
MAA National Landing	Washington D.C.	—		30,452	125,091	—	19,559	30,452	144,650	175,102	(46,342)	128,760	2001	2016
MAA Tysons Corner	Washington D.C.	—		30,776	82,021	—	14,904	30,776	96,925	127,701	(29,597)	98,104	1990	2016
Total Residential Properties		—		1,943,517	10,296,827	—	3,585,616	1,943,517	13,882,443	15,825,960	(5,254,832)	10,571,128
MAA 220 Riverside Retail	Jacksonville, FL	—		119	2,902	—	1,080	119	3,982	4,101	(793)	3,308	2015	2019
MAA Parkside Retail	Orlando, FL	—		742	11,924	—	1,802	742	13,726	14,468	(4,177)	10,291	1999	2016
MAA Robinson Retail	Orlando, FL	—		—	563	—	251	—	814	814	(75)	739	2021	2018
MAA Harbour Island Retail	Tampa, FL	—		386	4,315	—	442	386	4,757	5,143	(1,389)	3,754	1997	2016
MAA Rocky Point Retail	Tampa, FL	—		34	51	—	451	34	502	536	(351)	185	1994-1996	2016
MAA SoHo Square Retail	Tampa, FL	—	(1)	268	4,033	—	69	268	4,102	4,370	(1,762)	2,608	2012	2016
MAA Buckhead Retail	Atlanta, GA	—		867	3,465	—	1,052	867	4,517	5,384	(1,762)	3,622	2012	2012
MAA Piedmont Park Retail	Atlanta, GA	—		426	1,089	—	45	426	1,134	1,560	(347)	1,213	1999	2016
MAA Riverside Office	Atlanta, GA	—		9,680	22,108	—	16,302	9,680	38,410	48,090	(12,624)	35,466	1996	2016
MAA Riverside Retail	Atlanta, GA	—		889	2,340	—	2,855	889	5,195	6,084	(1,603)	4,481	1996	2016
Post Training Facility	Atlanta, GA	—		1,092	968	—	243	1,092	1,211	2,303	(647)	1,656	1999	2016
MAA West Village Retail	Smyrna, GA	—		3,408	8,446	—	2,360	3,408	10,806	14,214	(3,665)	10,549	2012	2014
MAA Denton Pointe Retail	Kansas City, MO	—		700	4,439	—	1,700	700	6,139	6,839	(1,677)	5,162	2014	2015
MAA 1225 Retail	Charlotte, NC	—		52	199	—	267	52	466	518	(227)	291	2010	2010
MAA Gateway Retail	Charlotte, NC	—		318	1,430	—	104	318	1,534	1,852	(474)	1,378	2000	2016
MAA South Line Retail	Charlotte, NC	—		470	1,289	—	317	470	1,606	2,076	(486)	1,590	2009	2016
MAA Uptown Retail	Charlotte, NC	—		319	1,144	—	26	319	1,170	1,489	(356)	1,133	1998	2016
MAA Leasing Center	Charlotte, NC	—		1,290	1,488	—	542	1,290	2,030	3,320	(541)	2,779	1998	2016
MAA Hue Retail	Raleigh, NC	—		—	2,129	—	144	—	2,273	2,273	(495)	1,778	2010	2018
MAA Wade Park Retail	Raleigh, NC	—		317	4,552	—	217	317	4,769	5,086	(1,888)	3,198	2011	2016
MAA South Lamar Retail	Austin, TX	—		421	3,072	—	768	421	3,840	4,261	(1,108)	3,153	2011	2016
MAA Frisco Bridges Retail	Dallas, TX	—		779	6,593	—	804	779	7,397	8,176	(2,471)	5,705	2009	2016
MAA McKinney Avenue Retail	Dallas, TX	—		1,581	5,982	—	513	1,581	6,495	8,076	(1,933)	6,143	1996	2016
MAA Worthington Retail	Dallas, TX	—		108	495	—	422	108	917	1,025	(309)	716	1993/2008	2016
MAA Addison Circle Office	Dallas, TX	—		1,395	4,280	—	3,193	1,395	7,473	8,868	(2,312)	6,556	1998-2000	2016
MAA Addison Circle Retail	Dallas, TX	—		448	21,386	—	3,915	448	25,301	25,749	(8,069)	17,680	1998-2000	2016
MAA North Hall Retail	Dallas, TX	—		347	716	—	141	347	857	1,204	(309)	895	1998	2016
MAA Eastside Retail	Dallas, TX	—		682	10,645	—	1,016	682	11,661	12,343	(3,480)	8,863	2008	2016
MAA Heights Retail	Dallas, TX	—		1,065	3,314	—	995	1,065	4,309	5,374	(1,273)	4,101	1997	2016
MAA Katy Trail Retail	Dallas, TX	—		465	4,883	—	241	465	5,124	5,589	(1,455)	4,134	2010	2016
MAA Legacy Retail	Dallas, TX	—	(1)	150	3,334	—	582	150	3,916	4,066	(1,139)	2,927	2000	2016
MAA Midtown Square Retail	Houston, TX	—		1,322	16,005	—	993	1,322	16,998	18,320	(5,078)	13,242	1999/2013	2016
Rise Condo Devel LP Retail	Houston, TX	—		—	2,280	—	68	—	2,348	2,348	(719)	1,629	1999/2013	2016
MAA Bella Casita Retail	Irving, TX	—		46	186	—	221	46	407	453	(189)	264	2007	2010
MAA Times Square Retail	McKinney, TX	—		253	1,310	—	6,483	253	7,793	8,046	(2,089)	5,957	2009	2010
MAA Carlyle Square Retail	Washington D.C.	—		1,048	7,930	—	360	1,048	8,290	9,338	(2,472)	6,866	2006/2016	2016
Total Retail / Commercial Properties		—		31,487	171,285	—	50,984	31,487	222,269	253,756	(69,744)	184,012
MAA Milepost 35	Denver, CO	—		22,280	—	—	116,396	22,280	116,396	138,676	(2,219)	136,457	N/A	2022
MAA Nixie	Raleigh, NC	—		15,328	—	—	119,005	15,328	119,005	134,333	(261)	134,072	N/A	2022
MAA Breakwater	Tampa, FL	—		23,514	—	—	133,040	23,514	133,040	156,554	—	156,554	N/A	2022
Modera Liberty Row	Charlotte, NC	—		14,579	60,473	—	25,440	14,579	85,913	100,492	—	100,492	N/A	2024
MAA Plaza Midwood	Charlotte, NC	—		9,778	—	—	19,328	9,778	19,328	29,106	—	29,106	N/A	2022
Modera Chandler	Phoenix, AZ	—		10,935	—	—	23,134	10,935	23,134	34,069	—	34,069	N/A	2024
MAA Porter	Richmond, VA	—		11,504	—	—	4,490	11,504	4,490	15,994	—	15,994	N/A	2024
Total Active Development Properties		—		107,918	60,473	—	440,833	107,918	501,306	609,224	(2,480)	606,744
Total Properties		—		2,082,922	10,528,585	—	4,077,433	2,082,922	14,606,018	16,688,940	(5,327,056)	11,361,884
Total Land Held for Future Developments		—		73,359	—	—	—	73,359	—	73,359	—	73,359	N/A	Various
Total Properties in Predevelopment		—		16,738	—	—	19,090	16,738	19,090	35,828	(93)	35,735	N/A	Various
Corporate Properties		—		—	42,947	(2,748)	(36,974)	(2,748)	5,973	3,225	(435)	2,790	Various	Various
Total Other		—		90,097	42,947	(2,748)	(17,884)	87,349	25,063	112,412	(528)	111,884
Total Real Estate Assets, net of Real Estate Joint Venture		$—		$2,173,019	$10,571,532	$(2,748)	$4,059,549	$2,170,271	$14,631,081	$16,801,352	$(5,327,584)	$11,473,768
(1)
Encumbered by a $191.3 million secured property mortgage, with a fixed interest rate of 4.43%, which matures on February 10, 2049.
(2)
Encumbered by a $172.0 million secured property mortgage, with a fixed interest rate of 4.44%, which matures on January 10, 2049.
(3)
The aggregate cost for federal income tax purposes was approximately $13.2 billion (unaudited) as of December 31, 2024. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.
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

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

Years ended December 31, 2024, 2023 and 2022

The following table summarizes the Company’s changes in real estate investments and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	2024	2023	2022
Real estate investments:
Balance at beginning of year	$16,006,618	$15,246,658	$14,704,237
Acquisitions (1)	377,144	223,735	272,342
Less: fair market value of leases included in acquisitions	(2,371)	(2,050)	(1,505)
Improvement and development	581,050	546,237	469,661
Assets held for sale	(39,724)	—	—
Disposition of real estate assets (2)	(121,365)	(7,962)	(198,077)
Balance at end of year	$16,801,352	$16,006,618	$15,246,658
Accumulated depreciation:
Balance at beginning of year	$4,864,690	$4,302,747	$3,848,161
Depreciation	581,539	562,760	540,708
Assets held for sale	(30,218)	—	—
Disposition of real estate assets (2)	(88,427)	(817)	(86,122)
Balance at end of year	$5,327,584	$4,864,690	$4,302,747
(1)
Includes non-cash activity related to acquisitions.
(2)
Includes assets sold, casualty losses and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.