Form 10-Q
period 2025-03-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2025-05-01
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	April 28, 2025
Common Stock, $0.01 par value	117,057,714

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.4% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of March 31, 2025, MAA owned 116,916,381 OP Units (97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Real estate assets:
Land	$2,096,912	$2,096,912
Buildings and improvements and other	14,286,757	14,160,799
Development and capital improvements in progress	485,254	470,282
	16,868,923	16,727,993
Less: Accumulated depreciation	(5,478,208)	(5,327,584)
	11,390,715	11,400,409
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,790	41,650
Real estate assets, net	11,505,864	11,515,418

Cash and cash equivalents	55,776	43,018
Restricted cash	13,678	13,743
Other assets	236,639	232,426
Assets held for sale	—	7,764
Total assets	$11,811,957	$11,812,369

Liabilities and equity
Liabilities:
Unsecured notes payable	$4,681,868	$4,620,690
Secured notes payable	360,298	360,267
Accrued expenses and other liabilities	611,896	683,748
Total liabilities	5,654,062	5,664,705

Redeemable common stock	24,425	22,230

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 116,916,381 and 116,883,421 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (1)	1,166	1,166
Additional paid-in capital	7,422,913	7,417,453
Accumulated distributions in excess of net income	(1,467,858)	(1,469,557)
Accumulated other comprehensive loss	(6,522)	(6,940)
Total MAA shareholders’ equity	5,949,708	5,942,131
Noncontrolling interests - OP Units	154,810	155,409
Total Company’s shareholders’ equity	6,104,518	6,097,540
Noncontrolling interests - consolidated real estate entities	28,952	27,894
Total equity	6,133,470	6,125,434
Total liabilities and equity	$11,811,957	$11,812,369
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 are 145,754 and 143,822, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenues:
Rental and other property revenues	$549,295	$543,622
Expenses:
Operating expenses, excluding real estate taxes and insurance	124,955	118,199
Real estate taxes and insurance	76,398	79,603
Depreciation and amortization	152,350	143,020
Total property operating expenses	353,703	340,822
Property management expenses	20,578	19,995
General and administrative expenses	15,619	17,045
Interest expense	45,161	40,361
(Gain) loss on sale of depreciable real estate assets	(71,911)	2
Other non-operating income	(834)	(23,526)
Income before income tax expense	186,979	148,923
Income tax expense	(1,038)	(1,795)
Income from continuing operations before real estate joint venture activity	185,941	147,128
Income from real estate joint venture	465	482
Net income	186,406	147,610
Net income attributable to noncontrolling interests	4,733	3,861
Net income available for shareholders	181,673	143,749
Dividends to MAA Series I preferred shareholders	922	922
Net income available for MAA common shareholders	$180,751	$142,827

Earnings per common share - basic:
Net income available for MAA common shareholders	$1.55	$1.22

Earnings per common share - diluted:
Net income available for MAA common shareholders	$1.54	$1.22

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2025	2024
Net income	$186,406	$147,610
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	429	517
Total comprehensive income	186,835	148,127
Less: Comprehensive income attributable to noncontrolling interests	(4,744)	(3,877)
Comprehensive income attributable to MAA	$182,091	$144,250

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2025	2024
Net income	$186,406	$147,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,520	143,258
(Gain) loss on sale of depreciable real estate assets	(71,911)	2
Loss (gain) on embedded derivative in preferred shares	410	(13,092)
Stock compensation expense	5,261	5,869
Amortization of debt issuance costs, discounts and premiums	1,616	1,529
Gain on investments	(810)	(5,172)
Net change in operating accounts and other operating activities	(76,874)	(79,747)
Net cash provided by operating activities	196,618	200,257

Cash flows from investing activities:
Purchases of real estate and other assets	—	(20)
Capital improvements and other	(72,636)	(52,101)
Development costs	(66,222)	(45,512)
Distributions from real estate joint venture	—	100
Contributions to affiliates	(3,675)	(750)
Proceeds from real estate asset dispositions	81,128	—
Net proceeds from insurance recoveries	—	5,271
Net cash used in investing activities	(61,405)	(93,012)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	60,000	(260,000)
Proceeds from notes payable	—	346,567
Payment of deferred financing costs	—	(3,450)
Distributions to noncontrolling interests	(4,660)	(4,621)
Dividends paid on common shares	(177,107)	(171,570)
Dividends paid on preferred shares	(922)	(922)
Proceeds from issuances of common shares	375	303
Net change in other financing activities	(206)	(567)
Net cash used in financing activities	(122,520)	(94,260)

Net increase in cash, cash equivalents and restricted cash	12,693	12,985
Cash, cash equivalents and restricted cash, beginning of period	56,761	55,091
Cash, cash equivalents and restricted cash, end of period	$69,454	$68,076

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$55,776	$54,601
Restricted cash	13,678	13,475
Total cash, cash equivalents and restricted cash	$69,454	$68,076

Supplemental information:
Interest paid	$52,393	$32,785
Non-cash transactions:
Distributions on common shares/units declared and accrued	$181,765	$176,195
Accrued construction in progress	34,599	28,643
Interest capitalized	5,105	3,416
Conversion of OP Units to shares of common stock	759	594

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 31, 2025	December 31, 2024
Assets
Real estate assets:
Land	$2,096,912	$2,096,912
Buildings and improvements and other	14,286,757	14,160,799
Development and capital improvements in progress	485,254	470,282
	16,868,923	16,727,993
Less: Accumulated depreciation	(5,478,208)	(5,327,584)
	11,390,715	11,400,409
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,790	41,650
Real estate assets, net	11,505,864	11,515,418

Cash and cash equivalents	55,776	43,018
Restricted cash	13,678	13,743
Other assets	236,639	232,426
Assets held for sale	—	7,764
Total assets	$11,811,957	$11,812,369

Liabilities and capital
Liabilities:
Unsecured notes payable	$4,681,868	$4,620,690
Secured notes payable	360,298	360,267
Accrued expenses and other liabilities	611,896	683,748
Due to general partner	19	19
Total liabilities	5,654,081	5,664,724

Redeemable common units	24,425	22,230

Operating Partnership capital:
Preferred units, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of March 31, 2025 and December 31, 2024, respectively	66,840	66,840
General partner, 116,916,381 and 116,883,421 OP Units outstanding as of March 31, 2025 and December 31, 2024, respectively (1)	5,889,484	5,882,336
Limited partners, 3,060,552 and 3,075,552 OP Units outstanding as of March 31, 2025 and December 31, 2024, respectively (1)	154,810	155,409
Accumulated other comprehensive loss	(6,635)	(7,064)
Total operating partners’ capital	6,104,499	6,097,521
Noncontrolling interests - consolidated real estate entities	28,952	27,894
Total equity	6,133,451	6,125,415
Total liabilities and equity	$11,811,957	$11,812,369

(1) Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 are 145,754 and 143,822, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2025	2024
Revenues:
Rental and other property revenues	$549,295	$543,622
Expenses:
Operating expenses, excluding real estate taxes and insurance	124,955	118,199
Real estate taxes and insurance	76,398	79,603
Depreciation and amortization	152,350	143,020
Total property operating expenses	353,703	340,822
Property management expenses	20,578	19,995
General and administrative expenses	15,619	17,045
Interest expense	45,161	40,361
(Gain) loss on sale of depreciable real estate assets	(71,911)	2
Other non-operating income	(834)	(23,526)
Income before income tax expense	186,979	148,923
Income tax expense	(1,038)	(1,795)
Income from continuing operations before real estate joint venture activity	185,941	147,128
Income from real estate joint venture	465	482
Net income	186,406	147,610
Distributions to MAALP Series I preferred unitholders	922	922
Net income available for MAALP common unitholders	$185,484	$146,688

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$1.55	$1.22

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$1.54	$1.22

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2025	2024
Net income	$186,406	$147,610
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	429	517
Comprehensive income attributable to MAALP	$186,835	$148,127

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2025	2024
Net income	$186,406	$147,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,520	143,258
(Gain) loss on sale of depreciable real estate assets	(71,911)	2
Loss (gain) on embedded derivative in preferred shares	410	(13,092)
Stock compensation expense	5,261	5,869
Amortization of debt issuance costs, discounts and premiums	1,616	1,529
Gain on investments	(810)	(5,172)
Net change in operating accounts and other operating activities	(76,874)	(79,747)
Net cash provided by operating activities	196,618	200,257

Cash flows from investing activities:
Purchases of real estate and other assets	—	(20)
Capital improvements and other	(72,636)	(52,101)
Development costs	(66,222)	(45,512)
Distributions from real estate joint venture	—	100
Contributions to affiliates	(3,675)	(750)
Proceeds from real estate asset dispositions	81,128	—
Net proceeds from insurance recoveries	—	5,271
Net cash used in investing activities	(61,405)	(93,012)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	60,000	(260,000)
Proceeds from notes payable	—	346,567
Payment of deferred financing costs	—	(3,450)
Distributions paid on common units	(181,767)	(176,191)
Distributions paid on preferred units	(922)	(922)
Proceeds from issuances of common units	375	303
Net change in other financing activities	(206)	(567)
Net cash used in financing activities	(122,520)	(94,260)

Net increase in cash, cash equivalents and restricted cash	12,693	12,985
Cash, cash equivalents and restricted cash, beginning of period	56,761	55,091
Cash, cash equivalents and restricted cash, end of period	$69,454	$68,076

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$55,776	$54,601
Restricted cash	13,678	13,475
Total cash, cash equivalents and restricted cash	$69,454	$68,076

Supplemental information:
Interest paid	$52,393	$32,785
Non-cash transactions:
Distributions on common units declared and accrued	$181,765	$176,195
Accrued construction in progress	34,599	28,643
Interest capitalized	5,105	3,416

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

As of March 31, 2025, MAA owned 116,916,381 OP Units (or 97.4% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of March 31, 2025, the Company owned and operated 291 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of March 31, 2025, the Company also had seven development communities under construction, totaling 2,312 apartment units once complete, and development costs of $546.5 million had been incurred through March 31, 2025. The Company expects to complete two of these developments in 2025, four in 2026 and one in 2027. As of March 31, 2025, 35 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of March 31, 2025.

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

Noncontrolling Interests

As of March 31, 2025, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of March 31, 2025, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $463.8 million, and consolidated liabilities were $20.8 million, net of eliminations. As of December 31, 2024, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $432.2 million, and consolidated liabilities were $27.1 million, net of eliminations.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture, as well as six technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $41.8 million and $41.7 million as of March 31, 2025 and December 31, 2024, respectively, and is included in “Investment in real estate joint venture” in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of March 31, 2025 and December 31, 2024, the Company’s investments in the limited partnerships were $67.6 million and $62.2 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at the estimated fair value, recognized in “Other non-operating income” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, the Company recognized $1.7 million and $8.1 million of income, respectively, from its investments in the limited partnerships. As of March 31, 2025, the Company was committed to make additional capital contributions totaling $26.9 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets, with any related gains and losses, including realized and unrealized gains and losses, recognized in “Other non-operating income” in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company’s investment in the marketable equity securities was $2.3 million and $3.3 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $1.0 million and $3.0 million of expense, respectively, from its investment in marketable equity securities.

Revenue Recognition

The Company primarily leases multifamily residential apartments to residents under operating leases generally due on a monthly basis with terms of approximately one year or less. Rental revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases, using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to residents, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term. Rental revenues represent approximately 94% of the Company’s total revenues and include gross rents charged less adjustments for concessions and bad debt. Approximately 5% of the Company’s total revenues represent reimbursable property revenues from its residents for utility reimbursements, which are generally recognized and due on a monthly basis as residents obtain control of the service over the term of the lease. The remaining 1% of the Company’s total revenues represents other non-lease property revenues primarily driven by nonrefundable fees and commissions, which are recognized when earned.

In accordance with ASC Topic 842, rental revenues and reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported on a combined basis in the line item “Rental revenues,” as presented in the disaggregation of the Company’s revenues in Note 11. Other non-lease property revenues are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognized outside of the scope of ASC Topic 842 to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Other non-lease property revenues are reported in the line item “Other property revenues,” as presented in the disaggregation of the Company’s revenues in Note 11.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of March 31, 2025 and December 31, 2024, right-of-use assets recorded within “Other assets” totaled $39.9 million and $40.5 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $25.7 million and $26.1 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the three months ended March 31, 2025 and 2024 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2025 and 2024 was also immaterial. See Note 10 for additional disclosures regarding leases.

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

For the three months ended March 31, 2025 and 2024, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended March 31,
	2025	2024
Calculation of Earnings per common share - basic
Net income	$186,406	$147,610
Net income attributable to noncontrolling interests	(4,733)	(3,861)
Unvested restricted shares (allocation of earnings)	(96)	(62)
Dividends to MAA Series I preferred shareholders	(922)	(922)
Net income available for MAA common shareholders, adjusted	$180,655	$142,765

Weighted average common shares - basic	116,840	116,668
Earnings per common share - basic	$1.55	$1.22

Calculation of Earnings per common share - diluted
Net income	$186,406	$147,610
Net income attributable to noncontrolling interests (1)	(4,733)	(3,861)
Dividends to MAA Series I preferred shareholders	(922)	(922)
Net income available for MAA common shareholders, adjusted	$180,751	$142,827

Weighted average common shares - basic	116,840	116,668
Effect of dilutive securities	252	112
Weighted average common shares - diluted	117,092	116,780
Earnings per common share - diluted	$1.54	$1.22
(1)
For the three months ended March 31, 2025 and 2024, 3.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three months ended March 31, 2025 and 2024, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended March 31,
	2025	2024
Calculation of Earnings per common unit - basic
Net income	$186,406	$147,610
Unvested restricted units (allocation of earnings)	(96)	(62)
Distributions to MAALP Series I preferred unitholders	(922)	(922)
Net income available for MAALP common unitholders, adjusted	$185,388	$146,626

Weighted average common units - basic	119,913	119,806
Earnings per common unit - basic	$1.55	$1.22

Calculation of Earnings per common unit - diluted
Net income	$186,406	$147,610
Distributions to MAALP Series I preferred unitholders	(922)	(922)
Net income available for MAALP common unitholders, adjusted	$185,484	$146,688

Weighted average common units - basic	119,913	119,806
Effect of dilutive securities	252	112
Weighted average common units - diluted	120,165	119,918
Earnings per common unit - diluted	$1.54	$1.22

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2024	$9	$1,166	$7,417,453	$(1,469,557)	$(6,940)	$155,409	$27,894	$6,125,434
Net income	—	—	—	181,673	—	4,733	—	186,406
Other comprehensive income - derivative instruments	—	—	—	—	418	11	—	429
Issuance and registration of common shares	—	—	157	—	—	—	—	157
Shares repurchased and retired	—	—	(1,302)	—	—	—	—	(1,302)
Exercise of stock options	—		38	—	—	—	—	38
Shares issued in exchange for common units	—	—	759	—	—	(759)	—	—
Redeemable stock fair market value adjustment	—	—	—	(1,895)	—	—	—	(1,895)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(53)	—	—	53	—	—
Amortization of unearned compensation	—	—	5,861	—	—	—	—	5,861
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.5150 per share)	—	—	—	(177,157)	—	—	—	(177,157)
Distributions on noncontrolling interests units ($1.5150 per unit)	—	—	—	—	—	(4,637)	—	(4,637)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,058	1,058
EQUITY BALANCE MARCH 31, 2025	$9	$1,166	$7,422,913	$(1,467,858)	$(6,522)	$154,810	$28,952	$6,133,470

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2023	$9	$1,168	$7,399,921	$(1,298,263)	$(8,764)	$163,128	$22,756	$6,279,955
Net income	—	—	—	143,749	—	3,861	—	147,610
Other comprehensive income - derivative instruments	—	—	—	—	501	16	—	517
Issuance and registration of common shares	—	—	93	—	—	—	—	93
Shares repurchased and retired	—	—	(842)	—	—	—	—	(842)
Shares issued in exchange for common units	—	—	594	—	—	(594)	—	—
Redeemable stock fair market value adjustment	—	—	—	402	—	—	—	402
Adjustment for noncontrolling interests in Operating Partnership	—	—	(102)	—	—	102	—	—
Amortization of unearned compensation	—	—	6,525	—	—	—	—	6,525
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.4700 per share)	—	—	—	(171,620)	—	—	—	(171,620)
Distributions on noncontrolling interests units ($1.4700 per unit)	—	—	—	—	—	(4,604)	—	(4,604)
Contribution from noncontrolling interest	—	—	—	—	—	—	276	276
EQUITY BALANCE MARCH 31, 2024	$9	$1,168	$7,406,189	$(1,326,654)	$(8,263)	$161,909	$23,032	$6,257,390

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2024	$5,882,336	$155,409	$66,840	$(7,064)	$27,894	$6,125,415
Net income	180,751	4,733	922	—	—	186,406
Other comprehensive income - derivative instruments	—	—	—	429	—	429
Issuance of units	157	—	—	—	—	157
Units repurchased and retired	(1,302)	—	—	—	—	(1,302)
Exercise of unit options	38	—	—	—	—	38
General partner units issued in exchange for limited partner units	759	(759)	—	—	—	—
Redeemable units fair market value adjustment	(1,895)	—	—	—	—	(1,895)
Adjustment for limited partners’ capital at redemption value	(64)	64	—	—	—	—
Amortization of unearned compensation	5,861	—	—	—	—	5,861
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.5150 per unit)	(177,157)	(4,637)	—	—	—	(181,794)
Contribution from noncontrolling interest	—	—	—	—	1,058	1,058
CAPITAL BALANCE MARCH 31, 2025	$5,889,484	$154,810	$66,840	$(6,635)	$28,952	$6,133,451

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2023	$6,036,154	$163,128	$66,840	$(8,942)	$22,756	$6,279,936
Net income	142,827	3,861	922	—	—	147,610
Other comprehensive income - derivative instruments	—	—	—	517	—	517
Issuance of units	93	—	—	—	—	93
Units repurchased and retired	(842)	—	—	—	—	(842)
General partner units issued in exchange for limited partner units	594	(594)	—	—	—	—
Redeemable units fair market value adjustment	402	—	—	—	—	402
Adjustment for limited partners’ capital at redemption value	(118)	118	—	—	—	—
Amortization of unearned compensation	6,525	—	—	—	—	6,525
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.4700 per unit)	(171,620)	(4,604)	—	—	—	(176,224)
Contribution from noncontrolling interest	—	—	—	—	276	276
CAPITAL BALANCE MARCH 31, 2024	$6,014,015	$161,909	$66,840	$(8,425)	$23,032	$6,257,371

6. Borrowings

The following table summarizes the Company’s outstanding debt as of March 31, 2025 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,400,000	3.7%	5/9/2031
Variable rate commercial paper program	310,000	4.6%	4/4/2025
Debt issuance costs, discounts and premiums	(28,132)
Total unsecured debt	$4,681,868	3.8%
Secured debt
Fixed rate property mortgages	$363,293	4.4%	1/26/2049
Debt issuance costs	(2,995)
Total secured debt	$360,298	4.4%
Total outstanding debt	$5,042,166	3.8%

Unsecured Revolving Credit Facility

MAALP has entered into an unsecured revolving credit facility, with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of March 31, 2025, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of March 31, 2025, MAALP had $310.0 million of borrowings outstanding under the commercial paper program. For the three months ended March 31, 2025, the average daily borrowings outstanding under the commercial paper program were $322.4 million.

Unsecured Senior Notes

As of March 31, 2025, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2031.

Secured Property Mortgages

As of March 31, 2025, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

Upcoming Debt Obligations

As of March 31, 2025, MAALP’s debt obligations over the next 12 months consist of approximately $710 million of principal obligations, including $310.0 million of commercial paper borrowings due April 2025 and $400.0 million of unsecured senior notes due November 2025.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of March 31, 2025 and December 31, 2024 totaled $4.7 billion for each time period and had estimated fair values of $4.4 billion for each time period (excluding prepayment penalties). The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of March 31, 2025 and December 31, 2024 totaled $310.0 million and $250.0 million, respectively, and the variable rate debt had estimated fair values of $310.0 million and $250.0 million as of March 31, 2025 and December 31, 2024, respectively. The fair values of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of March 31, 2025, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company may use various inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA, treasury rates and trading data available of prices of the preferred shares, to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating income” in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the fair value of the embedded derivative was $12.7 million and $13.2 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of March 31, 2025 and December 31, 2024 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of March 31, 2025, the Company had $6.6 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.6 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2025	2024
Terminated interest rate swaps	Interest expense	$(429)	$(517)

		(Loss) Gain Recognized in Earnings on Derivative
	Location of (Loss) Gain Recognized	Three months ended March 31,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2025	2024
Preferred stock embedded derivative	Other non-operating income	$(410)	$13,092

8. Shareholders’ Equity of MAA

As of March 31, 2025, 116,916,381 shares of common stock of MAA and 3,060,552 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,976,933 common shares and units. As of March 31, 2024, 116,728,052 shares of common stock of MAA and 3,132,552 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,860,604 common shares and units.

Preferred Stock

As of March 31, 2025, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

At-the-Market Share Offering Program

MAA has entered into an at-the-market equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock, at such times as determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three months ended March 31, 2025 and 2024, MAA did not sell any shares of common stock under its ATM program. As of March 31, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of March 31, 2025, there were 119,976,933 OP Units outstanding, 116,916,381, or 97.4%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 3,060,552 OP Units were Class A OP Units owned by Class A limited partners. As of March 31, 2024, there were 119,860,604 OP Units outstanding, 116,728,052, or 97.4%, of which were owned by MAA and 3,132,552 of which were owned by the Class A limited partners.

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

As of March 31, 2025, a total of 3,060,552 Class A OP Units were outstanding and redeemable for 3,060,552 shares of MAA common stock, with an approximate value of $512.9 million, based on the closing price of MAA’s common stock on March 31, 2025 of $167.58 per share. As of March 31, 2024, a total of 3,132,552 Class A OP Units were outstanding and redeemable for 3,132,552 shares of MAA common stock, with an approximate value of $412.2 million, based on the closing price of MAA’s common stock on March 31, 2024 of $131.58 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of March 31, 2025, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of March 31, 2025, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of March 31, 2025, the Company’s operating leases had a weighted average remaining lease term of approximately 35 years and a weighted average discount rate of approximately 4.6%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2025 (in thousands):

Operating Leases
2025	$2,293
2026	3,093
2027	3,131
2028	1,709
2029	815
Thereafter	54,856
Total minimum lease payments	65,897
Net present value adjustments	(40,225)
Right-of-use lease liabilities	$25,672

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

As of March 31, 2025 and December 31, 2024, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $8.6 million and $11.1 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11. Segment Information

As of March 31, 2025, the Company owned and operated 291 multifamily apartment communities (which does not include development communities under construction) in 16 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Revenues and NOI for each reportable segment for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Revenues:
Same Store
Rental revenues	$515,407	$515,850
Other property revenues	3,418	2,683
Total Same Store revenues	518,825	518,533
Non-Same Store and Other
Rental revenues	30,224	23,966
Other property revenues	246	1,123
Total Non-Same Store and Other revenues	30,470	25,089
Total rental and other property revenues	$549,295	$543,622
Expenses:
Same Store
Real estate taxes	$63,335	$67,867
Personnel	41,584	39,472
Utilities	33,911	32,184
Building repair and maintenance	22,442	21,664
Office operations	9,569	8,441
Insurance	8,437	8,163
Marketing	6,752	6,098
Total Same Store expenses	186,030	183,889
Non-Same Store and Other
Total Non-Same Store and Other expenses	15,323	13,913
Total property operating expenses, excluding depreciation and amortization	$201,353	$197,802
Net Operating Income:
Same Store NOI	$332,795	$334,644
Non-Same Store and Other NOI	15,147	11,176
Total NOI	347,942	345,820
Depreciation and amortization	(152,350)	(143,020)
Property management expenses	(20,578)	(19,995)
General and administrative expenses	(15,619)	(17,045)
Interest expense	(45,161)	(40,361)
Gain (loss) on sale of depreciable real estate assets	71,911	(2)
Other non-operating income	834	23,526
Income tax expense	(1,038)	(1,795)
Income from real estate joint venture	465	482
Net income attributable to noncontrolling interests	(4,733)	(3,861)
Dividends to MAA Series I preferred shareholders	(922)	(922)
Net income available for MAA common shareholders	$180,751	$142,827

Assets for each reportable segment as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Same Store	$9,770,291	$9,840,140
Non-Same Store and Other	1,870,560	1,814,597
Corporate	171,106	157,632
Total assets	$11,811,957	$11,812,369

12. Real Estate Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2025 and 2024, the Company did not acquire any multifamily apartment communities or land parcels.

Dispositions

In March 2025, the Company closed on the dispositions of a 336-unit and a 240-unit multifamily apartment community located in Columbia, South Carolina for net proceeds of approximately $81 million, resulting in gain on the sale of depreciable real estate assets of approximately $72 million. During the three months ended March 31, 2024, the Company did not dispose of any multifamily apartment communities.

During the three months ended March 31, 2025 and 2024, the Company did not dispose of any land parcels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.4% interest as of March 31, 2025. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of March 31, 2025, we owned and operated 291 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of March 31, 2025, we had seven development communities under construction, and 35 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of March 31, 2025.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements do not discuss historical fact, but instead are statements related to expectations, projections, intentions, assumptions and beliefs regarding the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “proforma,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance, achievements or outcomes to be materially different from the future results, performance, achievements or outcomes expressed or implied by such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that the results, performance, achievements or outcomes described in such statements will be achieved.

The following factors, among others, could cause our actual results, performance, achievements or outcomes to differ materially from those expressed or implied in the forward-looking statements:

•
adverse effects on occupancy levels and rental revenues due to unfavorable market and economic conditions;
•
exposure to risks inherent in investments in a single industry and sector;
•
adverse changes in real estate markets, including the extent of future demand for multifamily units in our significant markets, barriers of entry into new markets which we may seek to enter in the future, limitations on our ability to increase or collect rental rates, competition, our ability to identify and consummate attractive acquisitions or development projects on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;
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
•
compliance costs associated with numerous federal, state and local laws and regulations; and
•
other risks identified in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 or in other reports we file with the Securities and Exchange Commission, or the SEC, from time to time.

Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events, circumstances or changes in expectations after the date on which this Quarterly Report on Form 10-Q is filed.

Overview of the Three Months Ended March 31, 2025

For the three months ended March 31, 2025, net income available for MAA common shareholders was $180.8 million as compared to $142.8 million for the three months ended March 31, 2024. Results for the three months ended March 31, 2025 included $71.9 million of gain related to the sale of depreciable real estate assets and $0.4 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. Results for the three months ended March 31, 2024 included $13.1 million of non-cash gain related to the embedded derivative in the MAA Series I preferred shares. Revenues for the three months ended March 31, 2025 increased 1.0% as compared to the three months ended March 31, 2024. Property operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2025 increased by 1.8% as compared to the three months ended March 31, 2024, driven by an 1.2% increase in our Same Store segment and 10.1% increase in our Non-Same Store and Other segment. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended March 31, 2025, revenue for our Same Store segment remained steady, growing 0.1%, as compared to the three months ended March 31, 2024. The slight increase in revenues for our Same Store segment was driven by higher occupancy and improved collections, partially offset by a decrease in average effective rent per unit. The average effective rent per unit for our Same Store segment decreased to an average effective rent per unit of $1,690 for the three months ended March 31, 2025 as compared to $1,699 for the three months ended March 31, 2024. This represents a decrease of 0.6% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the three months ended March 31, 2025, average physical occupancy for our Same Store segment was 95.6%, as compared to 95.3% for the three months ended March 31, 2024. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

As of March 31, 2025, resident turnover for our Same Store segment was 41.5% as compared to 44.4% as of March 31, 2024. Resident turnover represents resident move outs, excluding transfers within the Same Store segment, as a percentage of expiring leases on a trailing twelve-month basis as of the end of the reported period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the U.S. We have multifamily assets in 38 defined markets, with a presence in approximately 150 submarkets and a mixture of garden-style, mid-rise and high-rise communities. This diversity helps to mitigate exposure to economic issues, including supply and demand factors, in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will provide higher performance and lower volatility throughout the full economic cycle.

Demand for apartments in our markets was solid during the first quarter of 2025, as evidenced by stable occupancy, high leasing traffic, low resident turnover and strong collections performance. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration over the long term. We continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent growth on new leases and renewals than what we achieved in the three months ended March 31, 2025. Current elevated supply levels are impacting rent growth performance in certain markets of our portfolio. However, with continued solid demand and the resulting steady absorption of the new supply pipeline, we continue to believe that the decline in new supply deliveries expected throughout 2025 will fuel a strong and quick rebound in rent performance.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. However, overall borrowing costs remain at elevated levels and we expect this trend to continue. As of March 31, 2025, we had $310.0 million of variable rate debt outstanding under our commercial paper program. Our continued exposure to elevated interest rates will be a result of additional variable rate borrowings or refinancing activities.

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

For the three months ended March 31, 2025, we achieved net income available for MAA common shareholders of $180.8 million, a 26.6% increase as compared to the three months ended March 31, 2024, and total revenue growth of $5.7 million, representing an 1.0% increase in property revenues as compared to the three months ended March 31, 2024. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Property Revenues

The following table reflects our property revenues by segment for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three months ended March 31,
	2025	2024	Increase	% Increase
Same Store	$518,825	$518,533	$292	0.1%
Non-Same Store and Other	30,470	25,089	5,381	21.4%
Total	$549,295	$543,622	$5,673	1.0%

The increase in property revenues from the Non-Same Store and Other segment for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily the result of increased revenues from completed development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three months ended March 31,
	2025	2024	Increase	% Increase
Same Store	$186,030	$183,889	$2,141	1.2%
Non-Same Store and Other	15,323	13,913	1,410	10.1%
Total	$201,353	$197,802	$3,551	1.8%

The increase in property operating expenses for our Same Store segment for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by increases in personnel expense of $2.1 million, utilities expense of $1.7 million, office operations expense of $1.1 million, and building repair and maintenance of $0.8 million, partially offset by a decrease in property taxes of $4.5 million. The increase in property operating expenses from the Non-Same Store and Other segment for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily the result of increased expenses from completed development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2025 was $152.4 million, an increase of $9.3 million as compared to the three months ended March 31, 2024. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities and capital spend activities completed after March 31, 2024 in the normal course of business through March 31, 2025.

Other Income and Expenses

Property management expenses for the three months ended March 31, 2025 were $20.6 million, an increase of $0.6 million as compared to the three months ended March 31, 2024. General and administrative expenses for the three months ended March 31, 2025 were $15.6 million, a decrease of $1.4 million as compared to the three months ended March 31, 2024.

Interest expense for the three months ended March 31, 2025 was $45.2 million, an increase of $4.8 million as compared to the three months ended March 31, 2024. The increase was due to an increase in our average outstanding debt balance and an increase of 18 basis points in our effective interest rate, partially offset by an increase in capitalized interest during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Other non-operating income for the three months ended March 31, 2025 was $0.8 million, a decrease of $22.7 million as compared to the three months ended March 31, 2024. The income for the three months ended March 31, 2025 was driven by $0.7 million of net non-cash gain from investments. The income for the three months ended March 31, 2024 was driven by $13.1 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, $5.2 million of net non-cash gain from investments and $5.1 million in net casualty related recoveries.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO attributable to common shareholders and unitholders and Core FFO attributable to common shareholders and unitholders for the three months ended March 31, 2025 and 2024, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,
	2025	2024
Net income available for MAA common shareholders	$180,751	$142,827
Depreciation and amortization of real estate assets	150,991	141,591
(Gain) loss on sale of depreciable real estate assets	(71,911)	2
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	164	155
Net income attributable to noncontrolling interests	4,733	3,861
FFO attributable to common shareholders and unitholders	264,728	288,436
Loss (gain) on embedded derivative in preferred shares (1)	410	(13,092)
Gain on investments, net of tax (1) (2)	(654)	(4,090)
Casualty related (recoveries) charges, net (1)	(222)	(5,085)
Core FFO attributable to common shareholders and unitholders	$264,262	$266,169
(1)
Included in “Other non-operating income” in the Condensed Consolidated Statements of Operations.
(2)
For the three months ended March 31, 2025 and 2024, gain on investments is presented net of tax expense of $0.2 million and $1.1 million, respectively.

Core FFO attributable to common shareholders and unitholders for the three months ended March 31, 2025 was $264.3 million, a decrease of $1.9 million as compared to the three months ended March 31, 2024, primarily as a result of increases in interest expense of $4.8 million, property operating expenses, excluding depreciation and amortization, of $3.6 million, and property management expenses of $0.6 million partially offset by an increase in property revenues of $5.7 million and a decrease in general and administrative expenses of $1.4 million.

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

The following table presents a reconciliation of unsecured notes payable and secured notes payable to net debt as of March 31, 2025 and December 31, 2024, as we believe unsecured notes payable and secured notes payable, combined, is the most directly comparable GAAP measure (dollars in thousands):

	March 31, 2025	December 31, 2024
Unsecured notes payable	$4,681,868	$4,620,690
Secured notes payable	360,298	360,267
Total debt	5,042,166	4,980,957
Cash and cash equivalents	(55,776)	(43,018)
Net debt	$4,986,390	$4,937,939

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the trailing twelve months ended March 31, 2025 and December 31, 2024, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Twelve Months Ended
	March 31, 2025	December 31, 2024
Net income	$580,372	$541,576
Depreciation and amortization	594,946	585,616
Interest expense	173,344	168,544
Income tax expense	4,483	5,240
EBITDA	1,353,145	1,300,976
Gain on sale of depreciable real estate assets	(126,916)	(55,003)
Gain on consolidation of third-party development (1)	(11,239)	(11,239)
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,373	1,363
EBITDAre	1,216,363	1,236,097
Loss on embedded derivative in preferred shares (1)	32,253	18,751
Gain on investments (1)	(3,447)	(7,809)
Casualty related (recoveries) charges, net (1)	(4,463)	(9,326)
Legal costs, settlements and (recoveries), net (1) (2)	9,437	9,437
Adjusted EBITDAre	$1,250,143	$1,247,150
(1)
Included in “Other non-operating income” in the Condensed Consolidated Statements of Operations.
(2)
For the year ended December 31, 2024, in accordance with our accounting policies, we recognized $8.0 million of accrued legal defense costs that are expected to be incurred through July 2027.

Our net debt to Adjusted EBITDAre ratio as of March 31, 2025 was 4.0x, consistent with our net debt to Adjusted EBITDAre ratio as of December 31, 2024. Adjusted EBITDAre increased $3.0 million for the trailing twelve months ended March 31, 2025 as compared to the trailing twelve months ended December 31, 2024, while net debt increased $48.5 million as of March 31, 2025 as compared to December 31, 2024. The increase in Adjusted EBITDAre was primarily due to an increase in property revenues, partially offset by an increase in property operating expenses, excluding depreciation and amortization, while the increase in net debt was primarily due to an increase in unsecured commercial paper, partially offset by an increase in cash and cash equivalents. The increase in unsecured commercial paper was primarily driven by an increase in cash requirements to fund development activities.

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

As of March 31, 2025, we had $1.0 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $196.6 million for the three months ended March 31, 2025, a decrease of $3.6 million as compared to the three months ended March 31, 2024. The decrease in operating cash flows was primarily driven by our operating performance.

Cash Flows from Investing Activities

Net cash used in investing activities was $61.4 million for the three months ended March 31, 2025, a decrease of $31.6 million as compared to the three months ended March 31, 2024. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the three months ended March 31,		(Decrease) Increase
	2025	2024	in Net Cash
Capital improvements and other	$(72,636)	$(52,101)	$(20,535)
Development costs	(66,222)	(45,512)	(20,710)
Proceeds from real estate asset dispositions	81,128	—	81,128
Net proceeds from insurance recoveries	—	5,271	(5,271)

The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment and repositioning activities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in cash outflows for development costs was primarily driven by increased development activity during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in cash inflows from proceeds from real estate asset dispositions resulted from the dispositions of two multifamily communities during the three months ended March 31, 2025 as compared to no dispositions of real estate assets during the three months ended March 31, 2024. The decrease in cash inflows from net proceeds from insurance recoveries was driven by decreased insurance reimbursements received for property and storm-related casualty claims during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities was $122.5 million for the three months ended March 31, 2025, an increase of $28.3 million as compared to the three months ended March 31, 2024. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the three months ended March 31,		Increase (Decrease)
	2025	2024	in Net Cash
Net proceeds from (payments of) commercial paper	$60,000	$(260,000)	$320,000
Proceeds from notes payable	—	346,567	(346,567)
Dividends paid on common shares	(177,107)	(171,570)	(5,537)

The increase in cash inflows related to net proceeds from (payments of) commercial paper resulted from the increase in net borrowings of $60.0 million on our commercial paper program during the three months ended March 31, 2025 as compared to the decrease in net borrowings of 260.0 million on our commercial paper program during the three months ended March 31, 2024. The decrease in cash inflows from proceeds from notes payable resulted from no issuance of unsecured senior notes during the three months ended March 31, 2025 as compared to the issuance of $350.0 million of unsecured senior notes during the three months ended March 31, 2024. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $1.5150 per share during the three months ended March 31, 2025 as compared to the dividend rate of $1.4700 per share during the three months ended March 31, 2024.

Debt

The following schedule reflects our outstanding debt as of March 31, 2025 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,400,000	6.1	3.7%
Variable rate commercial paper program	310,000	0.1	4.6%
Debt issuance costs, discounts and premiums	(28,132)
Total unsecured debt	$4,681,868	5.7	3.8%
Secured debt
Fixed rate property mortgages	$363,293	23.8	4.4%
Debt issuance costs	(2,995)
Total secured debt	$360,298	23.8	4.4%
Total debt	$5,042,166	7.0	3.8%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and premiums, as of March 31, 2025 (dollars in thousands):

	Commercial Paper⁽¹⁾ & Revolving Credit Facility⁽²⁾	Senior Notes	Property Mortgages	Total
2025	$310,000	$399,538	$—	$709,538
2026	—	298,937	—	298,937
2027	—	598,317	—	598,317
2028	—	398,063	—	398,063
2029	—	555,977	—	555,977
2030	—	298,316	—	298,316
2031	—	446,466	—	446,466
2032	—	394,867	—	394,867
2033	—	—	—	—
2034	—	343,965	—	343,965
Thereafter	—	637,422	360,298	997,720
Total	$310,000	$4,371,868	$360,298	$5,042,166
(1)
There was $310.0 million outstanding under MAALP’s unsecured commercial paper program as of March 31, 2025. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the three months ended March 31, 2025, the average daily borrowings outstanding under the commercial paper program were $322.4 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of March 31, 2025.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts and premiums, as of March 31, 2025 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2025	$399,538	4.2%
2026	298,937	1.2%
2027	598,317	3.7%
2028	398,063	4.2%
2029	555,977	3.7%
2030	298,316	3.1%
2031	446,466	1.8%
2032	394,867	5.4%
2033	—	—
2034	343,965	5.1%
Thereafter	997,720	4.2%
Total	$4,732,166	3.8%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP has entered into an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of March 31, 2025, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of March 31, 2025, there were $310.0 million of borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of March 31, 2025, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of March 31, 2025, MAALP had $363.3 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of March 31, 2025, MAA owned 116,916,381 OP Units, comprising a 97.4% limited partnership interest in MAALP, while the remaining 3,060,552 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 3,060,552 shares of its common stock that, as of March 31, 2025, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

MAA has entered into an at-the-market equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the ATM program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock at such times as determined by MAA.

MAA has no obligation to issue shares through the ATM program. During the three months ended March 31, 2025 and 2024, MAA did not sell any shares of common stock under its ATM program. As of March 31, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of March 31, 2025, we had $832.8 million of outstanding debt and debt service obligations payable in the year ending December 31, 2025, including the $400.0 million of publicly issued unsecured senior notes maturing in November 2025, the $310.0 million of commercial paper borrowings due April 2025, and $122.8 million of interest payments on fixed rate debt obligations in the year ending December 31, 2025. For a schedule of the maturity dates of our outstanding debt beyond 2025, see the “Liquidity and Capital Resources - Debt” section above. As of March 31, 2025, we also had obligations to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of March 31, 2025, we had committed to make additional capital contributions totaling up to $26.9 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of March 31, 2025, we had seven development communities under construction totaling 2,312 apartment units once complete. Total expected costs for the seven development projects are $851.5 million, of which $546.5 million had been incurred through March 31, 2025. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2025, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2024. We expect to have additional development projects in the future.

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

For information regarding our material cash requirements as of December 31, 2024, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the three months ended March 31, 2025, we experienced inflationary pressures that drove higher operating expenses, primarily in personnel, utilities, office operations, and building repair and maintenance expenses.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025, for discussions of our critical accounting estimates. During the three months ended March 31, 2025, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of March 31, 2025, 20.1% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and, from time to time, interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of March 31, 2025, 93.9% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As disclosed in Note 10 to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 10 relating to legal proceedings is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
January 1, 2025 - January 31, 2025	8,406	$154.86	—	4,000,000
February 1, 2025 -February 28, 2025	—	$—	—	4,000,000
March 1, 2025 - March 31, 2025	—	$—	—	4,000,000
Total	8,406		—	4,000,000
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)
The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference)

3.2

Fifth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of December 12, 2023 (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023 and incorporated herein by reference)

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference)

3.4

Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

3.5

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference)

10.1

Employment Agreement, effective as of April 1, 2025, by and between Mid-America Apartment Communities, Inc. and H. Eric Bolton, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2025 and incorporated herein by reference)

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 1, 2025	By:	/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	May 1, 2025		/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)