Form 10-Q
period 2025-06-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2025-07-31
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	July 28, 2025
Common Stock, $0.01 par value	117,071,138

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2025 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2025, MAA owned 117,071,410 OP Units (97.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Real estate assets:
Land	$2,105,602	$2,096,912
Buildings and improvements and other	14,468,733	14,160,799
Development and capital improvements in progress	484,955	470,282
	17,059,290	16,727,993
Less: Accumulated depreciation	(5,631,399)	(5,327,584)
	11,427,891	11,400,409
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,662	41,650
Real estate assets, net	11,542,912	11,515,418

Cash and cash equivalents	54,482	43,018
Restricted cash	13,634	13,743
Other assets	224,569	232,426
Assets held for sale	—	7,764
Total assets	$11,835,597	$11,812,369

Liabilities and equity
Liabilities:
Unsecured notes payable, net	$4,687,813	$4,620,690
Secured notes payable, net	360,330	360,267
Accrued expenses and other liabilities	697,054	683,748
Total liabilities	5,745,197	5,664,705

Redeemable common stock	21,135	22,230

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 117,071,410 and 116,883,421 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (1)	1,168	1,166
Additional paid-in capital	7,431,627	7,417,453
Accumulated distributions in excess of net income	(1,535,340)	(1,469,557)
Accumulated other comprehensive loss	(6,110)	(6,940)
Total MAA shareholders’ equity	5,891,354	5,942,131
Noncontrolling interests - OP Units	147,439	155,409
Total Company’s shareholders’ equity	6,038,793	6,097,540
Noncontrolling interests - consolidated real estate entities	30,472	27,894
Total equity	6,069,265	6,125,434
Total liabilities and equity	$11,835,597	$11,812,369
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 are 142,797 and 143,822, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Rental and other property revenues	$549,902	$546,435	$1,099,197	$1,090,057
Expenses:
Operating expenses, excluding real estate taxes and insurance	132,465	126,213	257,420	244,412
Real estate taxes and insurance	82,189	79,583	158,587	159,186
Depreciation and amortization	153,521	145,022	305,871	288,042
Total property operating expenses	368,175	350,818	721,878	691,640
Property management expenses	17,511	17,201	38,089	37,196
General and administrative expenses	12,813	12,671	28,432	29,716
Interest expense	45,111	41,265	90,272	81,626
Loss (gain) on sale of depreciable real estate assets	69	23	(71,842)	25
Other non-operating (income) expense	(4,722)	19,244	(5,556)	(4,282)
Income before income tax expense	110,945	105,213	297,924	254,136
Income tax expense	(600)	(1,020)	(1,638)	(2,815)
Income from continuing operations before real estate joint venture activity	110,345	104,193	296,286	251,321
Income from real estate joint venture	530	469	995	951
Net income	110,875	104,662	297,281	252,272
Net income attributable to noncontrolling interests	2,748	2,709	7,481	6,570
Net income available for shareholders	108,127	101,953	289,800	245,702
Dividends to MAA Series I preferred shareholders	922	922	1,844	1,844
Net income available for MAA common shareholders	$107,205	$101,031	$287,956	$243,858

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.92	$0.86	$2.46	$2.09

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.92	$0.86	$2.46	$2.09

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$110,875	$104,662	$297,281	$252,272
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	429	503	858	1,020
Total comprehensive income	111,304	105,165	298,139	253,292
Less: Comprehensive income attributable to noncontrolling interests	(2,765)	(2,724)	(7,509)	(6,601)
Comprehensive income attributable to MAA	$108,539	$102,441	$290,630	$246,691

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2025	2024
Net income	$297,281	$252,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,208	288,435
(Gain) loss on sale of depreciable real estate assets	(71,842)	25
Gain on embedded derivative in preferred shares	(1,283)	(3,806)
Stock compensation expense	8,727	9,273
Amortization of debt issuance costs, discounts and premiums	3,242	3,055
Gain on investments	(413)	(4,314)
Net change in operating accounts and other operating activities	8,147	4,687
Net cash provided by operating activities	550,067	549,627

Cash flows from investing activities:
Purchases of real estate and other assets	(8,690)	(91,846)
Capital improvements and other	(161,541)	(141,775)
Development costs	(145,358)	(111,108)
Distributions from real estate joint venture	—	224
Contributions to affiliates	(7,425)	(1,124)
Proceeds from sale of marketable equity securities	—	6,729
Proceeds from real estate asset dispositions	81,128	—
Net proceeds from insurance recoveries	3,564	9,072
Net cash used in investing activities	(238,322)	(329,828)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	65,000	(179,000)
Proceeds from notes payable	—	744,551
Principal payments on notes payable	—	(400,000)
Payment of deferred financing costs	—	(7,150)
Distributions to noncontrolling interests	(9,297)	(9,191)
Dividends paid on common shares	(354,284)	(343,304)
Dividends paid on preferred shares	(1,844)	(1,844)
Proceeds from issuances of common shares	729	616
Net change in other financing activities	(694)	(3,068)
Net cash used in financing activities	(300,390)	(198,390)

Net increase in cash, cash equivalents and restricted cash	11,355	21,409
Cash, cash equivalents and restricted cash, beginning of period	56,761	55,091
Cash, cash equivalents and restricted cash, end of period	$68,116	$76,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$54,482	$62,831
Restricted cash	13,634	13,669
Total cash, cash equivalents and restricted cash	$68,116	$76,500

Supplemental information:
Interest paid	$87,696	$74,766
Income taxes paid	141	3,181
Non-cash transactions:
Distributions on common shares/units declared and accrued	$181,832	$176,329
Accrued construction in progress	41,738	35,993
Interest capitalized	10,153	7,140
Conversion of OP Units to shares of common stock	6,368	2,603

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30, 2025	December 31, 2024
Assets
Real estate assets:
Land	$2,105,602	$2,096,912
Buildings and improvements and other	14,468,733	14,160,799
Development and capital improvements in progress	484,955	470,282
	17,059,290	16,727,993
Less: Accumulated depreciation	(5,631,399)	(5,327,584)
	11,427,891	11,400,409
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,662	41,650
Real estate assets, net	11,542,912	11,515,418

Cash and cash equivalents	54,482	43,018
Restricted cash	13,634	13,743
Other assets	224,569	232,426
Assets held for sale	—	7,764
Total assets	$11,835,597	$11,812,369

Liabilities and capital
Liabilities:
Unsecured notes payable, net	$4,687,813	$4,620,690
Secured notes payable, net	360,330	360,267
Accrued expenses and other liabilities	697,054	683,748
Due to general partner	19	19
Total liabilities	5,745,216	5,664,724

Redeemable common units	21,135	22,230

Operating Partnership capital:
Preferred units, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of June 30, 2025 and December 31, 2024, respectively	66,840	66,840
General partner, 117,071,410 and 116,883,421 OP Units outstanding as of June 30, 2025 and December 31, 2024, respectively (1)	5,830,701	5,882,336
Limited partners, 2,949,657 and 3,075,552 OP Units outstanding as of June 30, 2025 and December 31, 2024, respectively (1)	147,439	155,409
Accumulated other comprehensive loss	(6,206)	(7,064)
Total operating partners’ capital	6,038,774	6,097,521
Noncontrolling interests - consolidated real estate entities	30,472	27,894
Total equity	6,069,246	6,125,415
Total liabilities and equity	$11,835,597	$11,812,369
(1)
Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 are 142,797 and 143,822, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Rental and other property revenues	$549,902	$546,435	$1,099,197	$1,090,057
Expenses:
Operating expenses, excluding real estate taxes and insurance	132,465	126,213	257,420	244,412
Real estate taxes and insurance	82,189	79,583	158,587	159,186
Depreciation and amortization	153,521	145,022	305,871	288,042
Total property operating expenses	368,175	350,818	721,878	691,640
Property management expenses	17,511	17,201	38,089	37,196
General and administrative expenses	12,813	12,671	28,432	29,716
Interest expense	45,111	41,265	90,272	81,626
Loss (gain) on sale of depreciable real estate assets	69	23	(71,842)	25
Other non-operating (income) expense	(4,722)	19,244	(5,556)	(4,282)
Income before income tax expense	110,945	105,213	297,924	254,136
Income tax expense	(600)	(1,020)	(1,638)	(2,815)
Income from continuing operations before real estate joint venture activity	110,345	104,193	296,286	251,321
Income from real estate joint venture	530	469	995	951
Net income	110,875	104,662	297,281	252,272
Distributions to MAALP Series I preferred unitholders	922	922	1,844	1,844
Net income available for MAALP common unitholders	$109,953	$103,740	$295,437	$250,428

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.92	$0.86	$2.46	$2.09

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.92	$0.86	$2.46	$2.09

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$110,875	$104,662	$297,281	$252,272
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	429	503	858	1,020
Comprehensive income attributable to MAALP	$111,304	$105,165	$298,139	$253,292

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2025	2024
Net income	$297,281	$252,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,208	288,435
(Gain) loss on sale of depreciable real estate assets	(71,842)	25
Gain on embedded derivative in preferred shares	(1,283)	(3,806)
Stock compensation expense	8,727	9,273
Amortization of debt issuance costs, discounts and premiums	3,242	3,055
Gain on investments	(413)	(4,314)
Net change in operating accounts and other operating activities	8,147	4,687
Net cash provided by operating activities	550,067	549,627

Cash flows from investing activities:
Purchases of real estate and other assets	(8,690)	(91,846)
Capital improvements and other	(161,541)	(141,775)
Development costs	(145,358)	(111,108)
Distributions from real estate joint venture	—	224
Contributions to affiliates	(7,425)	(1,124)
Proceeds from sale of marketable equity securities	—	6,729
Proceeds from real estate asset dispositions	81,128	—
Net proceeds from insurance recoveries	3,564	9,072
Net cash used in investing activities	(238,322)	(329,828)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	65,000	(179,000)
Proceeds from notes payable	—	744,551
Principal payments on notes payable	—	(400,000)
Payment of deferred financing costs	—	(7,150)
Distributions paid on common units	(363,581)	(352,495)
Distributions paid on preferred units	(1,844)	(1,844)
Proceeds from issuances of common units	729	616
Net change in other financing activities	(694)	(3,068)
Net cash used in financing activities	(300,390)	(198,390)

Net increase in cash, cash equivalents and restricted cash	11,355	21,409
Cash, cash equivalents and restricted cash, beginning of period	56,761	55,091
Cash, cash equivalents and restricted cash, end of period	$68,116	$76,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$54,482	$62,831
Restricted cash	13,634	13,669
Total cash, cash equivalents and restricted cash	$68,116	$76,500

Supplemental information:
Interest paid	$87,696	$74,766
Income taxes paid	141	3,181
Non-cash transactions:
Distributions on common units declared and accrued	$181,832	$176,329
Accrued construction in progress	41,738	35,993
Interest capitalized	10,153	7,140

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

As of June 30, 2025, MAA owned 117,071,410 OP Units (or 97.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

Management believes combining the notes to the condensed consolidated financial statements of MAA and the Operating Partnership results in the following benefits:

•
enhances investors’ understanding of MAA and the Operating Partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;
•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in these accompanying notes applies to both MAA and the Operating Partnership; and
•
creates time and cost efficiencies through the preparation of one combined set of notes instead of two separate sets.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of June 30, 2025, the Company owned and operated 291 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of June 30, 2025, the Company also had eight development communities under construction, totaling 2,648 apartment units once complete, and development costs of $616.3 million had been incurred through June 30, 2025 with respect to those development communities. The Company expects to complete two of these developments in 2025, four in 2026, one in 2027, and one in 2028. As of June 30, 2025, 35 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of June 30, 2025.

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

Noncontrolling Interests

As of June 30, 2025, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of June 30, 2025, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $508.9 million, and consolidated liabilities were $26.0 million, net of eliminations. As of December 31, 2024, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $432.2 million, and consolidated liabilities were $27.1 million, net of eliminations.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture, as well as six technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $41.7 million as of June 30, 2025 and December 31, 2024, and is included in “Investment in real estate joint venture” in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of June 30, 2025 and December 31, 2024, the Company’s investments in the limited partnerships were $71.3 million and $62.2 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at the estimated fair value, recognized in “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended June 30, 2025 and 2024, the Company recognized $0.1 million of expense and $0.3 million of income, respectively, from its investments in the limited partnerships. During the six months ended June 30, 2025 and 2024, the Company recognized $1.6 million and $8.5 million of income, respectively, from its investments in the limited partnerships. As of June 30, 2025, the Company was committed to make additional capital contributions totaling $23.2 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets, with any related gains and losses, including realized and unrealized gains and losses, recognized in “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the Company’s investment in the marketable equity securities was $1.9 million and $3.3 million, respectively. During the three months ended June 30, 2024, the Company sold a portion of the marketable equity securities for net proceeds of $6.7 million and a net realized gain on sale of $5.6 million. In addition, during the three months ended June 30, 2025 and 2024, the Company recognized $0.4 million and $1.2 million of expense, respectively, from its investment in marketable equity securities. During the six months ended June 30, 2025 and 2024, the Company recognized $1.4 million and $4.2 million of expense, respectively, from its investment in marketable equity securities.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of June 30, 2025 and December 31, 2024, right-of-use assets recorded within “Other assets” totaled $39.3 million and $40.5 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $25.2 million and $26.1 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the periods ended June 30, 2025 and 2024 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2025 and 2024 was also immaterial. See Note 10 for additional disclosures regarding leases.

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of acquired real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets, if applicable, and to its valuation and disclosure of the fair value of financial instruments, which primarily consists of marketable equity securities, indebtedness and derivative instruments. Fair value disclosures required under ASC Topic 820 for the Company’s financial instruments as well as the Company’s derivative accounting policies are summarized in Note 7 utilizing the following hierarchy:

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

For the three and six months ended June 30, 2025, MAA’s diluted earnings per share was computed using the treasury stock method, and for the three and six months ended June 30, 2024, MAA’s diluted earnings per share was computed using the two-class method, as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Calculation of Earnings per common share - basic
Net income	$110,875	$104,662	$297,281	$252,272
Net income attributable to noncontrolling interests	(2,748)	(2,709)	(7,481)	(6,570)
Unvested restricted shares (allocation of earnings)	(59)	(47)	(156)	(111)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$107,146	$100,984	$287,800	$243,747

Weighted average common shares - basic	116,976	116,783	116,908	116,727
Earnings per common share - basic	$0.92	$0.86	$2.46	$2.09

Calculation of Earnings per common share - diluted
Net income	$110,875	$104,662	$297,281	$252,272
Net income attributable to noncontrolling interests (1)	(2,748)	(2,709)	(7,481)	(6,570)
Unvested restricted shares (allocation of earnings)	—	(47)	—	(111)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$107,205	$100,984	$287,956	$243,747

Weighted average common shares - basic	116,976	116,783	116,908	116,727
Effect of dilutive securities	187	—	241	—
Weighted average common shares - diluted	117,163	116,783	117,149	116,727
Earnings per common share - diluted	$0.92	$0.86	$2.46	$2.09
(1)
For the three and six months ended June 30, 2025 and 2024, 3.0 million OP Units and 3.1 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

For the three and six months ended June 30, 2025, MAALP’s diluted earnings per common unit was computed using the treasury stock method, and for the three and six months ended June 30, 2024, MAALP’s diluted earnings per common unit was computed using the two-class method, as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Calculation of Earnings per common unit - basic
Net income	$110,875	$104,662	$297,281	$252,272
Unvested restricted units (allocation of earnings)	(59)	(47)	(156)	(111)
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$109,894	$103,693	$295,281	$250,317

Weighted average common units - basic	119,950	119,888	119,932	119,848
Earnings per common unit - basic	$0.92	$0.86	$2.46	$2.09

Calculation of Earnings per common unit - diluted
Net income	$110,875	$104,662	$297,281	$252,272
Unvested restricted units (allocation of earnings)	—	(47)	—	(111)
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$109,953	$103,693	$295,437	$250,317

Weighted average common units - basic	119,950	119,888	119,932	119,848
Effect of dilutive securities	187	—	241	—
Weighted average common units - diluted	120,137	119,888	120,173	119,848
Earnings per common unit - diluted	$0.92	$0.86	$2.46	$2.09

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2025	$9	$1,166	$7,422,913	$(1,467,858)	$(6,522)	$154,810	$28,952	$6,133,470
Net income	—	—	—	108,127	—	2,748	—	110,875
Other comprehensive income - derivative instruments	—	—	—	—	412	17	—	429
Issuance and registration of common shares	—	1	(1,107)	—	—	—	—	(1,106)
Shares repurchased and retired	—		(1,769)	—	—	—	—	(1,769)
Shares issued in exchange for common units	—	1	5,608	—	—	(5,609)	—	—
Shares issued in exchange for redeemable stock	—	—	2,109	—	—	—	—	2,109
Redeemable stock fair market value adjustment	—	—	—	2,724	—	—	—	2,724
Adjustment for noncontrolling interests in Operating Partnership	—	—	58	—	—	(58)	—	—
Amortization of unearned compensation	—	—	3,815	—	—	—	—	3,815
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.5150 per share)	—	—	—	(177,411)	—	—	—	(177,411)
Distributions on noncontrolling interests units ($1.5150 per unit)	—	—	—	—	—	(4,469)	—	(4,469)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,520	1,520
EQUITY BALANCE JUNE 30, 2025	$9	$1,168	$7,431,627	$(1,535,340)	$(6,110)	$147,439	$30,472	$6,069,265

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2024	$9	$1,168	$7,406,189	$(1,326,654)	$(8,263)	$161,909	$23,032	$6,257,390
Net income	—	—	—	101,953	—	2,709	—	104,662
Other comprehensive income - derivative instruments	—	—	—	—	488	15	—	503
Issuance and registration of common shares	—	2	(892)	—	—	—	—	(890)
Shares repurchased and retired	—	(1)	(4,131)	—	—	—	—	(4,132)
Shares issued in exchange for common units	—	1	2,008	—	—	(2,009)	—	—
Shares issued in exchange for redeemable stock	—	(4)	2,073	—	—	—	—	2,069
Redeemable stock fair market value adjustment	—	—	—	(1,445)	—	—	—	(1,445)
Adjustment for noncontrolling interests in Operating Partnership	—	—	206	—	—	(206)	—	—
Amortization of unearned compensation	—	—	3,805	—	—	—	—	3,805
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.4700 per share)	—	—	—	(171,925)	—	—	—	(171,925)
Distributions on noncontrolling interests units ($1.4700 per unit)	—	—	—	—	—	(4,513)	—	(4,513)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,630	1,630
EQUITY BALANCE JUNE 30, 2024	$9	$1,166	$7,409,258	$(1,398,993)	$(7,775)	$157,905	$24,662	$6,186,232

Changes in MAA’s total equity and its components for the six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2024	$9	$1,166	$7,417,453	$(1,469,557)	$(6,940)	$155,409	$27,894	$6,125,434
Net income	—	—	—	289,800	—	7,481	—	297,281
Other comprehensive income - derivative instruments	—	—	—	—	830	28	—	858
Issuance and registration of common shares	—	1	(950)	—	—	—	—	(949)
Shares repurchased and retired	—		(3,071)	—	—	—	—	(3,071)
Exercise of stock options	—	—	38	—	—	—	—	38
Shares issued in exchange for common units	—	1	6,367	—	—	(6,368)	—	—
Shares issued in exchange for redeemable stock	—	—	2,109	—	—	—	—	2,109
Redeemable stock fair market value adjustment	—	—	—	829	—	—	—	829
Adjustment for noncontrolling interests in Operating Partnership	—	—	5	—	—	(5)	—	—
Amortization of unearned compensation	—	—	9,676	—	—	—	—	9,676
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($3.0300 per share)	—	—	—	(354,568)	—	—	—	(354,568)
Distributions on noncontrolling interests units ($3.0300 per unit)	—	—	—	—	—	(9,106)	—	(9,106)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,578	2,578
EQUITY BALANCE JUNE 30, 2025	$9	$1,168	$7,431,627	$(1,535,340)	$(6,110)	$147,439	$30,472	$6,069,265

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2023	$9	$1,168	$7,399,921	$(1,298,263)	$(8,764)	$163,128	$22,756	$6,279,955
Net income	—	—	—	245,702	—	6,570	—	252,272
Other comprehensive income - derivative instruments	—	—	—	—	989	31	—	1,020
Issuance and registration of common shares	—	2	(799)	—	—	—	—	(797)
Shares repurchased and retired	—	(1)	(4,973)	—	—	—	—	(4,974)
Shares issued in exchange for common units	—	1	2,602	—	—	(2,603)	—	—
Shares issued in exchange for redeemable stock	—	(4)	2,073	—	—	—	—	2,069
Redeemable stock fair market value adjustment	—	—	—	(1,043)	—	—	—	(1,043)
Adjustment for noncontrolling interests in Operating Partnership	—	—	104	—	—	(104)	—	—
Amortization of unearned compensation	—	—	10,330	—	—	—	—	10,330
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($2.9400 per share)	—	—	—	(343,545)	—	—	—	(343,545)
Distributions on noncontrolling interests units ($2.9400 per unit)	—	—	—	—	—	(9,117)	—	(9,117)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,906	1,906
EQUITY BALANCE JUNE 30, 2024	$9	$1,166	$7,409,258	$(1,398,993)	$(7,775)	$157,905	$24,662	$6,186,232

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2025	$5,889,484	$154,810	$66,840	$(6,635)	$28,952	$6,133,451
Net income	107,205	2,748	922	—	—	110,875
Other comprehensive income - derivative instruments	—	—	—	429	—	429
Issuance of units	(1,106)	—	—	—	—	(1,106)
Units repurchased and retired	(1,769)	—	—	—	—	(1,769)
General partner units issued in exchange for limited partner units	5,609	(5,609)	—	—	—	—
Units issued in exchange for redeemable stock	2,109	—	—	—	—	2,109
Redeemable units fair market value adjustment	2,724	—	—	—	—	2,724
Adjustment for limited partners’ capital at redemption value	41	(41)	—	—	—	—
Amortization of unearned compensation	3,815	—	—	—	—	3,815
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.5150 per unit)	(177,411)	(4,469)	—	—	—	(181,880)
Contribution from noncontrolling interest	—	—	—	—	1,520	1,520
CAPITAL BALANCE JUNE 30, 2025	$5,830,701	$147,439	$66,840	$(6,206)	$30,472	$6,069,246

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2024	$6,014,015	$161,909	$66,840	$(8,425)	$23,032	$6,257,371
Net income	101,031	2,709	922	—	—	104,662
Other comprehensive income - derivative instruments	—	—	—	503	—	503
Issuance of units	(890)	—	—	—	—	(890)
Units repurchased and retired	(4,132)	—	—	—	—	(4,132)
General partner units issued in exchange for limited partner units	2,009	(2,009)	—	—	—	—
Units issued in exchange for redeemable stock	2,069	—	—	—	—	2,069
Redeemable units fair market value adjustment	(1,445)	—	—	—	—	(1,445)
Adjustment for limited partners’ capital at redemption value	191	(191)	—	—	—	—
Amortization of unearned compensation	3,805	—	—	—	—	3,805
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.4700 per unit)	(171,925)	(4,513)	—	—	—	(176,438)
Contribution from noncontrolling interest	—	—	—	—	1,630	1,630
CAPITAL BALANCE JUNE 30, 2024	$5,944,728	$157,905	$66,840	$(7,922)	$24,662	$6,186,213

Changes in MAALP’s total capital and its components for the six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2024	$5,882,336	$155,409	$66,840	$(7,064)	$27,894	$6,125,415
Net income	287,956	7,481	1,844	—	—	297,281
Other comprehensive income - derivative instruments	—	—	—	858	—	858
Issuance of units	(949)	—	—	—	—	(949)
Units repurchased and retired	(3,071)	—	—	—	—	(3,071)
Exercise of unit options	38	—	—	—	—	38
General partner units issued in exchange for limited partner units	6,368	(6,368)	—	—	—	—
Units issued in exchange for redeemable stock	2,109	—	—	—	—	2,109
Redeemable units fair market value adjustment	829	—	—	—	—	829
Adjustment for limited partners’ capital at redemption value	(23)	23	—	—	—	—
Amortization of unearned compensation	9,676	—	—	—	—	9,676
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($3.0300 per unit)	(354,568)	(9,106)	—	—	—	(363,674)
Contribution from noncontrolling interest	—	—	—	—	2,578	2,578
CAPITAL BALANCE JUNE 30, 2025	$5,830,701	$147,439	$66,840	$(6,206)	$30,472	$6,069,246

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2023	$6,036,154	$163,128	$66,840	$(8,942)	$22,756	$6,279,936
Net income	243,858	6,570	1,844	—	—	252,272
Other comprehensive income - derivative instruments	—	—	—	1,020	—	1,020
Issuance of units	(797)	—	—	—	—	(797)
Units repurchased and retired	(4,974)	—	—	—	—	(4,974)
General partner units issued in exchange for limited partner units	2,603	(2,603)	—	—	—	—
Units issued in exchange for redeemable stock	2,069	—	—	—	—	2,069
Redeemable units fair market value adjustment	(1,043)	—	—	—	—	(1,043)
Adjustment for limited partners’ capital at redemption value	73	(73)	—	—	—	—
Amortization of unearned compensation	10,330	—	—	—	—	10,330
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($2.9400 per unit)	(343,545)	(9,117)	—	—	—	(352,662)
Contribution from noncontrolling interest	—	—	—	—	1,906	1,906
CAPITAL BALANCE JUNE 30, 2024	$5,944,728	$157,905	$66,840	$(7,922)	$24,662	$6,186,213

6. Borrowings

The following table summarizes the Company’s outstanding debt as of June 30, 2025 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,400,000	3.7%	5/9/2031
Variable rate commercial paper program	315,000	4.7%	7/6/2025
Debt issuance costs, discounts and premiums	(27,187)
Total unsecured debt	$4,687,813	3.8%
Secured debt
Fixed rate property mortgages	$363,293	4.4%	1/26/2049
Debt issuance costs	(2,963)
Total secured debt	$360,330	4.4%
Total outstanding debt	$5,048,143	3.8%

Unsecured Revolving Credit Facility

MAALP has entered into an unsecured revolving credit facility, with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of June 30, 2025, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of June 30, 2025, MAALP had $315.0 million of borrowings outstanding under the commercial paper program. For the three months ended June 30, 2025, the average daily borrowings outstanding under the commercial paper program were $301.6 million.

Unsecured Senior Notes

As of June 30, 2025, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2031.

Secured Property Mortgages

As of June 30, 2025, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

Upcoming Debt Obligations

As of June 30, 2025, MAALP’s debt obligations over the next 12 months consist of approximately $715 million of principal obligations, including $315.0 million of commercial paper borrowings due July 2025 and $400.0 million of unsecured senior notes due November 2025.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of June 30, 2025 and December 31, 2024 totaled $4.7 billion for each time period and had estimated fair values of $4.5 billion and $4.4 billion (excluding prepayment penalties) as of June 30, 2025 and December 31, 2024, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of June 30, 2025 and December 31, 2024 totaled $315.0 million and $250.0 million, respectively, and the variable rate debt had estimated fair values of $315.0 million and $250.0 million as of June 30, 2025 and December 31, 2024, respectively. The fair values of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 30, 2025, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company may use various inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA, treasury rates and trading data available of prices of the preferred shares, to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating (income) expense” in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the fair value of the embedded derivative was $14.4 million and $13.2 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of June 30, 2025 and December 31, 2024 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of June 30, 2025, the Company had $6.2 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.6 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2025	2024
Terminated interest rate swaps	Interest expense	$(429)	$(503)
		Six months ended June 30,
		2025	2024
Terminated interest rate swaps	Interest expense	$(858)	$(1,020)

		Gain (Loss) Recognized in Earnings on Derivative
	Location of Gain (Loss) Recognized	Three months ended June 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2025	2024
Preferred stock embedded derivative	Other non-operating (income) expense	$1,693	$(9,286)

		Six months ended June 30,
		2025	2024
Preferred stock embedded derivative	Other non-operating (income) expense	$1,283	$3,806

8. Shareholders’ Equity of MAA

As of June 30, 2025, 117,071,410 shares of common stock of MAA and 2,949,657 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 120,021,067 common shares and units. As of June 30, 2024, 116,858,044 shares of common stock of MAA and 3,093,707 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,951,751 common shares and units.

Preferred Stock

As of June 30, 2025, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

At-the-Market Share Offering Program

MAA has entered into an at-the-market equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock, at such times as determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three and six months ended June 30, 2025 and 2024, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of June 30, 2025, there were 120,021,067 OP Units outstanding, 117,071,410, or 97.5%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 2,949,657 OP Units were Class A OP Units owned by Class A limited partners. As of June 30, 2024, there were 119,951,751 OP Units outstanding, 116,858,044, or 97.4%, of which were owned by MAA and 3,093,707 of which were owned by the Class A limited partners.

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

As of June 30, 2025, a total of 2,949,657 Class A OP Units were outstanding and redeemable for 2,949,657 shares of MAA common stock, with an approximate value of $436.6 million, based on the closing price of MAA’s common stock on June 30, 2025 of $148.01 per share. As of June 30, 2024, a total of 3,093,707 Class A OP Units were outstanding and redeemable for 3,093,707 shares of MAA common stock, with an approximate value of $441.2 million, based on the closing price of MAA’s common stock on June 30, 2024 of $142.61 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of June 30, 2025, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of June 30, 2025, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of approximately 35 years and a weighted average discount rate of approximately 4.6%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2025 (in thousands):

Operating Leases
2025	$1,533
2026	3,093
2027	3,131
2028	1,709
2029	815
Thereafter	54,856
Total minimum lease payments	65,137
Net present value adjustments	(39,899)
Right-of-use lease liabilities	$25,238

Legal Proceedings

In late 2022 and early 2023, approximately 28 putative class action lawsuits were filed against RealPage, Inc., along with over 50 of the largest owners and operators of apartment communities in the country, including the Company (the “RealPage Litigation”), alleging that RealPage and lessors of multifamily residential real estate conspired to artificially inflate the prices of multifamily residential real estate above competitive levels through the use of RealPage’s revenue management software. The plaintiffs are seeking monetary damages and attorneys’ fees and costs and injunctive relief. The Company believes the RealPage Litigation is without merit as it pertains to the Company and plans to vigorously defend the RealPage Litigation. On April 10, 2023, the Joint Panel on Multidistrict Litigation issued an order centralizing the cases in the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated pretrial proceedings. Another lawsuit alleging violations of the District of Columbia’s antitrust laws and seeking similar relief was filed in the Superior Court of the District of Columbia in November 2023 by the District of Columbia against RealPage, Inc. and a number of large apartment community owners and operators, including the Company. The Company believes there are defenses, both factual and legal, to the allegations in these various proceedings and the Company plans to vigorously defend itself. As these proceedings are ongoing, it is not possible for the Company to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. While the Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, the Company cannot give assurance that the proceedings will not have a material effect on its results of operations.

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

As of June 30, 2025 and December 31, 2024, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $6.7 million and $11.1 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11. Segment Information

As of June 30, 2025, the Company owned and operated 291 multifamily apartment communities (which does not include development communities under construction) in 16 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Revenues and NOI for each reportable segment for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Same Store
Rental revenues	$514,756	$517,114	$1,030,163	$1,032,963
Other property revenues	4,199	3,306	7,617	5,990
Total Same Store revenues	518,955	520,420	1,037,780	1,038,953
Non-Same Store and Other
Rental revenues	30,195	25,677	60,418	49,644
Other property revenues	752	338	999	1,460
Total Non-Same Store and Other revenues	30,947	26,015	61,417	51,104
Total rental and other property revenues	$549,902	$546,435	$1,099,197	$1,090,057
Expenses:
Same Store
Real estate taxes	$69,020	$67,956	$132,355	$135,823
Personnel	43,249	41,264	84,833	80,736
Utilities	33,616	32,219	67,527	64,403
Building repair and maintenance	27,151	26,138	49,593	47,802
Office operations	9,311	8,435	18,880	16,876
Marketing	8,521	7,981	15,273	14,079
Insurance	8,475	8,117	16,912	16,280
Total Same Store expenses	199,343	192,110	385,373	375,999
Non-Same Store and Other
Total Non-Same Store and Other expenses	15,311	13,686	30,634	27,599
Total property operating expenses, excluding depreciation and amortization	$214,654	$205,796	$416,007	$403,598
Net Operating Income:
Same Store NOI	$319,612	$328,310	$652,407	$662,954
Non-Same Store and Other NOI	15,636	12,329	30,783	23,505
Total NOI	335,248	340,639	683,190	686,459
Depreciation and amortization	(153,521)	(145,022)	(305,871)	(288,042)
Property management expenses	(17,511)	(17,201)	(38,089)	(37,196)
General and administrative expenses	(12,813)	(12,671)	(28,432)	(29,716)
Interest expense	(45,111)	(41,265)	(90,272)	(81,626)
(Loss) gain on sale of depreciable real estate assets	(69)	(23)	71,842	(25)
Other non-operating income (expense)	4,722	(19,244)	5,556	4,282
Income tax expense	(600)	(1,020)	(1,638)	(2,815)
Income from real estate joint venture	530	469	995	951
Net income attributable to noncontrolling interests	(2,748)	(2,709)	(7,481)	(6,570)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders	$107,205	$101,031	$287,956	$243,858

Assets for each reportable segment as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Same Store	$9,713,459	$9,840,140
Non-Same Store and Other	1,943,122	1,814,597
Corporate	179,016	157,632
Total assets	$11,835,597	$11,812,369

12. Real Estate Acquisitions and Dispositions

Acquisitions

In June 2025, the Company acquired a 19-acre land parcel in Charleston, South Carolina for approximately $9 million. During the six months ended June 30, 2025, the Company did not acquire any multifamily apartment communities.

In May 2024, the Company closed on the acquisition of a 306-unit multifamily apartment community located in Raleigh, North Carolina for approximately $81 million. In April 2024, the Company also acquired a 13-acre land parcel in Phoenix, Arizona for approximately $11 million.

Dispositions

In March 2025, the Company closed on the dispositions of a 336-unit and a 240-unit multifamily apartment community located in Columbia, South Carolina for net proceeds of approximately $81 million, resulting in gain on the sale of depreciable real estate assets of approximately $72 million. During the six months ended June 30, 2025, the Company did not dispose of any land parcels.

During the six months ended June 30, 2024, the Company did not dispose of any multifamily apartment communities or land parcels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.5% interest as of June 30, 2025. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of June 30, 2025, we owned and operated 291 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of June 30, 2025, we had eight development communities under construction, and 35 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of June 30, 2025.

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

Overview of the Three Months Ended June 30, 2025

For the three months ended June 30, 2025, net income available for MAA common shareholders was $107.2 million as compared to $101.0 million for the three months ended June 30, 2024. Results for the three months ended June 30, 2025 included $3.3 million of net casualty related recoveries, $1.7 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $0.3 million of non-cash loss from investments. Results for the three months ended June 30, 2024 included $9.3 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, $8.0 million of accrued legal defense costs and $0.9 million of non-cash loss from investments. Revenues for the three months ended June 30, 2025 increased 0.6% as compared to the three months ended June 30, 2024. Property operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2025 increased by 4.3% as compared to the three months ended June 30, 2024. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended June 30, 2025, change in revenue for our Same Store segment continued to be primarily driven by average effective rent per unit. The average effective rent per unit for our Same Store segment decreased to an average effective rent per unit of $1,690 for the three months ended June 30, 2025 as compared to $1,699 for the three months ended June 30, 2024. This represents a decrease of 0.5% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the three months ended June 30, 2025, average physical occupancy for our Same Store segment was 95.4%, consistent with the three months ended June 30, 2024. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

As of June 30, 2025, resident turnover for our Same Store segment was 41.0% as compared to 43.5% as of June 30, 2024. Resident turnover represents resident move outs, excluding transfers within the Same Store segment, as a percentage of expiring leases on a trailing twelve-month basis as of the end of the reported period.

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

Demand for apartments in our markets was strong during the second quarter of 2025, as evidenced by robust renewal pricing, solid traffic patterns and lead volumes along with stable occupancy and low resident turnover. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation and in-migration over the long term. We continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent growth on new leases and renewals than what we achieved in the three and six months ended June 30, 2025. New supply delivering into several of our markets continues to be absorbed in a steady manner as the demand for apartment housing remains strong. We continue to believe that we will begin to see a decline in new apartment deliveries over the back half of this year and into 2026.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. However, overall borrowing costs remain at elevated levels and we expect this trend to continue. As of June 30, 2025, we had $315.0 million of variable rate debt outstanding under our commercial paper program. Our continued exposure to elevated interest rates will be a result of additional variable rate borrowings or future financing activities.

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

For the three months ended June 30, 2025, we achieved net income available for MAA common shareholders of $107.2 million, a 6.1% increase as compared to the three months ended June 30, 2024, and total revenue growth of $3.5 million, representing a 0.6% increase in property revenues as compared to the three months ended June 30, 2024. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Property Revenues

The following table reflects our property revenues by segment for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three months ended June 30,
	2025	2024	Increase (decrease)	% Change
Same Store	$518,955	$520,420	$(1,465)	(0.3)%
Non-Same Store and Other	30,947	26,015	4,932	19.0%
Total	$549,902	$546,435	$3,467	0.6%

The Same Store segment generated a 0.3% decrease in revenues for the three months ended June 30, 2025, primarily the result of average effective rent per unit decrease of 0.5% as compared to the three months ended June 30, 2024. The increase in property revenues from the Non-Same Store and Other segment for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily the result of increased revenues from completed units in development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three months ended June 30,
	2025	2024	Increase (decrease)	% Change
Same Store	$199,343	$192,110	$7,233	3.8%
Non-Same Store and Other	15,311	13,686	1,625	11.9%
Total	$214,654	$205,796	$8,858	4.3%

The increase in property operating expenses for our Same Store segment for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by increases in personnel expense of $2.0 million, utilities expense of $1.4 million, property tax expense of $1.1 million, and building repair and maintenance expense of $1.0 million. The increase in property operating expenses from the Non-Same Store and Other segment for the three months ended June 30, 2025 as compared to three months ended June 30, 2024 was primarily the result of increased operating expenses from completed development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2025 was $153.5 million, an increase of $8.5 million as compared to the three months ended June 30, 2024. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after June 30, 2024 in the normal course of business through June 30, 2025.

Other Income and Expenses

Property management expenses for the three months ended June 30, 2025 were $17.5 million, an increase of $0.3 million as compared to the three months ended June 30, 2024. General and administrative expenses for the three months ended June 30, 2025 were $12.8 million, an increase of $0.1 million as compared to the three months ended June 30, 2024.

Interest expense for the three months ended June 30, 2025 was $45.1 million, an increase of $3.8 million as compared to the three months ended June 30, 2024. The increase was due to an increase in our average outstanding debt balance and an increase of 13 basis points in our effective interest rate, partially offset by an increase in capitalized interest during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Other non-operating (income) expense for the three months ended June 30, 2025 was $4.7 million of income, an increase of $24.0 million as compared to $19.2 million of expense for the three months ended June 30, 2024. The income for the three months ended June 30, 2025 was primarily driven by $3.3 million of net casualty related recoveries and $1.7 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $0.3 million of non-cash loss from investments. The expense for the three months ended June 30, 2024 was primarily driven by $9.3 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, $8.0 million of accrued legal defense costs and $1.1 million of net casualty related charges.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

For the six months ended June 30, 2025, we achieved net income available for MAA common shareholders of $288.0 million, an 18.1% increase as compared to the six months ended June 30, 2024, and total revenue growth of $9.1 million, representing a 0.8% increase in property revenues as compared to the six months ended June 30, 2024. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Property Revenues

The following table reflects our property revenues by segment for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six months ended June 30,
	2025	2024	Increase (decrease)	% Change
Same Store	$1,037,780	$1,038,953	$(1,173)	(0.1)%
Non-Same Store and Other	61,417	51,104	10,313	20.2%
Total	$1,099,197	$1,090,057	$9,140	0.8%

The Same Store segment generated a 0.1% decrease in revenues for the six months ended June 30, 2025, primarily the result of average effective rent per unit decrease of 0.5% as compared to the six months ended June 30, 2024. The increase in property revenues from the Non-Same Store and Other segment for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily the result of increased revenues from completed units in development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six months ended June 30,
	2025	2024	Increase (decrease)	% Change
Same Store	$385,373	$375,999	$9,374	2.5%
Non-Same Store and Other	30,634	27,599	3,035	11.0%
Total	$416,007	$403,598	$12,409	3.1%

The increase in property operating expenses for our Same Store segment for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by increases in personnel expense of $4.1 million, utilities expense of $3.1 million, office operations expense of $2.0 million, building repair and maintenance expense of $1.8 million, and marketing expense of $1.2 million partially offset by a decrease in property tax expense of $3.5 million. The increase in property operating expenses from the Non-Same Store and Other segment for the six months ended June 30, 2025 as compared to six months ended June 30, 2024 was primarily the result of increased operating expenses from completed development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2025 was $305.9 million, an increase of $17.8 million as compared to the six months ended June 30, 2024. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after June 30, 2024 in the normal course of business through June 30, 2025.

Other Income and Expenses

Property management expenses for the six months ended June 30, 2025 were $38.1 million, an increase of $0.9 million as compared to the six months ended June 30, 2024. General and administrative expenses for the six months ended June 30, 2025 were $28.4 million, a decrease of $1.3 million as compared to the six months ended June 30, 2024.

Interest expense for the six months ended June 30, 2025 was $90.3 million, an increase of $8.6 million as compared to the six months ended June 30, 2024. The increase was due to an increase in our average outstanding debt balance and an increase of 15 basis points in our effective interest rate, partially offset by an increase in capitalized interest during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Other non-operating (income) expense for the six months ended June 30, 2025 was $5.6 million of income, an increase of $1.3 million as compared to the six months ended June 30, 2024. The income for the six months ended June 30, 2025 was primarily driven by $3.6 million of net casualty related recoveries, $1.3 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, and $0.4 million of non-cash gain from investments. The income for the six months ended June 30, 2024 was driven by $4.3 million of non-cash gain from investments, $4.0 million of net casualty related recoveries and $3.8 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $8.0 million of accrued legal defense costs.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO attributable to common shareholders and unitholders and Core FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2025 and 2024, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income available for MAA common shareholders	$107,205	$101,031	$287,956	$243,858
Depreciation and amortization of real estate assets	152,149	143,623	303,140	285,214
Loss (gain) on sale of depreciable real estate assets	69	23	(71,842)	25
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	167	154	331	309
Net income attributable to noncontrolling interests	2,748	2,709	7,481	6,570
FFO attributable to common shareholders and unitholders	262,338	247,540	527,066	535,976
(Gain) loss on embedded derivative in preferred shares (1)	(1,693)	9,286	(1,283)	(3,806)
Loss (gain) on investments, net of tax (1) (2)	317	685	(337)	(3,405)
Casualty related (recoveries) charges, net (1)	(3,346)	1,135	(3,568)	(3,950)
Legal costs, settlements and (recoveries), net (1) (3)	—	8,000	—	8,000
Core FFO attributable to common shareholders and unitholders	$257,616	$266,646	$521,878	$532,815
(1)
Included in “Other non-operating (income) expense” in the Condensed Consolidated Statements of Operations.
(2)
For the three months ended June 30, 2025 and 2024, loss on investments is presented net of tax benefit of $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, gain on investments is presented net of tax expense of $0.1 million and $0.9 million, respectively.
(3)
For the three and six months ended June 30, 2024, we recognized $8.0 million of accrued legal defense costs that are expected to be incurred through July 2027.

Core FFO attributable to common shareholders and unitholders for the three months ended June 30, 2025 was $257.6 million, a decrease of $9.0 million as compared to the three months ended June 30, 2024, primarily as a result of increases in property operating expenses, excluding depreciation and amortization, of $8.9 million, interest expenses of $3.8 million, and property management expenses of $0.3 million, partially offset by an increase in property revenues of $3.5 million.

Core FFO attributable to common shareholders and unitholders for the six months ended June 30, 2025 was $521.9 million, a decrease of $10.9 million as compared to the six months ended June 30, 2024, primarily as a result of increases in property operating expenses, excluding depreciation and amortization, of $12.4 million, interest expenses of $8.6 million, and property management expenses of $0.9 million, partially offset by an increase in property revenues of $9.1 million and a decrease in general and administrative expenses of $1.3 million.

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

The following table presents a reconciliation of unsecured notes payable and secured notes payable to net debt as of June 30, 2025 and December 31, 2024, as we believe unsecured notes payable and secured notes payable, combined, is the most directly comparable GAAP measure (dollars in thousands):

	June 30, 2025	December 31, 2024
Unsecured notes payable	$4,687,813	$4,620,690
Secured notes payable	360,330	360,267
Total debt	5,048,143	4,980,957
Cash and cash equivalents	(54,482)	(43,018)
Net debt	$4,993,661	$4,937,939

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the trailing twelve months ended June 30, 2025 and December 31, 2024, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Twelve Months Ended
	June 30, 2025	December 31, 2024
Net income	$586,585	$541,576
Depreciation and amortization	603,445	585,616
Interest expense	177,190	168,544
Income tax expense	4,063	5,240
EBITDA	1,371,283	1,300,976
Gain on sale of depreciable real estate assets	(126,870)	(55,003)
Gain on consolidation of third-party development (1)	(11,239)	(11,239)
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,384	1,363
EBITDAre	1,234,558	1,236,097
Loss on embedded derivative in preferred shares (1)	21,274	18,751
Gain on investments (1)	(3,908)	(7,809)
Casualty related (recoveries) charges, net (1)	(8,944)	(9,326)
Legal costs, settlements and (recoveries), net (1) (2)	1,437	9,437
Adjusted EBITDAre	$1,244,417	$1,247,150
(1)
Included in “Other non-operating (income) expense” in the Condensed Consolidated Statements of Operations.
(2)
For the year ended December 31, 2024, in accordance with our accounting policies, we recognized $8.0 million of accrued legal defense costs that are expected to be incurred through July 2027.

Our net debt to Adjusted EBITDAre ratio as of June 30, 2025 was 4.0x, consistent with our net debt to Adjusted EBITDAre ratio as of December 31, 2024. Adjusted EBITDAre decreased $2.7 million for the trailing twelve months ended June 30, 2025 as compared to the trailing twelve months ended December 31, 2024, while net debt increased $55.7 million as of June 30, 2025 as compared to December 31, 2024. The decrease in Adjusted EBITDAre was primarily due to increases in property operating expenses, excluding depreciation and amortization, property management expenses and general and administrative expenses, partially offset by an increase in property revenues, while the increase in net debt was primarily due to an increase in unsecured notes payable, partially offset by an increase in cash and cash equivalents. The increase in unsecured notes payable was primarily driven by an increase in cash requirements to fund acquisition and development activities.

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

As of June 30, 2025, we had $1.0 billion of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $550.1 million for the six months ended June 30, 2025, an increase of $0.4 million as compared to the six months ended June 30, 2024. The increase in operating cash flows was primarily driven by the timing of cash payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $238.3 million for the six months ended June 30, 2025, a decrease of $91.5 million as compared to the six months ended June 30, 2024. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the six months ended June 30,		Increase (Decrease)
	2025	2024	in Net Cash
Purchases of real estate and other assets	$(8,690)	$(91,846)	$83,156
Capital improvements and other	(161,541)	(141,775)	(19,766)
Development costs	(145,358)	(111,108)	(34,250)
Contributions to affiliates	(7,425)	(1,124)	(6,301)
Proceeds from sale of marketable equity securities	—	6,729	(6,729)
Proceeds from real estate asset dispositions	81,128	—	81,128
Net proceeds from insurance recoveries	3,564	9,072	(5,508)

The decrease in cash outflows for purchases of real estate and other assets was driven by the number and type of the real estate assets acquired during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. We acquired one land parcel during the six months ended June 30, 2025 while we acquired one apartment community and one land parcel during the six months ended June 30, 2024. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment and repositioning activities during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in cash outflows for development costs was primarily driven by increased development activity during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in cash outflows for contributions to affiliates was driven by a larger amount of investments made in the technology-focused limited partnerships during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease in cash inflows from proceeds from sale of marketable equity securities resulted from no marketable equity securities being sold during the six months ended June 30, 2025 as compared to the sale of marketable equity securities during the six months ended June 30, 2024. The increase in cash inflows from proceeds from real estate asset dispositions resulted from the dispositions of two multifamily communities during the six months ended June 30, 2025 as compared to no dispositions of real estate assets during the six months ended June 30, 2024. The decrease in cash inflows from net proceeds from insurance recoveries was driven by decreased insurance reimbursements received for property and storm-related casualty claims during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities was $300.4 million for the six months ended June 30, 2025, an increase of $102.0 million as compared to the six months ended June 30, 2024. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the six months ended June 30,		Increase (Decrease)
	2025	2024	in Net Cash
Net proceeds from (payments of) commercial paper	$65,000	$(179,000)	$244,000
Proceeds from notes payable	—	744,551	(744,551)
Principal payments on notes payable	—	(400,000)	400,000
Payment of deferred financing costs	—	(7,150)	7,150
Dividends paid on common shares	(354,284)	(343,304)	(10,980)

The increase in cash inflows related to net proceeds from (payments of) commercial paper was driven by the increase in net borrowings of $65.0 million on our commercial paper program during the six months ended June 30, 2025 as compared to the decrease in net borrowings of $179.0 million on our commercial paper program during the six months ended June 30, 2024. The decrease in cash inflows from proceeds from notes payable resulted from no issuance of unsecured senior notes during the six months ended June 30, 2025 as compared to the issuance of $750.0 million of unsecured senior notes during the six months ended June 30, 2024. The decrease in cash outflows related to principal payments on notes payable resulted from no retirement of unsecured senior notes during the six months ended June 30, 2025 as compared to the retirement of $400.0 million of unsecured senior notes during the during the six months ended June 30, 2024. The decrease in cash outflows related to payment of deferred financing costs resulted from no payments of deferred financing costs during the six months ended June 30, 2025 as compared to the closing costs of $7.2 million related to the issuance of $750.0 million of unsecured senior notes during the six months ended June 30, 2024. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $3.0300 per share during the six months ended June 30, 2025 as compared to the dividend rate of $2.9400 per share during the six months ended June 30, 2024.

Debt

The following schedule reflects our outstanding debt as of June 30, 2025 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,400,000	5.9	3.7%
Variable rate commercial paper program	315,000	0.1	4.7%
Debt issuance costs, discounts and premiums	(27,187)
Total unsecured debt	$4,687,813	5.5	3.8%
Secured debt
Fixed rate property mortgages	$363,293	23.6	4.4%
Debt issuance costs	(2,963)
Total secured debt	$360,330	23.6	4.4%
Total debt	$5,048,143	6.7	3.8%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and premiums, as of June 30, 2025 (dollars in thousands):

	Commercial Paper⁽¹⁾ & Revolving Credit Facility⁽²⁾	Senior Notes	Property Mortgages	Total
2025	$315,000	$399,737	$—	$714,737
2026	—	299,130	—	299,130
2027	—	598,514	—	598,514
2028	—	398,215	—	398,215
2029	—	555,596	—	555,596
2030	—	298,401	—	298,401
2031	—	446,630	—	446,630
2032	—	395,054	—	395,054
2033	—	—	—	—
2034	—	344,135	—	344,135
Thereafter	—	637,401	360,330	997,731
Total	$315,000	$4,372,813	$360,330	$5,048,143
(1)
There was $315.0 million outstanding under MAALP’s unsecured commercial paper program as of June 30, 2025. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the three months ended June 30, 2025, the average daily borrowings outstanding under the commercial paper program were $301.6 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of June 30, 2025.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts and premiums, as of June 30, 2025 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2025	$399,737	4.2%
2026	299,130	1.2%
2027	598,514	3.7%
2028	398,215	4.2%
2029	555,596	3.7%
2030	298,401	3.1%
2031	446,630	1.8%
2032	395,054	5.4%
2033	—	—
2034	344,135	5.1%
Thereafter	997,731	4.3%
Total	$4,733,143	3.8%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP has entered into an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at an adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% based on an investment grade pricing grid. The revolving credit facility has a maturity date in October 2026 with an option to extend for two additional six-month periods. As of June 30, 2025, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program, whereby it can issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of June 30, 2025, there were $315.0 million of borrowings outstanding under the commercial paper program.

Unsecured Senior Notes

As of June 30, 2025, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of June 30, 2025, MAALP had $363.3 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of June 30, 2025, MAA owned 117,071,410 OP Units, representing a 97.5% limited partnership interest in MAALP, while the remaining 2,949,657 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 2,949,657 shares of its common stock that, as of June 30, 2025, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

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

MAA has no obligation to issue shares through the ATM program. During the six months ended June 30, 2025 and 2024, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of June 30, 2025, we had $806.6 million of outstanding debt and debt service obligations payable in the year ending December 31, 2025, including the $400.0 million of publicly issued unsecured senior notes maturing in November 2025, the $315.0 million of commercial paper borrowings due July 2025, and $91.6 million of interest payments on fixed rate debt obligations in the year ending December 31, 2025. For a schedule of the maturity dates of our outstanding debt beyond 2025, see the “Liquidity and Capital Resources - Debt” section above. As of June 30, 2025, we also had obligations to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of June 30, 2025, we had committed to make additional capital contributions totaling up to $23.2 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of June 30, 2025, we had eight development communities under construction totaling 2,648 apartment units once complete. Total expected costs for the eight development projects are $942.5 million, of which $616.3 million had been incurred through June 30, 2025. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2025, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2024. We expect to have additional development projects in the future.

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

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the six months ended June 30, 2025, we experienced inflationary pressures that drove higher operating expenses, primarily in personnel, utilities, office operations, and building repair and maintenance expenses.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025, for discussions of our critical accounting estimates. During the three months ended June 30, 2025, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of June 30, 2025, 22.1% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and, from time to time, interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of June 30, 2025, 93.8% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
April 1, 2025 - April 30, 2025	10,623	$166.03	—	4,000,000
May 1, 2025 - May 31, 2025	—	$—	—	4,000,000
June 1, 2025 - June 30, 2025	34	$156.65	—	4,000,000
Total	10,657		—	4,000,000
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	July 31, 2025	By:	/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	July 31, 2025		/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)