Form 10-K
period 2025-12-31
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2026-02-06
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the 80,567,299 shares of common stock of Mid-America Apartment Communities, Inc. held by non-affiliates was approximately $11.9 billion based on the closing price of $148.01 as reported on the New York Stock Exchange on June 30, 2025. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 3, 2026, there were 116,901,020 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 19, 2026 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2025.

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2025 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file annual reports under the Securities Exchange Act of 1934, as amended.

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

As of December 31, 2025, MAA owned 116,878,077 OP Units (97.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not discuss historical fact, but instead are statements related to expectations, projections, intentions, assumptions and beliefs regarding the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “proforma,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance, achievements or outcomes to be materially different from the future results, performance, achievements or outcomes expressed or implied by such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that the results, performance, achievements or outcomes described in such statements will be achieved.

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

PART I

Item 1. Business.

Overview

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2025, we maintained full or partial ownership of apartment communities, including communities currently in development, across 16 states and the District of Columbia, summarized as follows:

Multifamily	Communities (1)		Units
Consolidated	301	(2)	102,814	(3)
Unconsolidated	1		269
Total	302		103,083
(1)
As of December 31, 2025, 35 of the Company’s apartment communities included retail components.
(2)
Number of communities includes eight communities under development as of December 31, 2025. One of these developments is a phase II expansion of an existing apartment community.
(3)
Number of units excludes development units not yet delivered as of December 31, 2025.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 116,878,077 OP Units, comprising a 97.5% partnership interest in the Operating Partnership as of December 31, 2025. MAA and MAALP were formed in Tennessee in 1993.

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
•
take an opportunistic approach to buying, developing, selling and renovating apartment communities;
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

Operations

Our goal is to generate return on investment collectively and in each apartment community by increasing revenues, controlling operating expenses, maintaining high occupancy levels and reinvesting in the income producing capacity of each apartment community as appropriate. The steps taken to meet these objectives include:

•
providing quality housing, exceptional service and a high-quality resident experience;
•
delivering management information and improved customer services through technology innovations;
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

Investment in technology continues to drive operating efficiencies in our business and helps us to better meet the changing needs of our residents. Our residents have the ability to conduct business with us 24 hours a day, seven days a week and complete online leasing applications, leases and renewals through our web-based resident portal. Interacting with our residents through such technology has allowed us to improve resident satisfaction ratings and increase the efficiency of our operating teams. We continue to invest in technology to enable potential residents to examine their future homes both online (virtual touring) or by self-guided tour (self-touring) in addition to the more traditional guided tour.

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

We acquired the following properties during the year ended December 31, 2025:

Multifamily Acquisition	Market	Units	Date Acquired
MAA ONE28	Kansas City, MO-KS	318	August 2025

Land Acquisitions	Market	Acres	Date Acquired
MAA Point Hope (1)	Charleston, SC	18.7	June 2025
MAA ONE28 II	Kansas City, MO-KS	0.9	October 2025
MAA One Scottsdale	Phoenix, AZ	3.2	October 2025

(1)
Represents a pre-purchase multifamily development. We own 95% of the joint venture that owns this property. Construction of this development commenced in the second quarter of 2025.

Development activities may be conducted through wholly-owned entities or through joint ventures with our pre-purchase transaction partners. Typically, fixed price construction contracts are signed with unrelated parties to minimize the risk of increases in construction costs. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. During the year ended December 31, 2025, we incurred $272.0 million in development costs and completed one development project. For information regarding our development costs, see Note 1 (Organization and Summary of Significant Accounting Policies – Development Costs) to the consolidated financial statements included in this Annual Report on Form 10-K.

The following multifamily projects were under development as of December 31, 2025 (dollars in thousands):

Project	Market	Total Units	Units Completed	Costs to Date		Budgeted Costs	Estimated Costs Per Unit	Expected Completion
MAA Breakwater	Tampa, FL	495	344	$192,360		$197,500	$399	1st Quarter 2026
Modera Liberty Row (1)	Charlotte, NC	239	228	111,567	(3)	112,000	469	1st Quarter 2026
MAA Plaza Midwood (2)	Charlotte, NC	302	88	87,111		101,500	336	3rd Quarter 2026
Modera Chandler (2)	Phoenix, AZ	345	—	75,791		117,500	341	4th Quarter 2026
MAA Milepost 35 II	Denver, CO	219	—	51,656		78,000	356	4th Quarter 2026
MAA Rove	Richmond, VA	306	—	53,087		99,500	325	3rd Quarter 2027
MAA Point Hope (2)	Charleston, SC	336	—	24,257		91,000	271	1st Quarter 2028
MAA One Scottsdale	Phoenix, AZ	280	—	29,783		135,000	482	3rd Quarter 2028
Total		2,522	660	$625,612		$932,000

(1)
In July 2024, we agreed to finance the third-party development of this property currently under construction. We have the option to purchase the property once it is stabilized. We consider an apartment community to be stabilized once it achieves 90% average physical occupancy for 90 days.
(2)
We own 95% of the joint venture that owns this property.
(3)
Represents the cost to MAA, net of the $9.6 million non-equity contribution from the third party developer.

The following multifamily development project was completed during the year ended December 31, 2025 (dollars in thousands):

		As of December 31, 2025
Project	Location	Total Units	Development Costs	Development Costs per Unit	Construction Completed
MAA Nixie	Raleigh/Durham, NC	406	$142,841	352	3rd Quarter 2025

Dispositions

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional equity or debt capital. In deciding to sell an apartment community, we consider current market conditions and generally solicit competing bids from unrelated parties for these individual properties. We then consider the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2025, we disposed of two multifamily communities totaling 576 units.

Property Redevelopment and Repositioning Activity

We focus on both interior unit upgrades and property amenity and common area upgrades above and beyond routine capital upkeep on our apartment communities that we believe have the ability to support additional rent growth. During the year ended December 31, 2025, we renovated the kitchens and bathrooms of 5,995 apartment units at an average cost of $6,080 per apartment unit, achieving average rental rate increases of 7.0% above the normal market rate for similar but non-renovated apartment units.

We have installed smart home technology (unit entry locks, mobile control of lights and thermostat and leak monitoring) at many of our apartment communities in order to provide additional resident value and increase rent growth. As of December 31, 2025, we had completed installation of Smart Home technology in over 96,000 units across our apartment community portfolio providing an increase in average effective rent per unit of approximately $25 per month since the initiative began during the first quarter of 2019. For a definition of average effective rent per unit, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends” in this Annual Report on Form 10-K.

Separately, we continued our WiFi retrofit program at select apartment communities, as well as our property repositioning program to upgrade and reposition the amenity and common areas at select apartment communities for higher and above market rent growth after projects are completed and units are fully repriced. We spent $7.8 million on the WiFi retrofit program and $12.1 million on the property repositioning program during the year ended December 31, 2025.

Portfolio Strategy

Our goal is to maintain a diversified, balanced portfolio that we believe provides the optimal path to maximizing operating performance over the full economic cycle. Maintaining a diverse portfolio includes:

•
operating apartment communities in a variety of markets primarily across the Southeast, Southwest, and Mid-Atlantic regions of the U.S.;
•
operating apartment communities in a variety of submarkets within our markets (urban, suburban, inner loop, etc.);
•
operating apartment communities of different product types such as high-rise, mid-rise and garden style; and
•
offering a variety of different rent price points within a market or submarket.

We believe a diverse portfolio performs well during economic up cycles and weathers economic down cycles better than a more homogenous portfolio.

Human Capital

As of December 31, 2025, we employed 2,507 associates. Our associates’ time, energy, creativity and passion are essential to our continued success as a company. With respect to our workforce, we focus on inclusion, providing market-competitive pay and benefits to support our associates’ well-being, encouraging our associates’ growth and development, fostering associate engagement and protecting our associates’ health and safety.

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

These values inform our human capital management approach, including how we recruit, develop and retain our workforce and support an environment where associates feel included and respected.

We maintain policies and practices intended to support a respectful and inclusive workplace and to promote equal employment opportunity and fair treatment. These practices are integrated into and support ongoing operations.

Our Inclusion & Belonging Committee is comprised of associates from across the organization and is intended to support ongoing review of policies, practices, and educational efforts related to inclusion. The committee works collaboratively with our Chief Executive Officer and other members of our executive team to help ensure employment related policies, practices, and educational efforts are consistently applied and in a manner intended to be free from discrimination and bias.

We recruit from a diverse range of sources and talent pools including advertising open positions on job boards that target a broad range of candidate populations. As of December 31, 2025, ethnic/cultural minorities represented approximately 55% of our workforce, 44% of our collective corporate, regional and property leadership positions and 49% of our associates promoted during the year ended December 31, 2025. Also, as of December 31, 2025, females represented approximately 45% of our workforce, 56% of our collective corporate, regional and property leadership positions and 50% of our associates promoted during the year ended December 31, 2025.

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

We place an emphasis on communication in an effort to ensure associates feel informed and connected as an organization. We utilize a variety of communication channels to provide associates with timely information that is relevant to their role in the company, to company-wide initiatives and to their professional interests. We also believe the best way to gain in-depth insight into our associates’ outlook on their experience at MAA is to provide regular, frequent, and trusted opportunities to safely share feedback. From there, we are able to develop and continuously improve our work environment to enhance job satisfaction. We regularly conduct surveys with all associates to measure associate engagement and capture topical feedback to guide current programs, projects and progress. We are also driven to prove that we are listening to feedback given, and that real action and improvements are executed as a result. Lastly, we conduct an annual review process to provide an opportunity for each associate to build mutual understanding with leadership, gain self-discovery and learn about possible avenues for growth. We encourage a work environment where ideas, problems and solutions can be discussed with immediate managers and other management personnel.

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

We intend to target our total debt, net of cash held, to a range of approximately 30% to 36% of our adjusted total assets (as defined in the covenants for the unsecured senior notes issued by MAALP). Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our total debt to 60% or less of our adjusted total assets. As of December 31, 2025, our total debt was 30.2% of our adjusted total assets.

We intend to target the ratio of our net debt to Adjusted EBITDAre to a range of 4.5x to 5.5x. We monitor our debt levels to a ratio of net debt to Adjusted EBITDAre in order to maintain our investment grade credit ratings. We believe this is an important factor in the management of our debt levels to maintain an optimal capital structure, and it is also considered in the assignment of our credit ratings. Adjusted EBITDAre is measured on a trailing twelve-month basis. As of December 31, 2025, our net debt to Adjusted EBITDAre ratio was 4.3x. For additional information on net debt and Adjusted EBITDAre, including reconciliations of the most directly comparable U.S. generally accepted accounting principles, or GAAP, measures to both net debt and Adjusted EBITDAre, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Non-GAAP Financial Measures - Net Debt, EBITDA, EBITDAre, and Adjusted EBITDAre” in this Annual Report on Form 10-K.

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

Environmental Matters

As a part of our standard apartment community acquisition and development processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls and underground storage tanks followed by the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks. See “Risk Factors – Environmental problems are possible and can be costly” and “Risk Factors – Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties” in this Annual Report on Form 10-K.

Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. As of the date of this Annual Report on Form 10-K, we are not aware of any existing conditions that we believe would be considered a material environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental risks or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

Government Regulations

We must own, operate, manage, acquire, develop and redevelop our properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or are subject to limited judicial or regulatory interpretations. These laws and regulations include landlord-tenant laws, employment laws, antitrust and other competition laws, laws benefiting disabled persons, privacy laws, tax laws, environmental laws, zoning laws, building codes and other laws regulating housing or that are generally applicable to our business and operations. Noncompliance with laws and regulations could expose us to liability, such as the imposition of fines by the government or the award of damages to private litigants, and could require us to make significant unanticipated expenditures, such as making modifications to our existing apartment communities or increasing construction costs for development communities. Compliance with the various laws and regulations we are subject to did not have a material effect on our capital expenditures, results of operations and competitive position for the year ended December 31, 2025 as compared to prior periods.

For additional information, see “Risk Factors – Environmental problems are possible and can be costly” and “Risk Factors – Compliance or failure to comply with laws and regulations could have an adverse effect on our operations and the values of our properties” in this Annual Report on Form 10-K.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. For the year ended December 31, 2025, MAA paid total distributions of $6.06 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement.

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

General economic conditions in the U.S. have fluctuated in recent years, and concerns persist regarding negative macroeconomic conditions, such as inflation and the labor market. Unfavorable market and economic conditions may significantly affect our occupancy levels, our rental rates and collections, the value of our properties and our ability to acquire or dispose of properties on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily and other rental markets and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, personal debt levels, a downturn in the housing market, stock market volatility, inflationary conditions and uncertainty about the future. Some of our major expenses generally do not decline when rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our properties would cause us to have less cash available to make payments on our debt and to make distributions, which could adversely affect our financial condition or the market value of our securities. Factors that may affect our occupancy levels, our rental revenues and/or the value of our properties include the following, among others:

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

As of December 31, 2025, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing will have more pronounced effects on our results of operations and on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the U.S.; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2025, approximately 41.2% of our portfolio (based on the number of completed apartment units) was located in our top five markets: Atlanta, Georgia; Dallas, Texas; Austin, Texas; Charlotte, North Carolina; and Orlando, Florida. In addition, our overall operations are concentrated in the Southeast, Southwest and Mid-Atlantic regions of the U.S. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative housing options. In particular, our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

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

Operations from new acquisitions, development projects, redevelopment activities, and platform initiatives may fail to perform as expected.

We intend to continue to acquire, develop and redevelop apartment communities as part of our business strategy. Newly acquired, developed or renovated properties may not perform as we expect. We may also overestimate the revenue (or underestimate the expenses) that a new or repositioned property may generate. The occupancy rates and rents at these properties may fail to meet our expectations underlying our investment.

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

Further, we intend to continue to implement platform initiatives across our apartment communities as part of our business strategy. Once implemented, platform initiatives may not perform as we expect. We may also overestimate the revenue (or expense savings) that such platform initiatives may generate.

Our implementation of long-standing succession planning could have adverse effects.

To reduce the risk of disruption from the planned retirement and unexpected departure of long-term employees and board members, we engage in succession planning to identify and develop in-house candidates for leadership and key executive positions within the company, recruit talented associates to fill areas of expertise needed within the company, and continually assess the needs of MAA’s Board of Directors to ensure stable governance of the company. In the last few years, we have transformed our executive team by elevating several internal candidates to key leadership positions. Such significant change over a relatively short period of time could result in unintended negative effects, such as creating employee dissatisfaction that could affect retention of other key employees or impacting short-term strategic initiatives, which could adversely affect our business.

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

As of December 31, 2025, we had eight development communities under construction representing 2,522 units once complete. We may make further investments in these and other development communities as opportunities arise and may do so through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

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

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues and will continue to demand the use of sophisticated systems, software and technology, including artificial intelligence. These systems, software and technologies must be refined, updated and replaced on a regular basis in order for us to meet our business requirements, our residents’ demands and expectations, and regulatory requirements. If we are unable to do so on a timely basis or at a reasonable cost, or fail to do so, our business could suffer. Also, we may not achieve the benefits that we anticipate from any new system, software or technology, and a failure to do so could result in higher than anticipated costs or could adversely affect our results of operations.

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

As an owner, operator and developer of multifamily apartment communities, we may become involved in various legal proceedings, including, proceedings related to commercial, development, employment, competition, environmental, securities, shareholder, tenant or tort legal issues, some of which could result in a class action lawsuit. For example, we recently entered into a settlement agreement to settle lawsuits filed by plaintiffs individually and on behalf of a purported class of plaintiffs alleging that RealPage, Inc. and many of the largest owners and operators of apartment communities in the country, including us, conspired to artificially inflate multifamily residential rental prices above competitive levels using RealPage’s revenue management software in violation of state and federal antitrust laws. Similarly, other lawsuits alleging violations of antitrust and other laws have been filed by the District of Columbia and the Commonwealth of Kentucky against RealPage and a number of large apartment community owners and operators, including us. For more detail on these legal proceedings, see Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

The impact of a disease outbreak or other public health event on our business, financial condition, results of operations and cash flows is difficult to predict and, as was demonstrated by the COVID-19 pandemic, will depend on a number of factors, including the duration and scope of the event in the U.S. and any associated governmental directives; our residents’ and commercial tenants’ ability or willingness to pay rent in full on a timely basis; federal, state, local and industry-initiated efforts that may adversely affect the ability of landlords, including us, to collect rent and customary fees, adjust rental rates and enforce remedies for the failure to pay rent; the regulatory focus on landlords as distinguished from other providers of essential services; and the extent of the impact on our development and redevelopment programs and activities due to governmental directives or other restrictions, labor shortages, supply chain disruptions and escalating labor and material costs.

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

As of December 31, 2025, the amount of our total debt was $5.4 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

As of December 31, 2025, we had outstanding borrowings of $5.4 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others, and cross default provisions with other material debt. Our ability to comply with these financial covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on our financial condition and our ability to make payments on our debt and to make distributions.

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

Though MAA’s Board of Directors has a history of declaring dividends in advance of the quarter they are paid, the form, timing and amount of dividend distributions will be declared, and standing practice changed, at the discretion of the Board of Directors. The form, timing and amount of dividend distributions will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as MAA’s Board of Directors may consider relevant. MAA’s Board of Directors may modify MAA’s dividend policy from time to time.

Provisions of MAA’s charter and Tennessee law may limit the ability of a third party to acquire control of MAA.

Ownership Limit

The 9.9% ownership limit discussed above may have the effect of precluding acquisition of control of MAA by a third party without the consent of MAA’s Board of Directors.

Preferred Stock

MAA’s charter authorizes its Board of Directors to issue up to 20,000,000 shares of preferred stock, 868,000 of which have been designated as 8.50% Series I Cumulative Redeemable Preferred Stock, which we refer to as MAA Series I preferred stock. In addition to the MAA Series I preferred stock, the Board of Directors may establish the preferences and rights of any other series of preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2025, 867,846 shares of preferred stock were issued and outstanding, all of which shares were MAA Series I preferred stock.

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

MAA, as the Operating Partnership’s sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership’s affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the unitholders of the Operating Partnership. Also, as of December 31, 2025, MAA owned approximately 97.5% of the OP Units. As such, MAA has substantial influence on the outcome of substantially all matters submitted to the Operating Partnership’s unitholders for approval.

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

Our cybersecurity risk management program is integrated into our overall risk management system. To help identify, assess and manage material risks from cybersecurity threats, we include cyber risk in our enterprise risk management, or ERM, evaluation and strategy process. Our ERM process takes a top-down, enterprise view of risks; it is an ongoing process consisting of risk identification, risk rating, analysis and action plans, and reporting and monitoring. Our Senior Vice President Information Security and Privacy has a dotted line reporting relationship to our Chief Administrative Officer and General Counsel to help ensure that risks from cybersecurity threats are considered as part of the broader ERM process. At a management level, our Chief Administrative Officer and General Counsel leads our ERM process.

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

Governance

The Audit Committee of our Board of Directors is responsible for oversight of risks from cybersecurity threats. At a management level, our cybersecurity risk management program is led by our Chief Technology and Innovation Officer who has over 20 years of experience providing business and information technology, or IT, process consulting and regulatory compliance services, including founding a cyber-security consulting and regulatory compliance firm and serving as Sarbanes-Oxley subject matter specialist for an international public accounting firm, and whose certifications include Certified Public Accountant and Certified Information Systems Auditor. Partnering with our Chief Technology and Innovation Officer is our Senior Vice President Information Security and Privacy, who has over 30 years of IT technical and IT business process experience and has been an IT and cyber security leader for multiple financial services companies. Collectively, our cybersecurity team consists of 5 professionals with an average cybersecurity tenure of 15 years and various relevant certifications. Members of our cybersecurity team deliver regular updates to our Chief Technology and Innovation Officer and Chief Administrative Officer and General Counsel.

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

The following schedule summarizes our apartment community portfolio by location as of December 31, 2025, as well as occupancy levels and average effective rent per unit by location for the year ended December 31, 2025:

	Number of Communities (1)		Number of Units (2)	Average Physical Occupancy (3)	Average Effective Rent per Unit (4)
Atlanta, GA	29		11,434	95.3%	$1,791
Dallas, TX	26		9,755	95.3%	1,662
Austin, TX	20		6,795	95.1%	1,532
Charlotte, NC	20		5,995	95.8%	1,645
Orlando, FL	14		5,907	95.8%	1,983
Tampa, FL	14		5,416	96.0%	2,093
Raleigh/Durham, NC	15		5,350	95.6%	1,524
Houston, TX	15		4,859	95.8%	1,450
Nashville, TN	12		4,375	95.6%	1,669
Fort Worth, TX	9		3,687	95.5%	1,579
Jacksonville, FL	10		3,496	95.6%	1,478
Charleston, SC	11		3,168	96.0%	1,831
Phoenix, AZ	9		2,968	95.8%	1,702
Greenville, SC	10		2,354	95.9%	1,356
Northern Virginia	4		1,888	96.2%	2,550
Savannah, GA	6		1,837	95.2%	1,707
Memphis, TN	3		1,193	94.9%	1,426
Richmond, VA	6		1,732	96.3%	1,698
San Antonio, TX	4		1,504	95.2%	1,340
Birmingham, AL	5		1,462	95.8%	1,426
Fredericksburg, VA	4		1,435	96.5%	1,944
Huntsville, AL	3		1,228	93.4%	1,276
Denver, CO	3		1,118	95.4%	1,939
Kansas City, MO-KS	3		1,110	95.6%	1,670
Chattanooga, TN	4		943	95.6%	1,262
Lexington, KY	4		924	96.2%	1,329
Norfolk / Hampton / Virginia Beach, VA	3		788	95.9%	1,734
Las Vegas, NV	2		721	95.6%	1,598
Tallahassee, FL	2		604	96.1%	1,558
South Florida, FL	1		480	95.4%	2,452
Gainesville, FL	2		468	95.6%	1,710
Louisville, KY	1		384	95.7%	1,235
Rockville, MD	1		361	96.4%	2,353
Gulf Shores, AL	1		324	95.2%	1,406
Panama City, FL	1		254	95.2%	1,623
Charlottesville, VA	1		251	96.1%	2,126
Same Store	278		96,568	95.6%	$1,690
Phoenix, AZ	4	(5)	640	84.1%	1,799
Charlotte, NC	3		668	43.9%	2,058
Dallas, TX	2		748	77.1%	1,642
Raleigh/Durham, NC	2		712	50.2%	1,693
Memphis, TN	1		618	93.2%	1,236
Salt Lake City, UT	1		400	86.4%	1,707
Austin, TX	1		384	94.6%	1,235
Denver, CO	1		352	85.0%	2,139
Tampa, FL	1		344	27.5%	3,058
Atlanta, GA	1		340	82.1%	2,009
Kansas City, MO-KS	1		318	74.6%	1,494
Houston, TX	1		316	94.4%	1,276
Orlando, FL	1		310	93.2%	1,966
Gulf Shores, AL	1		96	95.8%	2,299
Charleston, SC	1	(5)	—	—	—
Richmond, VA	1	(5)	—	—	—
Total (6)	301		102,814	94.3%	$1,695
(1)
Number of communities includes eight communities under development as of December 31, 2025. One of these development communities is a phase II expansion of an existing apartment community.
(2)
Number of units excludes development units not yet delivered.
(3)
Average physical occupancy is calculated by dividing the average daily number of units occupied in 2025 by the total number of units at each apartment community.
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

Mortgage Financing

As of December 31, 2025, we had $363.3 million of indebtedness collateralized, secured and outstanding as set forth in Schedule III – Real Estate and Accumulated Depreciation included in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Mid-America Apartment Communities, Inc.

Market Information

MAA’s common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. As of February 3, 2026, there were approximately 1,900 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock.

MAA has a history of declaring dividends to holders of MAA common stock. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify MAA’s dividend policy from time to time.

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has established the dividend and distribution reinvestment stock purchase plan, or DRSPP, under which holders of common stock, preferred stock and OP Units can elect to automatically reinvest their distributions in shares of MAA’s common stock. The DRSPP also allows for the optional purchase of MAA’s common stock of at least $250, but not more than $5,000 in any given month. In its absolute discretion, MAA may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA may elect to sell shares under the DRSPP at up to a 5% discount. During the year ended December 31, 2025, MAA issued 10,006 shares through the DRSPP and no shares were issued at a discount.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership’s OP Units. From time to time, we issue shares of MAA’s common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. As of December 31, 2025, there were 119,819,916 OP Units outstanding in the Operating Partnership, of which 116,878,077 OP Units, or 97.5%, were owned by MAA and 2,941,839 OP Units, or 2.5%, were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of MAA’s common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2025, MAA issued a total of 133,714 shares of common stock upon redemption of OP Units.

At-the-Market Equity Offering Program

MAA has entered into an at-the-money equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the ATM program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock at such times as determined by MAA. MAA has no obligation to issue shares through the ATM program. During the year ended December 31, 2025, MAA did not sell any shares of common stock under the ATM program. As of December 31, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

Stock Repurchase Plan

In December 2015, MAA’s Board of Directors authorized the repurchase of up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA’s common stock outstanding at the time of such authorization. From time to time, we may repurchase shares under this authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. As of December 31, 2025, 206,916 shares have been repurchased under the authorization. See “Purchases of Equity Securities” below.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	—	$—	—	4,000,000
November 1, 2025 - November 30, 2025	—	$—	—	4,000,000
December 1, 2025 - December 31, 2025	206,916	$131.61	206,916	3,793,084
Total	206,916		206,916	3,793,084
(1)
This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2020 with the S&P 500 Index and the Dow Jones (DJ) U.S. Real Estate Apartments Index. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Mid-America Apartment Communities, Inc.	$100.00	$185.87	$130.58	$116.13	$139.29	$130.43
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
DJ U.S. Real Estate Apartments Index	100.00	161.76	109.86	117.67	141.76	129.69

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.5% interest as of December 31, 2025. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed or implied by such forward-looking statements as a result of many factors, including, but not limited to, those under the heading “Risk Factors” in this Annual Report on Form 10-K.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2025, we owned and operated 293 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of December 31, 2025, we had eight development communities under construction, and 35 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2025.

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

Overview

For the year ended December 31, 2025, net income available for MAA common shareholders was $443.2 million as compared to $523.9 million for the year ended December 31, 2024. Results for the year ended December 31, 2025 included $72.1 million of gain related to the sale of depreciable real estate assets, $6.1 million of non-cash gain, net of tax, from investments, $4.6 million in net casualty gain and $1.1 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $61.9 million of legal costs and settlements. Results for the year ended December 31, 2024 included $55.0 million of gain related to the sale of depreciable real estate assets, $11.2 million of gain on the consolidation of a third-party development, $9.3 million in net casualty gain and $6.1 million of non-cash gain, net of tax, from investments, partially offset by $18.8 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $9.4 million of legal costs and settlements. Revenues for the year ended December 31, 2025 increased 0.8% as compared to the year ended December 31, 2024, driven by an 18.9% increase in our Non-Same Store and Other segment. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2025 increased by 2.2% as compared to the year ended December 31, 2024, driven by a 2.0% increase in our Same Store segment and 4.3% increase in our Non-Same Store and Other segment. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the year ended December 31, 2025, the change in revenue for our Same Store segment was primarily driven by average effective rent per unit. The average effective rent per unit for our Same Store segment decreased to $1,690 for the year ended December 31, 2025 as compared to $1,698 for the year ended December 31, 2024. This represents a decrease of 0.5% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the year ended December 31, 2025, average physical occupancy for our Same Store segment was 95.6% as compared to 95.5% for the year ended December 31, 2024. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

As of December 31, 2025, resident turnover for our Same Store segment was 40.2% as compared to 42.0% as of December 31, 2024. Resident turnover represents resident move outs, excluding transfers within the Same Store segment, as a percentage of expiring leases on a trailing twelve-month basis as of the end of the reported period.

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

Demand for apartments in our markets was solid during 2025, as evidenced by improving occupancy and blended pricing trends, solid traffic patterns and lead volumes along with record low resident turnover. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation, in-migration and housing affordability over the long term. We continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent growth on new leases and renewals than what we achieved in the year ended December 31, 2025. New supply deliveries, while still elevated by historical standards, continue to be absorbed in a steady manner as the demand for apartment housing remains solid. We believe that we will continue to see a decline in new apartment deliveries in calendar year 2026.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. However, overall borrowing costs remain at elevated levels as compared to our in-place fixed rate debt, and we expect this trend to continue. As of December 31, 2025, we had $676.0 million of variable rate debt outstanding under our commercial paper program. Our continued exposure to elevated interest rates is primarily attributable to existing variable-rate borrowings and any future financing activities.

Results of Operations

For the year ended December 31, 2025, we achieved net income available for MAA common shareholders of $443.2 million, a 15.4% decrease as compared to the year ended December 31, 2024, and total revenue growth of $18.1 million, representing a 0.8% increase in property revenues as compared to the year ended December 31, 2024. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the year ended December 31, 2025 as compared to the year ended December 31, 2024. A discussion of the results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025, which is available free of charge on the SEC’s website at https://www.sec.gov and on our website at https://www.maac.com, on the “For Investors” page under “Filings and Financials—Annual Reports.”

Property Revenues

The following table reflects our property revenues by segment for the years ended December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024	Increase (decrease)	% Change
Same Store	$2,077,162	$2,080,027	$(2,865)	(0.1)%
Non-Same Store and Other	131,964	110,988	20,976	18.9%
Total	$2,209,126	$2,191,015	$18,111	0.8%

The increase in property revenues for our Non-Same Store and Other segment for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was the primary driver of total property revenue growth. The Same Store segment generated a 0.1% decrease in revenues for the year ended December 31, 2025, primarily the result of a decrease in average effective rent per unit of 0.5% as compared to the year ended December 31, 2024. The increase in property revenues from the Non-Same Store and Other segment for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily the result of increased revenues from completed development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the years ended December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024	Increase (decrease)	% Change
Same Store	$772,898	$757,841	$15,057	2.0%
Non-Same Store and Other	64,909	62,251	2,658	4.3%
Total	$837,807	$820,092	$17,715	2.2%

The increase in property operating expenses for our Same Store segment for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by increases in personnel expense of $7.2 million, utilities expense of $5.3 million, building repair and maintenance expense of $2.5 million, and marketing expense of $1.5 million, partially offset by a decrease in property tax expense of $2.2 million. The increase in property operating expenses from the Non-Same Store and Other segment for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily the result of increased expenses from completed development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2025 was $622.3 million, an increase of $36.7 million as compared to the year ended December 31, 2024. The increase in depreciation and amortization expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by the recognition of depreciation expense associated with our completed development communities and capital spend activities made in the normal course of business during the year ended December 31, 2025, partially offset from decreased depreciation expense from communities disposed of during the years ended December 31, 2025 and 2024.

Other Income and Expenses

Property management expenses for the year ended December 31, 2025 were $74.8 million, an increase of $2.7 million as compared to the year ended December 31, 2024. General and administrative expenses for the year ended December 31, 2025 were $54.8 million, a decrease of $1.7 million as compared to the year ended December 31, 2024.

Interest expense for the year ended December 31, 2025 was $185.3 million, an increase of $16.7 million as compared to the year ended December 31, 2024. The increase was due to an increase in our average outstanding debt balance and an increase of nine basis points in our effective interest rate, partially offset by an increase in capitalized interest during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

For the years ended December 31, 2025 and 2024, we disposed of two apartment communities each year, resulting in gains on sale of depreciable real estate assets of $72.0 million and $55.0 million, respectively. During the years ended December 31, 2025 and 2024, we did not dispose of any land parcels.

Other non-operating expense (income) for the year ended December 31, 2025 was $47.2 million of expense as compared to $1.7 million of income for the year ended December 31, 2024. The expense for the year ended December 31, 2025 was primarily driven by $61.9 million of legal costs and settlements, partially offset by $7.5 million of non-cash gain from investments, $4.6 million of net casualty related recoveries and $1.1 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. The income for the year ended December 31, 2024 was primarily driven by $11.2 million of gain on the consolidation of a third-party development, $9.3 million of net casualty related recoveries, $7.8 million of non-cash gain from investments and miscellaneous income of $1.0 million, partially offset by $18.8 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $9.4 million of legal costs and settlements.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations, such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments, net of tax; casualty related charges and (recoveries), net; gain or loss on debt extinguishment; legal costs, settlements and (recoveries), net; and mark-to-market debt adjustments. Because net income attributable to noncontrolling interests is added back to FFO, Core FFO, when used in this Annual Report on Form 10-K, represents Core FFO attributable to common shareholders and unitholders.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO and Core FFO for the years ended December 31, 2025 and 2024, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Year ended December 31,
	2025	2024
Net income available for MAA common shareholders	$443,221	$523,855
Depreciation and amortization of real estate assets	616,774	579,927
Gain on sale of depreciable real estate assets	(72,066)	(55,003)
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	667	628
Gain on consolidation of third-party development (1)	—	(11,239)
Net income attributable to noncontrolling interests	9,657	14,033
FFO attributable to common shareholders and unitholders	998,253	1,052,201
(Gain) loss on embedded derivative in preferred shares (1)	(1,111)	18,751
Gain on investments, net of tax (1)(2)	(6,069)	(6,078)
Casualty related (recoveries) and charges, net (1)	(4,598)	(9,326)
Legal costs, settlements and (recoveries), net (1)(3)	61,908	9,437
Core FFO attributable to common shareholders and unitholders	$1,048,383	$1,064,985
(1)
Included in “Other non-operating expense (income)” in the Consolidated Statements of Operations.
(2)
For the years ended December 31, 2025 and 2024, gain on investments is presented net of tax expense of $1.4 million and $1.7 million, respectively.
(3)
For the years ended December 31, 2025 and 2024, in accordance with our accounting policies, we recognized $61.9 million and $8.0 million, respectively, of accrued legal settlements and legal defense costs.

Core FFO attributable to common shareholders and unitholders for the year ended December 31, 2025 was $1.0 billion, a decrease of $16.6 million as compared to the year ended December 31, 2024, primarily as a result of increases in property operating expenses, excluding depreciation and amortization, of $17.7 million, and interest expense of $16.7 million, partially offset by an increase in property revenues of $18.1 million.

Net Debt, EBITDA, EBITDAre, and Adjusted EBITDAre

Net debt, a non-GAAP financial measure, represents unsecured notes payable, net and secured notes payable, net less cash and cash equivalents and 1031(b) exchange proceeds included in restricted cash. Management considers net debt a helpful tool in evaluating our debt position. Net debt should not be considered as an alternative to any GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

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

Adjusted EBITDAre is comprised of EBITDAre further adjusted for items that are not considered part of our core operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments; casualty related charges and (recoveries), net; gain or loss on debt extinguishment; and legal costs, settlements and (recoveries), net. As an owner and operator of real estate, management considers Adjusted EBITDAre to be an important measure of performance from core operations because Adjusted EBITDAre excludes various income and expense items that are not indicative of operating performance. Our computation of Adjusted EBITDAre may differ from the methodology utilized by other REITs to calculate Adjusted EBITDAre. Adjusted EBITDAre should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

Management monitors its debt levels to a ratio of net debt to Adjusted EBITDAre in order to maintain our investment grade credit ratings. We believe this is an important factor in the management of our debt levels to maintain an optimal capital structure, and it is also considered in the assignment of our credit ratings. Adjusted EBITDAre is measured on a trailing twelve-month basis.

The following table presents a reconciliation of unsecured notes payable, net and secured notes payable, net to net debt as of December 31, 2025 and 2024, as we believe unsecured notes payable, net and secured notes payable, net, combined, is the most directly comparable GAAP measure (dollars in thousands):

	December 31, 2025	December 31, 2024
Unsecured notes payable, net	$5,044,979	$4,620,690
Secured notes payable, net	360,393	360,267
Total debt	5,405,372	4,980,957
Cash and cash equivalents	(60,258)	(43,018)
Net debt	$5,345,114	$4,937,939

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the years ended December 31, 2025 and 2024, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Net income	$456,566	$541,576
Depreciation and amortization	622,295	585,616
Interest expense	185,257	168,544
Income tax expense	4,595	5,240
EBITDA	1,268,713	1,300,976
Gain on sale of depreciable real estate assets	(72,066)	(55,003)
Gain on consolidation of third-party development (1)	—	(11,239)
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,424	1,363
EBITDAre	1,198,071	1,236,097
(Gain) loss on embedded derivative in preferred shares (1)	(1,111)	18,751
Gain on investments (1)	(7,457)	(7,809)
Casualty related (recoveries) and charges, net (1)	(4,598)	(9,326)
Legal costs, settlements and (recoveries), net (1) (2)	61,908	9,437
Adjusted EBITDAre	$1,246,813	$1,247,150
(1)
Included in “Other non-operating expense (income)” in the Consolidated Statements of Operations.
(2)
For the years ended December 31, 2025 and 2024, in accordance with our accounting policies, we recognized $61.9 million and $8.0 million, respectively, of accrued legal settlements and legal defense costs.

Our net debt to Adjusted EBITDAre ratio as of December 31, 2025 was 4.3x as compared to a ratio of 4.0x as of December 31, 2024. The change in the ratio was primarily due to an increase of $407.2 million in comparing net debt as of December 31, 2025 to net debt as of December 31, 2024. The increase in net debt was primarily due to an increase in borrowings under the commercial paper program, partially offset by an increase in cash and cash equivalents. The increase in borrowings under the commercial paper program was primarily driven by an increase in cash requirements to fund acquisition, development, redevelopment and property repositioning activities.

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

As of December 31, 2025, we had $879.2 million of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.1 billion for the year ended December 31, 2025, a decrease of $20.1 million as compared to the year ended December 31, 2024. The decrease in operating cash flows was primarily driven by an increase in property operating expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $690.2 million for the year ended December 31, 2025, a decrease of $135.3 million as compared to the year ended December 31, 2024. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow during the year ended December 31,		Increase (Decrease)
	2025	2024	in Net Cash
Purchases of real estate and other assets	$(133,447)	$(301,071)	$167,624
Capital improvements and other	(360,238)	(322,372)	(37,866)
Development costs	(272,030)	(313,888)	41,858
Contributions to affiliates	(9,850)	(2,874)	(6,976)
Proceeds from sale of markable equity securities	—	9,975	(9,975)
Net proceeds from insurance recoveries	3,657	20,195	(16,538)

The decrease in cash outflows for purchases of real estate and other assets was primarily driven by the number of real estate assets acquired during the year ended December 31, 2025 as compared to the year ended December 31, 2024. During the year ended December 31, 2025, we acquired one apartment community and closed on the pre-purchase of a multifamily development community. During the year ended December 31, 2024, we acquired three apartment communities and closed on the pre-purchase of a multifamily development community. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment and repositioning activities during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in cash outflows for development costs was primarily driven by decreased development activity during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in cash outflows for contributions to affiliates was driven by a larger amount of investments made in the technology-focused limited partnerships during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in cash inflows from proceeds from sale of marketable equity securities resulted from no marketable securities being sold during the year ended December 31, 2025 as compared to the sale of marketable equity securities during the year ended December 31, 2024. The decrease in cash inflows from net proceeds from insurance recoveries was driven by a decrease in insurance reimbursements received for storm-related casualty claims during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities was $370.7 million for the year ended December 31, 2025, an increase of $99.6 million as compared to the year ended December 31, 2024. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow) during the year ended December 31,		Increase (Decrease)
	2025	2024	in Net Cash
Net proceeds from (payments of) commercial paper	$426,000	$(245,000)	$671,000
Proceeds from notes payable	397,416	1,091,646	(694,230)
Repurchase of common shares	(27,235)	—	(27,235)
Dividends paid on common shares	(709,024)	(686,900)	(22,124)
Acquisition of noncontrolling interests	(26,786)	—	(26,786)

The increase in cash inflows related to the net proceeds from (payments of) commercial paper resulted from the increase in net borrowings of $426.0 million under our commercial paper program during the year ended December 31, 2025 as compared to the decrease in net borrowings of $245.0 million under our commercial paper program during the year ended December 31, 2024. The decrease in cash inflows from proceeds from notes payable resulted from the issuance of $400.0 million of unsecured senior notes during the year ended December 31, 2025 as compared to the issuance of $1.1 billion of unsecured senior notes during the year ended December 31, 2024. The increase in cash outflows for repurchase of common shares resulted from MAA’s repurchase of 0.2 million shares of its common stock at an average price of $131.61 per share for total consideration of $27.2 million under its share repurchase program during the year ended December 31, 2025 as compared to no repurchase of common shares during the year ended December 31, 2024. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $6.06 per share during the year ended December 31, 2025 as compared to the dividend rate of $5.88 per share during the year ended December 31, 2024. The increase in cash outflows from the acquisition of noncontrolling interests resulted from the acquisitions of the noncontrolling interests in two consolidated real estate entities during the year ended December 31, 2025 as compared to no acquisition of noncontrolling interests during the year ended December 31, 2024.

Debt

The following schedule reflects our outstanding debt as of December 31, 2025 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,400,000	6.0	3.8%
Variable rate commercial paper	676,000	0.1	3.9%
Debt issuance costs, discounts and premiums	(31,021)
Total unsecured debt	$5,044,979	5.2	3.8%

Secured debt
Fixed rate property mortgages	$363,293	23.1	4.4%
Debt issuance costs	(2,900)
Total secured debt	$360,393	23.1	4.4%
Total debt	$5,405,372	6.4	3.8%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and premiums, as of December 31, 2025 (dollars in thousands):

	Commercial Paper (1) & Revolving Credit Facility (2)	Senior Notes	Property Mortgages	Total
2026	$676,000	$299,516	$—	$975,516
2027	—	598,907	—	598,907
2028	—	398,519	—	398,519
2029	—	554,833	—	554,833
2030	—	298,573	—	298,573
2031	—	446,959	—	446,959
2032	—	395,428	—	395,428
2033	—	393,928	—	393,928
2034	—	344,477	—	344,477
2035	—	344,342	—	344,342
Thereafter	—	293,497	360,393	653,890
Total	$676,000	$4,368,979	$360,393	$5,405,372
(1)
There was $676.0 million outstanding under MAALP’s commercial paper program as of December 31, 2025. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $750.0 million. For the year ended December 31, 2025, average daily borrowings outstanding under the commercial paper program were $379.9 million.
(2)
There were no borrowings outstanding under MAALP’s $1.5 billion unsecured revolving credit facility as of December 31, 2025.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts and premiums, as of December 31, 2025 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2026	$299,516	1.2%
2027	598,907	3.7%
2028	398,519	4.2%
2029	554,833	3.7%
2030	298,573	3.1%
2031	446,959	1.8%
2032	395,428	5.4%
2033	393,928	4.8%
2034	344,477	5.1%
2035	344,342	5.1%
Thereafter	653,890	3.8%
Total	$4,729,372	3.8%

Unsecured Revolving Credit Facility & Commercial Paper

In October 2025, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.5 billion with an option to expand to $2.0 billion. The revolving credit facility bears interest at a variable rate, at MAALP’s election, of either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.65% to 1.40% based upon MAALP’s credit rating, with the current spread at 0.725%, or (2) the base rate set forth in the credit agreement plus an applicable margin ranging from 0.00% to 0.40% based upon MAALP’s credit rating. The revolving credit facility has a maturity date in January 2030 with an option to extend for two additional six-month periods. As of December 31, 2025, there was no outstanding balance under the revolving credit facility, while $5.0 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days. In October 2025, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding under the program from $625.0 million to $750.0 million. As of December 31, 2025, there were $676.0 million of borrowings outstanding under the commercial paper program. For the year ended December 31, 2025, the average daily borrowings outstanding under the commercial paper program were $379.9 million.

Unsecured Senior Notes

As of December 31, 2025, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding.

In January 2024, MAALP publicly issued $350.0 million in aggregate principal amount of unsecured senior notes due March 2034 with a coupon rate of 5.000% per annum and at an issue price of 99.019%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, and commenced on September 15, 2024. The notes have an effective interest rate of 5.123%. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program.

In May 2024, MAALP publicly issued $400.0 million in aggregate principal amount of unsecured senior notes due February 2032 with a coupon rate of 5.300% per annum and at an issue price of 99.496%. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, and commenced on August 15, 2024. The notes have an effective interest rate of 5.382%. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program.

In June 2024, MAALP retired $400.0 million of publicly issued unsecured senior notes at maturity using available cash on hand and borrowings under the commercial paper program.

In December 2024, MAALP publicly issued $350.0 million in aggregate principal amount of unsecured senior notes due March 2035 with a coupon rate of 4.950% per annum and at an issue price of 99.170%. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, and commenced on September 1, 2025. The notes have an effective interest rate of 5.053%. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program.

In November 2025, MAALP publicly issued $400.0 million in aggregate principal amount of unsecured senior notes due
January 2033 with a coupon rate of 4.650% per annum and at an issue price of 99.354%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2026. The notes have an effective interest rate of 4.755%. The proceeds from the sale of the notes were used to repay borrowings under MAALP’s commercial paper program, which were used to repay MAALP’s 2015 publicly issued notes that matured in November 2025.

In November 2025, MAALP retired $400.0 million of publicly issued unsecured senior notes at maturity.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of December 31, 2025, MAALP had $363.3 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

Equity

As of December 31, 2025, MAA owned 116,878,077 OP Units, comprising a 97.5% limited partnership interest in MAALP, while the remaining 2,941,839 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 2,941,839 shares of its common stock that, as of December 31, 2025, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

As previously discussed in this Annual Report on Form 10-K, MAA has established an ATM program enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the ATM program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock at such times as determined by MAA.

MAA has no obligation to issue shares through the ATM program. During the years ended December 31, 2025 and 2024, MAA did not sell any shares of common stock under the ATM program. As of December 31, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Material Cash Requirements

The following table summarizes material cash requirements as of December 31, 2025 related to contractual obligations, which consist of principal and interest on our debt obligations and right-of-use lease liabilities (dollars in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations (1)	$976,000	$600,000	$400,000	$550,000	$300,000	$2,613,293	$5,439,293
Fixed rate interest	172,744	164,586	145,386	126,124	111,136	693,839	1,413,815
Right-of-use lease liabilities (2)	3,098	3,136	1,714	820	771	54,187	63,726
Total	$1,151,842	$767,722	$547,100	$676,944	$411,907	$3,361,319	$6,916,834
(1)
Represents principal payments gross of debt issuance costs, discounts and premiums.
(2)
Primarily comprised of a ground lease underlying one apartment community we own and the lease of our corporate headquarters.

As of December 31, 2025, we also had obligations, which are not reflected in the table above, to make additional capital contributions to six technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of December 31, 2025, we had committed to make additional capital contributions totaling up to $20.8 million if and when called by the general partners of the limited partnerships.

As discussed below, we have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of December 31, 2025, we had eight development communities under construction totaling 2,522 apartment units once complete. Total expected costs for the eight development projects are $932.0 million, of which $625.6 million had been incurred through December 31, 2025. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2026, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2025. We expect to have additional development projects in the future.

During the year ended December 31, 2025, we acquired one multifamily apartment community for approximately $96 million and acquired three land parcels for future development for approximately $37 million. These activities were funded from borrowings under the commercial paper program and available cash on hand.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. We expect to pay quarterly dividends at an annual rate of $6.12 per share of MAA common stock during the year ending December 31, 2026. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify MAA’s dividend policy from time to time.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the year ended December 31, 2025, we experienced inflationary pressures that drove higher operating expenses, primarily in personnel, utilities, building repair and maintenance, marketing and office operations expenses.

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

Impairment of long-lived assets

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets. Management periodically evaluates long-lived assets, including investments in real estate, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. Long-lived assets, such as real estate assets, equipment, right-of-use lease assets and purchased intangibles subject to amortization, are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. Management generally considers the individual assets of an apartment community to collectively represent an asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management calculates the fair value of an asset by dividing estimated future annual cash flow by a market capitalization rate. No material impairment losses were recognized during the years ended December 31, 2025 and 2024.

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

Valuation of embedded derivative

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to the statement of operations. The derivative asset related to the redemption feature is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at our option beginning on October 1, 2026 and at the redemption price of $50 per share. We may use various significant inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as us, treasury rates and trading data available of prices of the preferred shares, to determine the fair value of the bifurcated call option. As a result of the adjustments recorded to reflect the change in fair value of the derivative asset, the fair value of the embedded derivative asset increased to $14.3 million as of December 31, 2025 as compared to $13.2 million as of December 31, 2024, an increase in value of the asset of $1.1 million.

Arriving at the valuation of the embedded derivative requires a significant amount of subjective judgment by management, and the valuation of the embedded derivative is highly sensitive to changes in certain inputs in the analysis. For example, changes in the inputs of the MAALP bond yields, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA and treasury rates could cause the valuation of the embedded derivative to materially change from the recorded balance as of December 31, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2025, 24.5% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of December 31, 2025, 87.5% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

None.

Item 9A. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

MAA’s management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA’s internal control over financial reporting as of December 31, 2025 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, MAA’s management concluded that MAA’s internal control over financial reporting was effective as of December 31, 2025.

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

(c) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Operating Partnership in its in Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Exchange Act Rule 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025 based on the framework specified in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management of the Operating Partnership has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2025. An attestation report of the independent registered public accounting firm of the Operating Partnership will not be required as long as the Operating Partnership is a non-accelerated filer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

(c) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Non-Rule 10b5-1 Trading Arrangements.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in MAA’s 2026 Proxy Statement in the sections entitled “Board Structure and Composition,” “Director Nominees for Election” and “Executive Officers of the Registrant,” is incorporated herein by reference in response to this Item 10.

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

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all personnel of the Company, including directors, officers and employees and other covered persons, as well as the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained in MAA’s 2026 Proxy Statement in the sections entitled “Executive Compensation Tables,” “Director Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in MAA’s 2026 Proxy Statement in the sections entitled “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in MAA’s 2026 Proxy Statement in the sections entitled “Certain Relationships and Related Party Transactions” and “Indebtedness of Management” is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accountant Fees and Services.

The information contained in MAA’s 2026 Proxy Statement in the section entitled “Audit and Non-Audit Fees” is incorporated herein by reference in response to this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.	Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1

Financial Statements of Mid-America Apartment Communities, Inc.:
	Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4
	Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-5
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	F-6
	Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-8

Financial Statements of Mid-America Apartments, L.P.:
	Consolidated Balance Sheets as of December 31, 2025 and 2024	F-9
	Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-10
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	F-11
	Consolidated Statements of Changes in Capital for the years ended December 31, 2025, 2024 and 2023	F-12
	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-13

	Notes to Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023	F-14

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025	F-34

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

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

4.20

Tenth Supplemental Indenture, dated as of November 10, 2025, by and between Mid-America Apartments, L.P. and U.S. Bank Trust Company, National Association (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025 and incorporated herein by reference).

4.21	Description of Securities (Filed as Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2020 and incorporated herein by reference).

10.1†

Employment Agreement, dated as of April 1, 2025 by and between the Registrant and H. Eric Bolton, Jr. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2025 and incorporated herein by reference).

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

10.16

Fifth Amended and Restated Credit Agreement, dated as of October 21, 2025, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, KeyBank National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, Citibank, N.A., TD Bank, N.A., and Mizuho Bank, LTD., as Co-Documentation Agents, and the lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2025 and incorporated herein by reference).

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

10.22	Settlement Agreement dated January 26, 2026, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., and the Plaintiffs.

19	Statement of Company Policy on Insider Trading and Disclosure (Filed as Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2025 and incorporated herein by reference).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA.

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP.

31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	MAA Compensation Recoupment Policy (Filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2024 and incorporated herein by reference).

101

The following financial information from Mid-America Apartment Communities, Inc.’s and Mid-America Apartments, L.P.’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on February 6, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) the Consolidated Statements of Equity/Changes in Capital for the years ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 6, 2026	/s/ A. Brad Hill
A. Brad Hill President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 6, 2026	/s/ A. Brad Hill
A. Brad Hill Director President and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2026	/s/ A. Clay Holder
A. Clay Holder Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2026	/s/ David Herring
David Herring Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 6, 2026	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors

Date:	February 6, 2026	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 6, 2026	/s/ Deborah H. Caplan
Deborah H. Caplan Director

Date:	February 6, 2026	/s/ John P. Case
John P. Case Director

Date:	February 6, 2026	/s/ Tamara Fischer
Tamara Fischer Director

Date:	February 6, 2026	/s/ Sheila K. McGrath
Sheila K. McGrath Director

Date:	February 6, 2026	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 6, 2026	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 6, 2026	/s/ Gary Shorb
Gary Shorb Director

Date:	February 6, 2026	/s/ David P. Stockert
David P. Stockert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 6, 2026	/s/ A. Brad Hill
A. Brad Hill President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as an officer or director of Mid-America Apartment Communities, Inc., in its capacity as the general partner of the registrant and on the dates indicated.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 6, 2026	/s/ A. Brad Hill
A. Brad Hill Director President and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2026	/s/ A. Clay Holder
A. Clay Holder Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2026	/s/ David Herring
David Herring Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	February 6, 2026	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors

Date:	February 6, 2026	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 6, 2026	/s/ Deborah H. Caplan
Deborah H. Caplan Director

Date:	February 6, 2026	/s/ John P. Case
John P. Case Director

Date:	February 6, 2026	/s/ Tamara Fischer
Tamara Fischer Director

Date:	February 6, 2026	/s/ Sheila K. McGrath
Sheila K. McGrath Director

Date:	February 6, 2026	/s/ Edith Kelly-Green
Edith Kelly-Green Director

Date:	February 6, 2026	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 6, 2026	/s/ Gary Shorb
Gary Shorb Director

Date:	February 6, 2026	/s/ David P. Stockert
David P. Stockert Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 8 to the consolidated financial statements, the Series I Preferred Stock shares (“preferred shares”) include a redemption feature which represents an embedded call option exercisable at the Company’s option beginning on October 1, 2026 at the redemption price of $50 per share. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred shares to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2025, the fair value of the Company’s embedded derivative asset was $14.3 million.

Auditing the Company’s valuation of this bifurcated embedded derivative was challenging as the Company uses a valuation methodology that uses and weights various inputs and calculations in the analysis, including risk adjusted yields of relevant Company bond issuances and yields and spreads of relevant indices, estimated coupon yields on preferred stock instruments from REITs with similar credit ratings, treasury rates, and trading data available of prices of the preferred shares, and includes significant assumptions about economic and market conditions with uncertain future outcomes. The selection and weighting of inputs can materially impact the fair value.

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

To test the valuation of the embedded derivative asset, our audit procedures included, among others, assessing the methodology used in the valuation model and testing the significant assumptions discussed above. For example, we evaluated management’s assumptions by comparing the rates that were used to discount future dividend payments from the preferred stock to independently obtained observable market data. We also assessed the completeness and accuracy of the underlying data used by the Company in its valuation. In addition, we involved our valuation specialists to assist in our evaluation of the methodology used by the Company and the underlying inputs and assumptions noted above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Memphis, Tennessee

February 6, 2026

Report of Independent Registered Public Accounting Firm

To the Partners of Mid-America Apartments, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the Operating Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Valuation of Embedded Derivative
Description of the Matter

As disclosed in Notes 6 and 9 to the consolidated financial statements, the MAALP Series I Preferred Units (“preferred units”) have the same characteristics as the MAA Series I Preferred Stock shares (“preferred shares”), and thus include a redemption feature which represents an embedded call option exercisable at the Operating Partnership’s option beginning on October 1, 2026 at the redemption price of $50 per unit. The embedded call option has been bifurcated as a separate asset and is valued at fair value each reporting period with changes in its fair value reported in earnings. At each reporting date, management performs an analysis which compares the perpetual value of the preferred units to the value of the preferred units assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. At December 31, 2025, the fair value of the Operating Partnership’s embedded derivative asset was $14.3 million.

Auditing the Operating Partnership’s valuation of this bifurcated embedded derivative was challenging as the Operating Partnership uses a complex valuation methodology that uses and weights various inputs and calculations in the analysis, including risk adjusted yields of relevant Operating Partnership bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings, treasury rates, and trading data available of prices of the preferred shares, and includes significant assumptions about economic and market conditions with uncertain future outcomes. The selection and weighting of inputs can materially impact the fair value.

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

To test the valuation of the embedded derivative asset, our audit procedures included, among others, assessing the methodology used in the valuation model and testing the significant assumptions discussed above. For example, we evaluated management’s assumptions by comparing the rates that were used to discount future dividend payments from the preferred units to independently obtained observable market data. We also assessed the completeness and accuracy of the underlying data used by the Operating Partnership in its valuation. In addition, we involved our valuation specialists to assist in our evaluation of the methodology used by the Operating Partnership and the underlying inputs and assumptions noted above.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2012.

Memphis, Tennessee

February 6, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid-America Apartment Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mid-America Apartment Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 6, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

February 6, 2026

Mid-America Apartment Communities, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Real estate assets:
Land	$2,129,401	$2,096,912
Buildings and improvements and other	14,852,509	14,160,799
Development and capital improvements in progress	426,759	470,282
	17,408,669	16,727,993
Less: Accumulated depreciation	(5,914,017)	(5,327,584)
	11,494,652	11,400,409
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,313	41,650
Real estate assets, net	11,609,324	11,515,418

Cash and cash equivalents	60,258	43,018
Restricted cash	13,717	13,743
Other assets	245,683	232,426
Assets held for sale	46,401	7,764
Total assets	$11,975,383	$11,812,369

Liabilities and equity
Liabilities:
Unsecured notes payable, net	$5,044,979	$4,620,690
Secured notes payable, net	360,393	360,267
Accrued expenses and other liabilities	730,366	683,748
Total liabilities	6,135,738	5,664,705

Redeemable common stock(1)	20,402	22,230

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 116,878,077 and 116,883,421 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively(1)	1,166	1,166
Additional paid-in capital	7,401,962	7,417,453
Accumulated distributions in excess of net income	(1,734,986)	(1,469,557)
Accumulated other comprehensive loss	(5,300)	(6,940)
Total MAA shareholders’ equity	5,662,851	5,942,131
Noncontrolling interests - OP Units	141,503	155,409
Total Company’s shareholders’ equity	5,804,354	6,097,540
Noncontrolling interests - consolidated real estate entities	14,889	27,894
Total equity	5,819,243	6,125,434
Total liabilities and equity	$11,975,383	$11,812,369
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 are 146,875 and 143,822, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Operations

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

	2025	2024	2023
Revenues:
Rental and other property revenues	$2,209,126	$2,191,015	$2,148,468
Expenses:
Operating expenses, excluding real estate taxes and insurance	518,860	502,735	461,540
Real estate taxes and insurance	318,947	317,357	306,601
Depreciation and amortization	622,295	585,616	565,063
Total property operating expenses	1,460,102	1,405,708	1,333,204
Property management expenses	74,779	72,040	67,784
General and administrative expenses	54,807	56,516	58,578
Interest expense	185,257	168,544	149,234
(Gain) loss on sale of depreciable real estate assets	(72,066)	(55,003)	62
Gain on sale of non-depreciable real estate assets	—	—	(54)
Other non-operating expense (income)	47,161	(1,655)	(31,185)
Income before income tax expense	459,086	544,865	570,845
Income tax expense	(4,595)	(5,240)	(4,744)
Income from continuing operations before real estate joint venture activity	454,491	539,625	566,101
Income from real estate joint venture	2,075	1,951	1,730
Net income	456,566	541,576	567,831
Net income attributable to noncontrolling interests	9,657	14,033	15,025
Net income available for shareholders	446,909	527,543	552,806
Dividends to MAA Series I preferred shareholders	3,688	3,688	3,688
Net income available for MAA common shareholders	$443,221	$523,855	$549,118

Earnings per common share - basic:
Net income available for MAA common shareholders	$3.79	$4.49	$4.71

Earnings per common share - diluted:
Net income available for MAA common shareholders	$3.78	$4.49	$4.71

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
Net income	$456,566	$541,576	$567,831
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	1,689	1,878	1,326
Total comprehensive income	458,255	543,454	569,157
Comprehensive income attributable to noncontrolling interests	(9,706)	(14,087)	(15,063)
Comprehensive income attributable to MAA	$448,549	$529,367	$554,094

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Equity

Years ended December 31, 2025, 2024 and 2023

(Dollars and shares in thousands)

	Mid-America Apartment Communities, Inc. Shareholders								Noncontrolling
	Preferred Stock		Common Stock		Additional	Accumulated Distributions	Accumulated Other	Noncontrolling Interests -	Interests - Consolidated		Redeemable
	Shares	Amount	Shares	Amount	Paid-In Capital	in Excess of Net Income	Comprehensive Loss	Operating Partnership	Real Estate Entities	Total Equity	Common Stock
EQUITY BALANCE DECEMBER 31, 2022	868	$9	115,344	$1,152	$7,202,834	$(1,188,854)	$(10,052)	$163,595	$21,064	$6,189,748	$20,671
Net income	—	—	—	—	—	552,806	—	14,963	62	567,831	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,288	38	—	1,326	—
Issuance and registration of common shares	—	—	1,244	12	203,333	—	—	—	—	203,345	2,135
Shares repurchased and retired	—	—	(57)	—	(7,870)	—	—	—	—	(7,870)	—
Shares issued in exchange for common units	—	—	21	—	1,092	—	—	(1,092)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	4	577	—	—	—	—	581	(581)
Redeemable stock fair market value adjustment	—	—	—	—	—	3,058	—	—	—	3,058	(3,058)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(3,486)	—	—	3,486	—	—	—
Amortization of unearned compensation	—	—	—	—	18,198	—	—	—	—	18,198	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($5.670 per share)	—	—	—	—	—	(661,585)	—	—	—	(661,585)	—
Distributions on noncontrolling interests units ($5.670 per unit)	—	—	—	—	—	—	—	(17,862)	—	(17,862)	—
Acquisition of noncontrolling interest	—	—	—	—	(14,757)	—	—	—	(1,000)	(15,757)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	2,630	2,630	—
EQUITY BALANCE DECEMBER 31, 2023	868	$9	116,552	$1,168	$7,399,921	$(1,298,263)	$(8,764)	$163,128	$22,756	$6,279,955	$19,167
Net income	—	—	—	—	—	527,543	—	14,033	—	541,576	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,824	54	—	1,878	—
Issuance and registration of common shares	—	—	158	2	(725)	—	—	—	—	(723)	2,420
Shares repurchased and retired	—	—	(38)	(1)	(4,973)	—	—	—	—	(4,974)	—
Shares issued in exchange for common units	—	—	68	1	3,528	—	—	(3,529)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	(4)	2,073	—	—	—	—	2,069	(2,069)
Redeemable stock fair market value adjustment	—	—	—	—	—	(2,712)	—	—	—	(2,712)	2,712
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	(21)	—	—	21	—	—	—
Amortization of unearned compensation	—	—	—	—	17,650	—	—	—	—	17,650	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($5.925 per share)	—	—	—	—	—	(692,437)	—	—	—	(692,437)	—
Distributions on noncontrolling interests units ($5.925 per unit)	—	—	—	—	—	—	—	(18,298)	—	(18,298)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	5,138	5,138	—
EQUITY BALANCE DECEMBER 31, 2024	868	$9	116,740	$1,166	$7,417,453	$(1,469,557)	$(6,940)	$155,409	$27,894	$6,125,434	$22,230
Net income (loss)	—	—	—	—	—	446,909	—	11,384	(1,727)	456,566	—
Other comprehensive income - derivative instruments	—	—	—	—	—	—	1,640	49	—	1,689	—
Issuance and registration of common shares	—	—	85	1	(663)	—	—	—	—	(662)	2,400
Shares repurchased and retired	—	—	(228)	(2)	(30,334)	—	—	—	—	(30,336)	—
Exercise of stock options	—	—	—	—	38	—	—	—	—	38	—
Shares issued in exchange for common units	—	—	134	1	6,758	—	—	(6,759)	—	—	—
Shares issued in exchange for redeemable stock	—	—	—	—	2,109	—	—	—	—	2,109	(2,109)
Redeemable stock fair market value adjustment	—	—	—	—	—	2,119	—	—	—	2,119	(2,119)
Adjustment for noncontrolling interests in Operating Partnership	—	—	—	—	516	—	—	(516)	—	—	—
Amortization of unearned compensation	—	—	—	—	18,275	—	—	—	—	18,275	—
Dividends on preferred stock	—	—	—	—	—	(3,688)	—	—	—	(3,688)	—
Dividends on common stock ($6.075 per share)	—	—	—	—	—	(710,769)	—	—	—	(710,769)	—
Distributions on noncontrolling interests units ($6.075 per unit)	—	—	—	—	—	—	—	(18,064)	—	(18,064)	—
Acquisition of noncontrolling interest	—	—	—	—	(12,190)	—	—	—	(14,596)	(26,786)	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	3,318	3,318	—
EQUITY BALANCE DECEMBER 31, 2025	868	$9	116,731	$1,166	$7,401,962	$(1,734,986)	$(5,300)	$141,503	$14,889	$5,819,243	$20,402

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$456,566	$541,576	$567,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	622,969	586,402	565,857
(Gain) loss on sale of depreciable real estate assets	(72,066)	(55,003)	62
Gain on sale of non-depreciable real estate assets	—	—	(54)
Gain on consolidation of third-party development	—	(11,239)	—
(Gain) loss on embedded derivative in preferred shares	(1,111)	18,751	(18,528)
Stock compensation expense	16,839	15,789	15,699
Amortization of debt issuance costs, discounts and premiums	6,564	6,036	5,909
Gain on investments	(7,457)	(7,809)	(4,449)
Change in accrued expenses and other liabilities	46,618	38,592	29,313
Net change in other operating accounts and operating activities	9,253	(34,803)	(24,453)
Net cash provided by operating activities	1,078,175	1,098,292	1,137,187

Cash flows from investing activities:
Purchases of real estate and other assets	(133,447)	(301,071)	(223,453)
Capital improvements and other	(360,238)	(322,372)	(341,224)
Development costs	(272,030)	(313,888)	(198,152)
Distributions from real estate joint venture	337	327	312
Contributions to affiliates	(9,850)	(2,874)	(16,636)
Proceeds from real estate asset dispositions	81,353	84,209	2,946
Proceeds from sale of markable equity securities	—	9,975	—
Net proceeds from insurance recoveries	3,657	20,195	945
Net cash used in investing activities	(690,218)	(825,499)	(775,262)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	426,000	(245,000)	475,000
Proceeds from notes payable	397,416	1,091,646	—
Principal payments on notes payable	(400,000)	(400,000)	(353,861)
Payment of deferred financing costs	(10,911)	(10,317)	(2)
Repurchase of common shares	(27,235)	—	—
Distributions to noncontrolling interests	(18,222)	(18,260)	(17,671)
Dividends paid on common shares	(709,024)	(686,900)	(651,717)
Dividends paid on preferred shares	(3,688)	(3,688)	(3,688)
Proceeds from issuances of common shares	1,452	1,230	205,070
Acquisition of noncontrolling interests	(26,786)	—	(15,757)
Net change in other financing activities	255	166	(5,279)
Net cash used in financing activities	(370,743)	(271,123)	(367,905)

Net increase (decrease) in cash, cash equivalents and restricted cash	17,214	1,670	(5,980)
Cash, cash equivalents and restricted cash, beginning of period	56,761	55,091	61,071
Cash, cash equivalents and restricted cash, end of period	$73,975	$56,761	$55,091

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$60,258	$43,018	$41,314
Restricted cash	13,717	13,743	13,777
Total cash, cash equivalents and restricted cash	$73,975	$56,761	$55,091

Supplemental information:
Interest paid	$190,259	$164,883	$157,566
Income taxes paid	300	3,343	4,002
Non-cash transactions:
Distributions on common shares/ units declared and accrued	$183,324	$181,738	$176,162
Accrued construction in progress	25,914	32,903	23,345
Interest capitalized	18,863	17,435	12,376
Conversion of OP Units to shares of common stock	6,759	3,529	1,092

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in thousands)

	December 31, 2025	December 31, 2024
Assets
Real estate assets:
Land	$2,129,401	$2,096,912
Buildings and improvements and other	14,852,509	14,160,799
Development and capital improvements in progress	426,759	470,282
	17,408,669	16,727,993
Less: Accumulated depreciation	(5,914,017)	(5,327,584)
	11,494,652	11,400,409
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,313	41,650
Real estate assets, net	11,609,324	11,515,418

Cash and cash equivalents	60,258	43,018
Restricted cash	13,717	13,743
Other assets	245,683	232,426
Assets held for sale	46,401	7,764
Total assets	$11,975,383	$11,812,369

Liabilities and capital
Liabilities:
Unsecured notes payable, net	$5,044,979	$4,620,690
Secured notes payable, net	360,393	360,267
Accrued expenses and other liabilities	730,366	683,748
Due to general partner	19	19
Total liabilities	6,135,757	5,664,724

Redeemable common units(1)	20,402	22,230

Operating Partnership capital:
Preferred units, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of December 31, 2025 and December 31, 2024, respectively	66,840	66,840
General partner, 116,878,077 and 116,883,421 OP Units outstanding as of December 31, 2025 and December 31, 2024, respectively(1)	5,601,367	5,882,336
Limited partners, 2,941,839 and 3,075,552 OP Units outstanding as of December 31, 2025 and December 31, 2024, respectively(1)	141,503	155,409
Accumulated other comprehensive loss	(5,375)	(7,064)
Total operating partners’ capital	5,804,335	6,097,521
Noncontrolling interests - consolidated real estate entities	14,889	27,894
Total equity	5,819,224	6,125,415
Total liabilities and equity	$11,975,383	$11,812,369
(1)
Number of units outstanding represents total OP Units regardless of classification on the Consolidated Balance Sheets. The number of units classified as redeemable common units on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 are 146,875 and 143,822, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Operations

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per unit data)

	2025	2024	2023
Revenues:
Rental and other property revenues	$2,209,126	$2,191,015	$2,148,468
Expenses:
Operating expenses, excluding real estate taxes and insurance	518,860	502,735	461,540
Real estate taxes and insurance	318,947	317,357	306,601
Depreciation and amortization	622,295	585,616	565,063
Total property operating expenses	1,460,102	1,405,708	1,333,204
Property management expenses	74,779	72,040	67,784
General and administrative expenses	54,807	56,516	58,578
Interest expense	185,257	168,544	149,234
(Gain) loss on sale of depreciable real estate assets	(72,066)	(55,003)	62
Gain on sale of non-depreciable real estate assets	—	—	(54)
Other non-operating expense (income)	47,161	(1,655)	(31,185)
Income before income tax expense	459,086	544,865	570,845
Income tax expense	(4,595)	(5,240)	(4,744)
Income from continuing operations before real estate joint venture activity	454,491	539,625	566,101
Income from real estate joint venture	2,075	1,951	1,730
Net income	456,566	541,576	567,831
Net (loss) income attributable to noncontrolling interests	(1,727)	—	62
Net income available for MAALP unitholders	458,293	541,576	567,769
Distributions to MAALP preferred unitholders	3,688	3,688	3,688
Net income available for MAALP common unitholders	$454,605	$537,888	$564,081

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$3.79	$4.49	$4.71

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$3.78	$4.49	$4.71

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
Net income	$456,566	$541,576	$567,831
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	1,689	1,878	1,326
Total comprehensive income	458,255	543,454	569,157
Comprehensive loss (income) attributable to noncontrolling interests	1,727	—	(62)
Comprehensive income attributable to MAALP	$459,982	$543,454	$569,095

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Changes in Capital

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	Mid-America Apartments, L.P. Unitholders				Noncontrolling
	Limited Partner	General Partner	Preferred Units	Accumulated Other Comprehensive Loss	Interests - Consolidated Real Estate Entities	Total Partnership Capital	Redeemable Common Units
CAPITAL BALANCE DECEMBER 31, 2022	$163,595	$5,948,498	$66,840	$(10,268)	$21,064	$6,189,729	$20,671
Net income	14,963	549,118	3,688	—	62	567,831	—
Other comprehensive income - derivative instruments	—	—	—	1,326	—	1,326	—
Issuance of units	—	203,345	—	—	—	203,345	2,135
Units repurchased and retired	—	(7,870)	—	—	—	(7,870)	—
General partner units issued in exchange for limited partner units	(1,092)	1,092	—	—	—	—	—
Units issued in exchange for redeemable units	—	581	—	—	—	581	(581)
Redeemable units fair market value adjustment	—	3,058	—	—	—	3,058	(3,058)
Adjustment for limited partners’ capital at redemption value	3,524	(3,524)	—	—	—	—	—
Amortization of unearned compensation	—	18,198	—	—	—	18,198	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($5.670 per unit)	(17,862)	(661,585)	—	—	—	(679,447)	—
Acquisition of noncontrolling interest	—	(14,757)	—	—	(1,000)	(15,757)	—
Contribution from noncontrolling interest	—	—	—	—	2,630	2,630	—
CAPITAL BALANCE DECEMBER 31, 2023	$163,128	$6,036,154	$66,840	$(8,942)	$22,756	$6,279,936	$19,167
Net income	14,033	523,855	3,688	—	—	541,576	—
Other comprehensive income - derivative instruments	—	—	—	1,878	—	1,878	—
Issuance of units	—	(723)	—	—	—	(723)	2,420
Units repurchased and retired	—	(4,974)	—	—	—	(4,974)	—
General partner units issued in exchange for limited partner units	(3,529)	3,529	—	—	—	—	—
Units issued in exchange for redeemable units	—	2,069	—	—	—	2,069	(2,069)
Redeemable units fair market value adjustment	—	(2,712)	—	—	—	(2,712)	2,712
Adjustment for limited partners’ capital at redemption value	75	(75)	—	—	—	—	—
Amortization of unearned compensation	—	17,650	—	—	—	17,650	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($5.925 per unit)	(18,298)	(692,437)	—	—	—	(710,735)	—
Contribution from noncontrolling interest	—	—	—	—	5,138	5,138	—
CAPITAL BALANCE DECEMBER 31, 2024	$155,409	$5,882,336	$66,840	$(7,064)	$27,894	$6,125,415	$22,230
Net income (loss)	11,384	443,221	3,688	—	(1,727)	456,566	—
Other comprehensive income - derivative instruments	—	—	—	1,689	—	1,689	—
Issuance of units	—	(662)	—	—	—	(662)	2,400
Units repurchased and retired	—	(30,336)	—	—	—	(30,336)	—
Exercise of unit options	—	38	—	—	—	38	—
General partner units issued in exchange for limited partner units	(6,759)	6,759	—	—	—	—	—
Units issued in exchange for redeemable units	—	2,109	—	—	—	2,109	(2,109)
Redeemable units fair market value adjustment	—	2,119	—	—	—	2,119	(2,119)
Adjustment for limited partners’ capital at redemption value	(467)	467	—	—	—	—	—
Amortization of unearned compensation	—	18,275	—	—	—	18,275	—
Distributions to preferred unitholders	—	—	(3,688)	—	—	(3,688)	—
Distributions to common unitholders ($6.075 per unit)	(18,064)	(710,769)	—	—	—	(728,833)	—
Acquisition of noncontrolling interest	—	(12,190)	—	—	(14,596)	(26,786)	—
Contribution from noncontrolling interest	—	—	—	—	3,318	3,318	—
CAPITAL BALANCE DECEMBER 31, 2025	$141,503	$5,601,367	$66,840	$(5,375)	$14,889	$5,819,224	$20,402

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.

Consolidated Statements of Cash Flows

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$456,566	$541,576	$567,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	622,969	586,402	565,857
(Gain) loss on sale of depreciable real estate assets	(72,066)	(55,003)	62
Gain on sale of non-depreciable real estate assets	—	—	(54)
Gain on consolidation of third-party development	—	(11,239)	—
(Gain) loss on embedded derivative in preferred shares	(1,111)	18,751	(18,528)
Stock compensation expense	16,839	15,789	15,699
Amortization of debt issuance costs, discounts and premiums	6,564	6,036	5,909
Gain on investments	(7,457)	(7,809)	(4,449)
Change in accrued expenses and other liabilities	46,618	38,592	29,313
Net change in other operating accounts and operating activities	9,253	(34,803)	(24,453)
Net cash provided by operating activities	1,078,175	1,098,292	1,137,187

Cash flows from investing activities:
Purchases of real estate and other assets	(133,447)	(301,071)	(223,453)
Capital improvements and other	(360,238)	(322,372)	(341,224)
Development costs	(272,030)	(313,888)	(198,152)
Distributions from real estate joint venture	337	327	312
Contributions to affiliates	(9,850)	(2,874)	(16,636)
Proceeds from real estate asset dispositions	81,353	84,209	2,946
Proceeds from sale of markable equity securities	—	9,975	—
Net proceeds from insurance recoveries	3,657	20,195	945
Net cash used in investing activities	(690,218)	(825,499)	(775,262)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	426,000	(245,000)	475,000
Proceeds from notes payable	397,416	1,091,646	—
Principal payments on notes payable	(400,000)	(400,000)	(353,861)
Payment of deferred financing costs	(10,911)	(10,317)	(2)
Repurchase of common shares	(27,235)	—	—
Distributions paid on common units	(727,246)	(705,160)	(669,388)
Distributions paid on preferred units	(3,688)	(3,688)	(3,688)
Proceeds from issuances of common units	1,452	1,230	205,070
Acquisition of noncontrolling interests	(26,786)	—	(15,757)
Net change in other financing activities	255	166	(5,279)
Net cash used in financing activities	(370,743)	(271,123)	(367,905)

Net increase (decrease) in cash, cash equivalents and restricted cash	17,214	1,670	(5,980)
Cash, cash equivalents and restricted cash, beginning of period	56,761	55,091	61,071
Cash, cash equivalents and restricted cash, end of period	$73,975	$56,761	$55,091

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$60,258	$43,018	$41,314
Restricted cash	13,717	13,743	13,777
Total cash, cash equivalents and restricted cash	$73,975	$56,761	$55,091

Supplemental information:
Interest paid	$190,259	$164,883	$157,566
Income taxes paid	300	3,343	4,002
Non-cash transactions:
Distributions on common units declared and accrued	$183,324	$181,738	$176,162
Accrued construction in progress	25,914	32,903	23,345
Interest capitalized	18,863	17,435	12,376

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Consolidated Financial Statements

Years ended December 31, 2025, 2024 and 2023

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

As of December 31, 2025, MAA owned 116,878,077 OP Units (or 97.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of December 31, 2025, the Company owned and operated 293 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of December 31, 2025, the Company also had eight development communities under construction, totaling 2,522 apartment units once complete, and development costs of $625.6 million had been incurred through December 31, 2025 with respect to those development communities. The Company expects to complete five of these developments in 2026, one in 2027 and two in 2028. As of December 31, 2025, 35 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of December 31, 2025.

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

Prior period amounts for changes in accrued expenses and other liabilities have been reclassified on the consolidated statements of cash flows as separate line items to conform to the current year presentation.

Noncontrolling Interests

As of December 31, 2025, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of December 31, 2025, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $386.4 million, and consolidated liabilities were $16.7 million after intercompany eliminations. As of December 31, 2024, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $432.2 million, and consolidated liabilities were $27.1 million, net of eliminations. During the year ended December 31, 2025, the Company paid $26.8 million to acquire the noncontrolling interests of two consolidated real estate entities.

In July 2024, the Company agreed to finance substantially all of a third-party’s development of a 239-unit multifamily apartment community currently under construction located in Charlotte, North Carolina. The development was determined to be a VIE with the Company designated as the primary beneficiary, resulting in the consolidation of the development by the Company and the recognition of $11.2 million of gain on the consolidation of a third-party development included within “Other non-operating expense (income)” in the Consolidated Statements of Operations. The Company initially funded $70.5 million upon entering into the financing agreement. The initial and ongoing funding are included within “Development costs” in the Consolidated Statements of Cash Flows. This development delivered its first units in the third quarter of 2025 and is expected to be completed in the first quarter of 2026 and reach stabilization in the fourth quarter of 2026 at a total cost of approximately $112 million. The Company has the option to purchase the development once it is stabilized.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary costs during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings or floors within a development, amounts representing the completed portion of total estimated development costs for the project are transferred to “Buildings and improvements and other” as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total capitalized costs (including capitalized interest, property taxes, insurance and salaries) during the years ended December 31, 2025, 2024 and 2023 were $27.9 million, $26.0 million and $20.6 million, respectively. Certain costs associated with the lease-up of development projects, including cost of model units, furnishings and signs, are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

For residential leases, the fair value of the in-place leases and resident relationships is amortized over the remaining term of the resident leases. For retail and commercial leases, the fair value of in-place leases and tenant relationships is amortized over the remaining term of the leases. The net amount of these lease intangibles included in “Other assets” totaled $0.3 million and $1.0 million as of December 31, 2025 and 2024, respectively.

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

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture, as well as six technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $41.3 million and $41.7 million as of December 31, 2025 and 2024, respectively, and is included in “Investment in real estate joint venture” in the accompanying Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of December 31, 2025 and 2024, the Company’s investments in the limited partnerships were $78.2 million and $62.2 million, respectively, and are included in “Other assets” in the accompanying Consolidated Balance Sheets, with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at estimated fair value, recognized in “Other non-operating expense (income)” in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023, the Company recognized income of $6.5 million, $13.1 million and $1.6 million, respectively, from its investments in the limited partnerships. As of December 31, 2025, the Company was committed to make additional capital contributions totaling $20.8 million if and when called by the general partners of the limited partnerships.

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

Marketable Equity Securities

The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Consolidated Balance Sheets, with any related gains and losses, including realized and unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, the Company’s investment in the marketable equity securities was $3.9 million and $3.3 million, respectively. During the year ended December 31, 2024, the Company sold a portion of the marketable securities for net proceeds of $10.0 million and recognized a net realized gain on sale of $8.3 million. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.5 million of unrealized gains, $5.3 million of unrealized losses and $2.9 million of unrealized gains, respectively, from its investment in marketable equity securities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of accrued dividends payable, accrued real estate taxes, unearned income, right-of-use lease liabilities, security deposits, accrued payroll, general liability and workers compensation insurance, accrued capital improvements in progress, accrued interest payable, net deferred tax liability (see Note 7), accrued loss contingencies (see Note 11), accounts payable and other accrued expenses. The following table reflects a detail of the Company’s “Accrued expenses and other liabilities” balances as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Accrued dividends payable	$183,324	$181,738
Accrued real estate taxes	142,803	139,970
Unearned income	66,139	64,626
Accrued legal and litigation	62,543	11,070
Accrued interest payable	40,734	35,125
Accrued payroll	28,892	27,564
Security deposits	28,144	27,565
Accrued capital improvements in progress	25,914	32,903
Right-of-use lease liabilities	24,279	26,091
General liability and workers compensation insurance	19,414	23,353
Accounts payable, accrued expenses and other	108,180	113,743
Total	$730,366	$683,748

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

Advertising Costs

Costs associated with advertising activities are expensed as incurred and were $34.5 million, $31.7 million and $26.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of December 31, 2025 and 2024, right-of-use assets recorded within “Other assets” totaled $38.0 million and $40.5 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $24.3 million and $26.1 million, respectively, in the Consolidated Balance Sheets. Lease expense recognized for the years ended December 31, 2025, 2024 and 2023 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the years ended December 31, 2025 and 2024 was also immaterial. See Note 11 for additional disclosures regarding leases.

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

Certain long-lived assets are recorded at fair value when they are acquired or initially consolidated. The inputs associated with the valuation of long-lived assets are generally included in Level 2 and Level 3 of the fair value hierarchy.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements and notes in conformity with GAAP. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncement

In 2024, the Financial Accounting Standards Board issued Accounting Standard Update, or ASU, 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. This ASU should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. The Company will adopt this standard with its fiscal 2028 annual filing. Management is currently evaluating the impact this standard may have on the consolidated financial statements and related disclosures upon adoption.

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

During the three and twelve months ended December 31, 2025, MAA repurchased 0.2 million shares of its common stock at an average price of $131.61 per share for total consideration of $27.2 million under its share repurchase program.

For the years ended December 31, 2025 and 2023, MAA’s diluted earnings per share was computed using the treasury stock method, and for the year ended December 31, 2024, MAA’s diluted earnings per share was computed using the two-class method, as presented below (dollars and shares in thousands, except per share amounts):

Calculation of Earnings per common share - basic	2025	2024	2023
Net income	$456,566	$541,576	$567,831
Net income attributable to noncontrolling interests	(9,657)	(14,033)	(15,025)
Unvested restricted shares (allocation of earnings)	(237)	(75)	(224)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders, adjusted	$442,984	$523,780	$548,894

Weighted average common shares - basic	116,954	116,776	116,521
Earnings per common share - basic	$3.79	$4.49	$4.71

Calculation of Earnings per common share - diluted
Net income	$456,566	$541,576	$567,831
Net income attributable to noncontrolling interests (1)	(9,657)	(14,033)	(15,025)
Unvested restricted shares (allocation of earnings)	—	(75)	—
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders, adjusted	$443,221	$523,780	$549,118

Weighted average common shares - basic	116,954	116,776	116,521
Effect of dilutive securities	195	—	124
Weighted average common shares - diluted	117,149	116,776	116,645
Earnings per common share - diluted	$3.78	$4.49	$4.71
(1)
For the years ended December 31, 2025, 2024 and 2023, 3.0 million, 3.1 million and 3.1 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

During the three and twelve months ended December 31, 2025, MAALP repurchased 0.2 million of its OP Units from MAA at an average price of $131.61 per unit for total consideration of $27.2 million.

For the year ended December 31, 2025 and 2023, MAALP’s diluted earnings per common unit was computed using the treasury stock method, and for the years ended December 31, 2024, MAALP’s diluted earnings per common unit was computed using the two-class method, as presented below (dollars and units in thousands, except per unit amounts):

Calculation of Earnings per common unit - basic	2025	2024	2023
Net income	$456,566	$541,576	$567,831
Net loss (income) attributable to noncontrolling interests	1,727	—	(62)
Unvested restricted units (allocation of earnings)	(237)	(75)	(224)
Distributions to MAALP Series I preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$454,368	$537,813	$563,857

Weighted average common units - basic	119,938	119,875	119,674
Earnings per common unit - basic	$3.79	$4.49	$4.71

Calculation of Earnings per common unit - diluted
Net income	$456,566	$541,576	$567,831
Net loss (income) attributable to noncontrolling interests	1,727	—	(62)
Unvested restricted units (allocation of earnings)	—	(75)	—
Distributions to MAALP Series I preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available for MAALP common unitholders, adjusted	$454,605	$537,813	$564,081

Weighted average common units - basic	119,938	119,875	119,674
Effect of dilutive securities	195	—	124
Weighted average common units - diluted	120,133	119,875	119,798
Earnings per common unit - diluted	$3.78	$4.49	$4.71

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

Total compensation expense under the Stock Plans was $18.3 million, $17.7 million and $18.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Of these amounts, total compensation expense capitalized was $2.0 million, $1.9 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the total unrecognized compensation expense was $16.1 million. This cost is expected to be recognized over the remaining weighted average period of 0.9 years. Total cash paid for the settlement of plan shares totaled $3.1 million, $5.0 million and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Information concerning grants under the Stock Plans is provided below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, market condition, performance condition or a combination thereof and generally vests ratably over a period from the grant date up to three years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals, such as funds available for distribution targets, and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted with a market condition during the years ended December 31, 2025, 2024 and 2023, was $99.70, $85.94 and $102.55, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Risk free rate	4.448%	4.158%	4.096%
Dividend yield	4.046%	4.449%	3.550%
Volatility	22.54%	22.87%	28.99%
Requisite service period	3 years	3 years	3 years

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

A summary of the status of the nonvested restricted shares as of December 31, 2025, and the changes for the year ended December 31, 2025, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 1, 2025	107,003	$161.68
Issued	68,655	139.33
Vested	(64,317)	170.59
Forfeited	(1,745)	155.24
Nonvested as of December 31, 2025	109,596	$142.55

The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $11.0 million, $14.7 million and $17.3 million, respectively.

Stock Options

No options were outstanding as of December 31, 2025. No stock options were granted or expired during the years ended December 31, 2025, 2024 and 2023. There were 463 options exercised during the year ended December 31, 2025 and no options exercised during the years ended December 31, 2024 and 2023. These exercises resulted in net proceeds that were negligible during the year ended December 31, 2025.

5.
Borrowings

The following table summarizes the Company’s outstanding debt as of December 31, 2025 and 2024 (dollars in thousands):

			As of December 31, 2025
Unsecured debt	December 31, 2025	December 31, 2024	Weighted Average Effective Rate	Weighted Average Contract Maturity
Fixed rate senior notes	$4,400,000	$4,400,000	3.8%	1/2/2032
Variable rate commercial paper program	676,000	250,000	3.9%	1/8/2026
Debt issuance costs, discounts and premiums	(31,021)	(29,310)
Total unsecured debt	$5,044,979	$4,620,690	3.8%
Secured debt
Fixed rate property mortgages	$363,293	$363,293	4.4%	1/26/2049
Debt issuance costs	(2,900)	(3,026)
Total secured debt	$360,393	$360,267	4.4%
Total outstanding debt	$5,405,372	$4,980,957	3.8%

Unsecured Revolving Credit Facility

In October 2025, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.5 billion with an option to expand to $2.0 billion. The revolving credit facility bears interest at a variable rate, at MAALP’s election, of either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.65% to 1.40% based upon MAALP’s credit rating, with the current spread at 0.725%, or (2) the base rate set forth in the credit agreement plus an applicable margin ranging from 0.00% to 0.40% based upon MAALP’s credit rating. The revolving credit facility has a maturity date in January 2030 with an option to extend for two additional six-month periods. As of December 31, 2025, there was no outstanding balance under the revolving credit facility, while $5.0 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days. In October 2025, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding under the program from $625.0 million to $750.0 million. As of December 31, 2025, there were $676.0 million of borrowings outstanding under the commercial paper program. For the year ended December 31, 2025, the average daily borrowings outstanding under the commercial paper program were $379.9 million.

Unsecured Senior Notes

As of December 31, 2025, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2032.

In January 2024, MAALP publicly issued $350.0 million in aggregate principal amount of unsecured senior notes due March 2034 with a coupon rate of 5.000% per annum and at an issue price of 99.019%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, and commenced on September 15, 2024. The notes have an effective interest rate of 5.123%. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program.

In May 2024, MAALP publicly issued $400.0 million in aggregate principal amount of unsecured senior notes due February 2032 with a coupon rate of 5.300% per annum and at an issue price of 99.496%. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, and commenced on August 15, 2024. The notes have an effective interest rate of 5.382%. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program.

In June 2024, MAALP retired $400.0 million of publicly issued unsecured senior notes at maturity using available cash on hand and borrowings under the commercial paper program.

In December 2024, MAALP publicly issued $350.0 million in aggregate principal amount of unsecured senior notes due March 2035 with a coupon rate of 4.950% per annum and at an issue price of 99.170%. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, and commenced on September 1, 2025. The notes have an effective interest rate of 5.053%. The proceeds from the sale of the notes were used to repay borrowings on the commercial paper program.

In November 2025, MAALP publicly issued $400.0 million in aggregate principal amount of unsecured senior notes due January 2033 with a coupon rate of 4.650% per annum and at an issue price of 99.354%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2026. The notes have an effective interest rate of 4.755%. The proceeds from the sale of the notes were used to repay borrowings under MAALP’s commercial paper program, which were used to repay MAALP’s 2015 publicly issued notes that matured in November 2025.

In November 2025, MAALP retired $400.0 million of publicly issued unsecured senior notes at maturity.

Secured Property Mortgages

As of December 31, 2025, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

Upcoming Debt Obligations

As of December 31, 2025, MAALP’s debt obligations over the next 12 months consist of approximately $976.0 million of principal obligations, including $676.0 million of commercial paper borrowings due January 2026 and $300.0 million of unsecured senior notes due September 2026.

Schedule of Maturities

The following table includes scheduled principal repayments of MAALP’s outstanding borrowings as of December 31, 2025, as well as the amortization of debt issuance costs, discounts and premiums (in thousands):

	Maturities	Amortization	Total
2026	$976,000	$(484)	$975,516
2027	600,000	(1,093)	598,907
2028	400,000	(1,481)	398,519
2029	550,000	4,833	554,833
2030	300,000	(1,427)	298,573
Thereafter	2,613,293	(34,269)	2,579,024
Total	$5,439,293	$(33,921)	$5,405,372

6.
Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of December 31, 2025 and 2024 totaled $4.7 billion for each time period, and had estimated fair values of $4.5 billion and $4.4 billion (excluding prepayment penalties) as of December 31, 2025 and 2024, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of December 31, 2025 and 2024 totaled $676.0 million and $250.0 million, respectively, and the variable rate debt had estimated fair values of $676.0 million and $250.0 million as of December 31, 2025 and 2024, respectively. The fair values of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of December 31, 2025, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company may use various inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA, treasury rates and trading data available of prices of the preferred shares, to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense (income)” in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, the fair value of the embedded derivative was $14.3 million and $13.2 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of December 31, 2025 and 2024 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and is classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of December 31, 2025, the Company had $5.3 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.5 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively (dollars in thousands):

Derivatives in Cash Flow	Location of Loss Reclassified	Net Loss Reclassified from AOCL into Interest Expense
Hedging Relationships	from AOCL into Income	2025	2024	2023
Terminated interest rate swaps	Interest expense	$(1,689)	$(1,878)	$(1,326)

Derivatives Not Designated	Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Earnings on Derivative
as Hedging Instruments	in Earnings on Derivative	2025	2024	2023
Preferred stock embedded derivative	Other non-operating expense (income)	$1,111	$(18,751)	$18,528

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

Taxable REIT Subsidiaries

A TRS is an entity that is subject to federal, state and any applicable local corporate income tax without the benefit of the dividends paid deduction applicable to REITs. The Company’s TRS generated taxable income of $7.6 million, $8.3 million and $4.6 million, and recognized income tax expense of $1.5 million, $1.8 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. One of the Company’s TRS generally provides the Company with services (property management services to a real estate joint venture and other services) for which the Company reimburses the TRS. In addition, one of the Company’s TRS owns the investments in the technology-focused limited partnerships and marketable securities that generate investment income and losses. The investment income or loss is recognized for tax purposes at the time of sale or exchange of the investment.

In addition to the TRS income tax provision, income tax expense primarily relates to the Texas-based margin tax for all Texas apartment communities. Income tax expense for the Company was $4.6 million, $5.2 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, as presented in “Income tax expense” in the accompanying Consolidated Statements of Operations.

As of December 31, 2025 and 2024, there were no deferred tax assets and the components of the Company’s deferred tax liabilities were as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Deferred tax liability:
Unrealized gain from limited partnerships	$5,348	$4,048
Unrealized gain from marketable securities & other	900	861
Total deferred tax liability	$6,248	$4,909

The net deferred tax liability balances are reflected in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets. The TRS have no reserve for uncertain tax positions for the years ended December 31, 2025 and 2024, and management does not believe there will be any material changes in the TRS unrecognized tax positions over the next 12 months. If necessary, the TRS accrue interest and penalties on unrecognized tax benefits as a component of income tax expense.

Net Operating Loss Carryforwards

As of December 31, 2025, the Company held federal net operating loss, or NOL, carryforwards of $43.9 million for income tax purposes that expire in the years 2029 to 2032. Utilization of any NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards prior to utilization. The Company may use these NOL to offset all or a portion of the taxable income generated at the REIT level. Tax years 2022 through 2025 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

Taxable Composition of Distributions

For income tax purposes, dividends paid to holders of common stock generally consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2025, 2024 and 2023, dividends per common share held for the entire year were estimated to be taxable as follows:

	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$6.02	99.40%	$5.80	98.61%	$5.60	100.00%
Capital gains	0.04	0.60%	0.08	1.39%	—	—
Total	$6.06	100%	$5.88	100%	$5.60	100%

The Company designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization and taxable gains on sold properties.

8.
Shareholders’ Equity of MAA

As of December 31, 2025, 116,878,077 shares of common stock of MAA and 2,941,839 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,819,916 common shares and units. As of December 31, 2024, 116,883,421 shares of common stock of MAA and 3,075,552 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,958,973 common shares and units.

Preferred Stock

As of December 31, 2025, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s common shareholders have the ability to reinvest all or part of their distributions from MAA into shares of MAA’s common stock and holders of Class A OP Units have the ability to reinvest all or part of their distributions from the Operating Partnership into shares of MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in MAA’s common stock of at least $250, but not more than $5,000 in any given month. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA may elect to sell shares under the DRSPP at up to a 5% discount. Shares of MAA’s common stock totaling 10,006 in 2025, 10,610 in 2024 and 9,787 in 2023 were acquired by participants under the DRSPP. MAA did not offer a discount for optional cash purchases in 2025, 2024 or 2023.

Equity Forward Sale Agreements

In August 2021, MAA entered into two 18-month forward sale agreements with respect to a total of 1.1 million shares of its common stock at an initial forward sale price of $190.56 per share, which is net of issuance costs. Under the forward sale agreements, the forward sale price was subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread and was decreased based on amounts related to dividends on MAA’s common stock during the term of the forward sale agreements. In January 2023, MAA settled its two forward sale agreements with respect to a total of 1.1 million shares at a forward price per share of $185.23, which is inclusive of adjustments made to reflect the then-current federal funds rate, the amount of dividends paid to holders of MAA common stock and commissions paid to sales agents, for net proceeds of $203.7 million. The impact of the forward sale agreements was not dilutive to the Company’s diluted earnings per share for the years ended December 31, 2023.

At-the-Market Equity Offering Program

MAA has entered into an at-the-market equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock, at such times as determined by MAA. MAA has no obligation to issue shares through the ATM program. During the years ended December 31, 2025, 2024 and 2023, MAA did not sell any shares of common stock through the ATM program. As of December 31, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

9.
Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of December 31, 2025, there were 119,819,916 OP Units outstanding, 116,878,077, or 97.5%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 2,941,839 OP Units were Class A OP Units owned by Class A limited partners. As of December 31, 2024, there were 119,958,973 OP Units outstanding, 116,883,421, or 97.4%, of which were owned by MAA and 3,075,552 of which were owned by the Class A limited partners.

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

As of December 31, 2025, a total of 2,941,839 Class A OP Units were outstanding and redeemable for 2,941,839 shares of MAA common stock, with an approximate value of $408.7 million, based on the closing price of MAA’s common stock on December 31, 2025 of $138.91 per share. As of December 31, 2024, a total of 3,075,552 Class A OP Units were outstanding and redeemable for 3,075,552 shares of MAA common stock, with an approximate value of $475.4 million, based on the closing price of MAA’s common stock on December 31, 2024 of $154.57 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of December 31, 2025, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of December 31, 2025, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 6 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10.
Employee Benefit Plans

The following provides details of the employee benefit plans not previously discussed in Note 4.

401(k) Savings Plans

MAA’s 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA’s Board of Directors has the discretion to approve matching contributions to the 401(k) Plan. MAA recognized expense from the 401(k) Plan of $5.3 million, $4.9 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Non-Qualified Executive Deferred Compensation Retirement Plan

MAA has adopted the MAA Non-Qualified Executive Deferred Compensation Retirement Plan Amended and Restated effective January 1, 2016, or the Deferred Compensation Plan, for certain executive employees. Under the terms of the Deferred Compensation Plan, employees may elect to defer a percentage of their compensation and bonus, and MAA may, but is not obligated to, match a portion of the employees’ salary deferral. MAA recognized expense on its match to the Deferred Compensation Plan for the years ended December 31, 2025, 2024 and 2023 of $0.2 million, $0.3 million and $0.4 million, respectively.

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

For the years ended December 31, 2025, 2024 and 2023, directors deferred 9,742 shares, 11,439 shares and 9,459 shares of common stock, respectively, with weighted-average grant date fair values of $158.55, $140.85 and $145.96, respectively, into the Directors Deferred Compensation Plan. The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in the redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. As of December 31, 2025 and 2024, there was no liability related to mandatorily redeemable shares.

Employee Stock Ownership Plan

MAA’s Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. On December 31, 2010, the ESOP was frozen by amendment, whereby effective January 1, 2011, no additional employees became eligible for the plan, no additional contributions were made to the ESOP, and all participants with an account balance under the ESOP became 100% vested. The Company did not contribute to the ESOP during 2025, 2024 or 2023. As of December 31, 2025, the ESOP held 117,914 shares with a fair value of $16.4 million.

11.
Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of approximately 36 years and a weighted average discount rate of approximately 4.6%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2025 (in thousands):

Operating Leases
2026	$3,098
2027	3,136
2028	1,714
2029	820
2030	771
Thereafter	54,187
Total minimum lease payments	63,726
Net present value adjustments	(39,447)
Right-of-use lease liabilities	$24,279

Legal Proceedings

In late 2022 and early 2023, multiple putative class action lawsuits were filed against RealPage, Inc. and approximately 50 of the largest owners and operators of apartment communities in the country, including the Company, alleging that RealPage and such owners and operators conspired to artificially inflate multifamily residential rental prices through the use of RealPage’s revenue management software. In April 2023, those cases were centralized in the U.S. District Court for the Middle District of Tennessee in a case captioned In Re: RealPage, Inc., Rental Software Antitrust Litigation (No. II) (the “Class Action Litigation”). On January 26, 2026, the Company entered into a settlement agreement with the named plaintiffs in the Class Action Litigation, individually and on behalf of the class members. The settlement agreement remains subject to preliminary and final approval by the court. Under the terms of the settlement agreement, the Company will pay an aggregate of $53.0 million into a settlement fund to settle all claims asserted, or that could have been asserted, against the Company relating to the alleged conduct at issue in the Class Action Litigation. The settlement payment will be made in two equal installments of $26.5 million, with the first installment payable no earlier than March 2, 2026 and the second installment payable 30 days after the first payment. The settlement amount is inclusive of the recovery amount for class members, fees for the plaintiffs’ counsel, and the costs of administering the settlement. In addition, the settlement agreement includes certain prospective commitments regarding the Company’s business practices, including provisions relating to the disclosure and use of nonpublic data and the Company’s use of revenue management software, all of which the Company believes are consistent with its existing practices and will not require material changes to current operations. Under the settlement agreement, if the number of eligible class members opting out of the settlement exceeds a specified level, the Company may request that the settlement terms be revised, and if the parties then cannot agree on revised settlement terms within 60 days (as may be extended by the parties), the settlement agreement will terminate. There can be no assurance as to the ultimate outcome of the Class Action Litigation with respect to the Company, including no assurance that the settlement agreement will be approved by the court or that any revised settlement terms, if applicable, will be finalized by the parties and approved by the court. If the settlement agreement is not approved by the court or the parties otherwise cannot finalize a settlement, the Company plans to vigorously defend itself in the Class Action Litigation and the Company believes there are defenses, both factual and legal, to the allegations against it.

Other lawsuits making allegations similar to those asserted in the Class Action Litigation and seeking monetary damages and penalties, injunctive relief, and attorneys’ fees and costs have also been filed. In November 2023, a lawsuit alleging violations of the District of Columbia’s antitrust laws was filed in the Superior Court of the District of Columbia by the District of Columbia against RealPage, Inc. and a number of large apartment community owners and operators, including the Company. Similarly, in July 2025, the Commonwealth of Kentucky, through its Attorney General, filed a lawsuit in the U.S. District Court for the Eastern District of Kentucky against RealPage, Inc. and several of the state’s largest landlords, including the Company, alleging violations of federal antitrust laws and state consumer protection laws, among other things. The Company believes there are defenses, both factual and legal, to the allegations in these proceedings and the Company plans to vigorously defend itself. As these proceedings are ongoing, it is not possible for the Company to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. The Company does not believe these proceedings will have a material adverse effect on its financial condition or its results of operations; however can provide no such assurance.

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

As of December 31, 2025 and 2024, the Company’s accrual for loss contingencies relating to the pending settlement described above and unresolved legal matters, including the cost to defend, was $62.5 million and $11.1 million in the aggregate, respectively. The accrual for loss contingencies is presented in “Accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheets and in “Other non-operating expense (income)” in the accompanying Consolidated Statements of Operations.

12.
Related Party Transactions

The cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a negligible payable to MAA, its general partner, as of December 31, 2025 and 2024 that is eliminated in the preparation of MAA’s consolidated financial statements. The Partnership Agreement does not require the due to/due from balance to be settled in cash until liquidation of the Operating Partnership, and therefore, there is no regular settlement schedule for such amounts.

13.
Segment Information

As of December 31, 2025, the Company owned and operated 293 multifamily apartment communities (which does not include development communities under construction) in 16 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Property revenues, property operating expenses (excluding depreciation and amortization) and NOI for each reportable segment for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Revenues:
Same Store
Rental revenues	$2,062,887	$2,067,665	$2,063,344
Other property revenues	14,275	12,362	11,752
Total Same Store revenues	2,077,162	2,080,027	2,075,096
Non-Same Store and Other
Rental revenues	130,464	108,952	72,874
Other property revenues	1,500	2,036	498
Total Non-Same Store and Other revenues	131,964	110,988	73,372
Total rental and other property revenues	$2,209,126	$2,191,015	$2,148,468
Expenses:
Same Store
Real estate taxes	$266,588	$268,746	$265,296
Personnel	171,123	163,923	157,656
Utilities	139,489	134,181	131,197
Building repair and maintenance	99,574	97,045	95,955
Office operations	35,594	34,560	30,366
Insurance	32,471	32,858	30,713
Marketing	28,059	26,528	24,103
Total Same Store expenses	772,898	757,841	735,286
Non-Same Store and Other
Total Non-Same Store and Other expenses	64,909	62,251	32,855
Total property operating expenses, excluding depreciation and amortization	$837,807	$820,092	$768,141
Net Operating Income:
Same Store NOI	$1,304,264	$1,322,186	$1,339,810
Non-Same Store and Other NOI	67,055	48,737	40,517
Total NOI	1,371,319	1,370,923	1,380,327
Depreciation and amortization	(622,295)	(585,616)	(565,063)
Property management expenses	(74,779)	(72,040)	(67,784)
General and administrative expenses	(54,807)	(56,516)	(58,578)
Interest expense	(185,257)	(168,544)	(149,234)
Gain (loss) on sale of depreciable real estate assets	72,066	55,003	(62)
Gain on sale of non-depreciable real estate assets	—	—	54
Other non-operating (expense) income	(47,161)	1,655	31,185
Income tax expense	(4,595)	(5,240)	(4,744)
Income from real estate joint venture	2,075	1,951	1,730
Net income attributable to noncontrolling interests	(9,657)	(14,033)	(15,025)
Dividends to MAA Series I preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available for MAA common shareholders	$443,221	$523,855	$549,118

Assets for each reportable segment as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Assets:
Same Store	$9,606,769	$9,840,140
Non-Same Store and Other	2,180,086	1,814,597
Corporate	188,528	157,632
Total assets	$11,975,383	$11,812,369

14.
Real Estate Acquisitions and Dispositions

Acquisitions

In August 2025, the Company closed on the acquisition of a 318-unit multifamily apartment community located in Kansas City, Kansas for approximately $96 million.

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

Each of the above transactions was determined to be an asset acquisition for accounting purposes and the purchase price was allocated to the assets acquired based on their relative fair values. See Note 1 for additional disclosures regarding fair value measurements.

In October 2025, the Company acquired a 1-acre land parcel in Kansas City, Kansas for approximately $1 million and a 3-acre land parcel in Phoenix, Arizona for approximately $27 million. In June 2025, the Company acquired a 19-acre land parcel in Charleston, South Carolina for approximately $9 million.

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

In December 2024, the Company closed on the disposition of a 272-unit multifamily apartment community located in Richmond, Virginia for net proceeds of approximately $47 million, resulting in gain on the sale of depreciable real estate assets of approximately $33 million. In October 2024, the Company closed on the disposition of a 216-unit multifamily apartment community located in Charlotte, North Carolina for net proceeds of approximately $38 million, resulting in gain on the sale of depreciable real estate assets of approximately $22 million.

During the years ended December 31, 2025 and 2024, the Company did not dispose of any land parcels.

As of December 31, 2025, a 316-unit multifamily apartment community located in Houston, Texas and a 362-unit multifamily apartment community located in Dallas, Texas were classified as held for sale. The criteria for classifying the communities as held for sale were met during December 2025, and the properties remained in the Company’s portfolio as of December 31, 2025. As a result, the assets associated with the communities were presented as “Assets held for sale” in the accompanying Consolidated Balance Sheet as of December 31, 2025.

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

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

December 31, 2025

(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2025
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Ross Bridge	Birmingham, AL	$—		$2,641	$28,842	$—	$6,206	$2,641	$35,048	37,689	$(17,085)	$20,604	2009	2011
MAA Riverchase	Birmingham, AL	—		3,762	22,079	—	8,388	3,762	30,467	34,229	(15,825)	18,404	2010	2013
MAA Trussville	Birmingham, AL	—		3,403	31,813	—	9,228	3,403	41,041	44,444	(19,413)	25,031	1996/97	2013
MAA Eagle Ridge	Birmingham, AL	—		852	7,667	—	6,697	852	14,364	15,216	(11,380)	3,836	1986	1998
MAA Traditions	Gulf Shores, AL	—		3,212	25,162	—	10,446	3,212	35,608	38,820	(17,264)	21,556	2007	2013
MAA Edgewater	Huntsville, AL	—		4,944	38,673	—	13,760	4,944	52,433	57,377	(23,307)	34,070	1990	2013
MAA Providence Main	Huntsville, AL	—		1,740	10,152	—	25,487	1,740	35,639	37,379	(21,504)	15,875	1993	1997
MAA Madison Lakes	Madison, AL	—		3,602	28,934	—	7,582	3,602	36,516	40,118	(17,018)	23,100	2000	2013
MAA Cypress Village	Orange Beach, AL	—		1,291	12,238	—	4,385	1,291	16,623	17,914	(7,796)	10,118	2008	2013
MAA Liberty Park	Vestavia Hills, AL	—		3,922	30,977	—	11,571	3,922	42,548	46,470	(20,579)	25,891	2000	2013
MAA Sky View	Gilbert, AZ	—		2,668	14,577	—	4,763	2,668	19,340	22,008	(10,690)	11,318	2007	2009
MAA City Gate	Mesa, AZ	—		4,219	26,255	—	7,177	4,219	33,432	37,651	(15,613)	22,038	2002	2013
MAA Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	8,794	7,901	35,976	43,877	(19,524)	24,353	2007	2008
MAA Fountainhead	Phoenix, AZ	—	(1)	12,212	56,705	—	6,421	12,212	63,126	75,338	(17,959)	57,379	2015	2016
MAA Foothills	Phoenix, AZ	—		12,741	47,701	—	9,026	12,741	56,727	69,468	(35,647)	33,821	2005	2006
MAA Phoenix Midtown	Phoenix, AZ	—		9,001	—	—	74,992	9,001	74,992	83,993	(18,227)	65,766	2021	2019
MAA Central Ave	Phoenix, AZ	—		11,323	90,350	—	3,134	11,323	93,484	104,807	(7,327)	97,480	2022	2023
Novel Val Vista	Phoenix, AZ	—		7,285	—	—	69,415	7,285	69,415	76,700	(6,226)	70,474	2020	2020
MAA Old Town Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	15,072	7,820	66,699	74,519	(29,901)	44,618	1994/95	2013
MAA Camelback	Scottsdale, AZ	—		3,612	20,273	—	8,165	3,612	28,438	32,050	(12,793)	19,257	1999	2013
MAA SkySong	Scottsdale, AZ	—		—	55,748	—	7,101	—	62,849	62,849	(18,363)	44,486	2014	2015
MAA River North	Denver, CO	—		14,500	28,900	—	43,692	14,500	72,592	87,092	(19,438)	67,654	2018	2016
MAA Promenade	Denver, CO	—		24,111	81,317	—	26,233	24,111	107,550	131,661	(25,269)	106,392	2017/19	2018
MAA Westglenn	Denver, CO	—		8,077	—	—	75,338	8,077	75,338	83,415	(18,060)	65,355	2021	2018
MAA Tiffany Oaks	Altamonte Springs, FL	—		1,024	9,219	—	11,637	1,024	20,856	21,880	(14,660)	7,220	1985	1996
MAA Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	16,656	2,980	56,886	59,866	(24,021)	35,845	1999	2013
MAA Indigo Point	Brandon, FL	—		1,167	10,500	—	8,972	1,167	19,472	20,639	(13,393)	7,246	1989	2000
MAA Brandon	Brandon, FL	—		2,896	26,111	—	12,952	2,896	39,063	41,959	(29,831)	12,128	1998	1997
MAA Coral Springs	Coral Springs, FL	—		9,600	40,004	—	23,346	9,600	63,350	72,950	(40,112)	32,838	1996	2004
MAA Steeplegate	Gainesville, FL	—		1,800	15,879	—	7,950	1,800	23,829	25,629	(15,380)	10,249	1999	1998
MAA Magnolia Parke	Gainesville, FL	—		2,040	16,338	—	2,953	2,040	19,291	21,331	(9,580)	11,751	2009	2011
MAA Heathrow	Heathrow, FL	—		4,101	35,684	—	7,378	4,101	43,062	47,163	(21,376)	25,787	1997	2013
MAA 220 Riverside	Jacksonville, FL	—		2,381	35,514	—	11,007	2,381	46,521	48,902	(12,841)	36,061	2015	2012
MAA Town Center	Jacksonville, FL	—		4,000	19,495	—	5,579	4,000	25,074	29,074	(12,421)	16,653	2008	2011
MAA Mandarin North	Jacksonville, FL	—		854	7,500	—	6,492	854	13,992	14,846	(11,294)	3,552	1987	1995
MAA Deerwood	Jacksonville, FL	—		1,533	13,835	—	9,302	1,533	23,137	24,670	(17,951)	6,719	1987	1997
MAA Southlake	Jacksonville, FL	—		1,430	12,883	—	13,407	1,430	26,290	27,720	(20,872)	6,848	1985	1996
MAA Fleming Island	Jacksonville, FL	—		4,047	35,052	—	11,567	4,047	46,619	50,666	(30,702)	19,964	2003	2003
MAA Belmont	Jacksonville, FL	—		1,411	14,967	—	6,865	1,411	21,832	23,243	(13,913)	9,330	1998	1998
MAA Mandarin Lakes	Jacksonville, FL	—		2,857	6,475	—	26,764	2,857	33,239	36,096	(18,383)	17,713	1987/2008	1995
MAA Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	5,618	6,417	41,687	48,104	(19,963)	28,141	2009	2011
MAA Atlantic	Jacksonville, FL	—		1,678	15,179	—	14,143	1,678	29,322	31,000	(23,032)	7,968	1986	1997
MAA Lake Mary	Lake Mary, FL	—	(2)	6,346	41,539	—	28,580	6,346	70,119	76,465	(28,820)	47,645	2012	2013
MAA Town Park	Lake Mary, FL	—		9,223	66,873	—	15,181	9,223	82,054	91,277	(40,524)	50,753	2004/05	2013
MAA Heather Glen	Orlando, FL	—		4,662	56,988	—	11,726	4,662	68,714	73,376	(32,622)	40,754	2000	2013
MAA Randal Lakes	Orlando, FL	—		8,859	50,553	—	54,110	8,859	104,663	113,522	(29,240)	84,282	2014/17	2013
MAA Robinson	Orlando, FL	—		6,003	—	—	91,906	6,003	91,906	97,909	(21,517)	76,392	2021	2018
MAA Baldwin Park	Orlando, FL	—		18,101	144,200	—	9,567	18,101	153,767	171,868	(55,540)	116,328	2011	2016
MAA Crosswater	Orlando, FL	—		7,046	52,585	—	4,923	7,046	57,508	64,554	(19,064)	45,490	2013	2016
MAA Parkside	Orlando, FL	—		5,669	49,754	—	12,493	5,669	62,247	67,916	(22,149)	45,767	1999	2016
MAA Lake Nona	Orlando, FL	—		7,880	41,175	—	10,322	7,880	51,497	59,377	(23,960)	35,417	2006	2012
MAA Sand Lake	Orlando, FL	—		7,635	—	—	56,687	7,635	56,687	64,322	(14,362)	49,960	2021	2019
MAA Boggy Creek	Orlando, FL	—		10,879	72,838	—	1,506	10,879	74,344	85,223	(3,731)	81,492	2023	2024
MAA Palm Harbor	Palm Harbor, FL	—		6,900	26,613	—	7,584	6,900	34,197	41,097	(19,551)	21,546	2000	2009
MAA Emerald Coast	Panama City, FL	—		893	14,276	—	8,967	893	23,243	24,136	(14,972)	9,164	2000	1998
MAA Twin Lakes	Sanford, FL	—		3,091	47,793	—	10,705	3,091	58,498	61,589	(27,419)	34,170	2005	2013
MAA Oak Grove	Tallahassee, FL	—		1,480	4,805	—	16,849	1,480	21,654	23,134	(17,929)	5,205	1992	1997
MAA Southwood	Tallahassee, FL	—		3,600	25,914	—	4,662	3,600	30,576	34,176	(12,181)	21,995	2003	2011
MAA Belmere	Tampa, FL	—		852	7,667	—	13,009	852	20,676	21,528	(14,195)	7,333	1984	1994
MAA Hampton Preserve	Tampa, FL	—		17,029	131,398	—	9,781	17,029	141,179	158,208	(43,091)	115,117	2012/21	2013/22
MAA Carrollwood	Tampa, FL	—		927	7,355	—	10,098	927	17,453	18,380	(12,858)	5,522	1980	1998
MAA Bay View	Tampa, FL	—		4,541	28,381	—	3,781	4,541	32,162	36,703	(11,455)	25,248	1997	2016
MAA Harbour Island	Tampa, FL	—		16,296	116,193	—	23,362	16,296	139,555	155,851	(52,152)	103,699	1997	2016
MAA Hyde Park	Tampa, FL	—		16,891	95,259	—	15,614	16,891	110,873	127,764	(40,470)	87,294	1994	2016
MAA Rocky Point	Tampa, FL	—		35,260	153,102	—	29,853	35,260	182,955	218,215	(65,835)	152,380	1994-96	2016
MAA SoHo Square	Tampa, FL	—	(1)	5,190	56,296	—	2,751	5,190	59,047	64,237	(18,791)	45,446	2012	2016
MAA Tampa Oaks	Tampa, FL	—		2,891	19,055	—	6,573	2,891	25,628	28,519	(13,917)	14,602	2005	2008

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2025
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Seven Oaks	Wesley Chapel, FL	—		3,051	42,768	—	8,406	3,051	51,174	54,225	(23,254)	30,971	2004	2013
MAA Windermere	Windermere, FL	—	(1)	2,711	36,710	—	4,743	2,711	41,453	44,164	(19,249)	24,915	2009	2013
MAA Briarcliff	Atlanta, GA	—		24,614	114,921	—	14,468	24,614	129,389	154,003	(45,010)	108,993	1996	2016
MAA Brookhaven	Atlanta, GA	—		29,048	106,463	—	16,979	29,048	123,442	152,490	(45,774)	106,716	1989-92	2016
MAA Brookwood	Atlanta, GA	—	(2)	11,168	52,758	—	9,964	11,168	62,722	73,890	(28,798)	45,092	2008	2012
MAA Buckhead	Atlanta, GA	—		8,633	19,844	—	12,929	8,633	32,773	41,406	(16,320)	25,086	2002	2012
MAA Centennial Park	Atlanta, GA	—		13,650	10,950	—	64,717	13,650	75,667	89,317	(17,371)	71,946	2018	2016
MAA Chastain	Atlanta, GA	—		30,223	82,964	—	8,336	30,223	91,300	121,523	(31,996)	89,527	1990	2016
MAA Dunwoody	Atlanta, GA	—		15,799	48,054	—	9,709	15,799	57,763	73,562	(20,929)	52,633	1995	2016
MAA Gardens	Atlanta, GA	—		17,907	56,093	—	15,783	17,907	71,876	89,783	(26,454)	63,329	1996	2016
MAA Glen	Atlanta, GA	—		13,878	51,079	—	9,760	13,878	60,839	74,717	(22,161)	52,556	1996	2016
MAA Lenox	Atlanta, GA	—		23,876	165,572	—	8,596	23,876	174,168	198,044	(64,989)	133,055	2006/15	2016
MAA Midtown	Atlanta, GA	—		7,000	44,000	—	42,482	7,000	86,482	93,482	(19,893)	73,589	2017	2016
MAA Oglethorpe	Atlanta, GA	—		6,856	31,441	—	9,759	6,856	41,200	48,056	(23,013)	25,043	1994	2008
MAA Peachtree Hills	Atlanta, GA	—		11,974	55,264	—	3,404	11,974	58,668	70,642	(19,978)	50,664	1992-94/2009	2016
MAA Piedmont Park	Atlanta, GA	—		11,025	34,277	—	7,822	11,025	42,099	53,124	(14,306)	38,818	1999	2016
MAA Riverside	Atlanta, GA	—		23,765	89,369	—	17,283	23,765	106,652	130,417	(41,429)	88,988	1996	2016
MAA Spring	Atlanta, GA	—		18,596	57,819	—	12,146	18,596	69,965	88,561	(26,374)	62,187	1999	2016
MAA Stratford	Atlanta, GA	—		—	30,051	—	8,800	—	38,851	38,851	(15,351)	23,500	1999	2016
MAA West Midtown	Atlanta, GA	—		7,000	—	—	84,550	7,000	84,550	91,550	(10,821)	80,729	2021	2021
MAA Berkeley Lake	Duluth, GA	—		1,960	15,707	—	4,728	1,960	20,435	22,395	(11,048)	11,347	1998	2013
MAA McDaniel Farm	Duluth, GA	—		3,985	32,206	—	9,048	3,985	41,254	45,239	(21,867)	23,372	1997	2013
MAA Pleasant Hill	Duluth, GA	—		6,753	32,202	—	11,059	6,753	43,261	50,014	(22,325)	27,689	1996	2013
MAA Prescott	Duluth, GA	—		3,840	24,011	—	10,944	3,840	34,955	38,795	(22,813)	15,982	2001	2004
MAA River Oaks	Duluth, GA	—		4,349	13,579	—	6,770	4,349	20,349	24,698	(12,141)	12,557	1992	2013
MAA River Place	Duluth, GA	—		2,059	19,158	—	8,257	2,059	27,415	29,474	(13,606)	15,868	1994	2013
MAA Mount Vernon	Dunwoody, GA	—		6,861	23,748	—	6,418	6,861	30,166	37,027	(14,411)	22,616	1997	2013
MAA Lake Lanier	Gainesville, GA	—		6,710	40,994	—	17,058	6,710	58,052	64,762	(37,821)	26,941	1998/2001	2005
MAA Shiloh	Kennesaw, GA	—		4,864	45,893	—	11,760	4,864	57,653	62,517	(28,659)	33,858	2002	2013
MAA Milstead	LaGrange, GA	—		3,100	29,240	—	6,399	3,100	35,639	38,739	(15,884)	22,855	1998	2008
MAA Barrett Creek	Marietta, GA	—		5,661	26,186	—	7,033	5,661	33,219	38,880	(17,402)	21,478	1999	2013
MAA Benton	Pooler, GA	—		3,550	66,347	—	11,749	3,550	78,096	81,646	(37,346)	44,300	2001/08	2013
MAA Avala	Savannah, GA	—		1,500	24,862	—	5,052	1,500	29,914	31,414	(14,402)	17,012	2009	2011
MAA Hammocks	Savannah, GA	—		2,441	36,863	—	11,732	2,441	48,595	51,036	(23,142)	27,894	1997	2013
MAA Huntington	Savannah, GA	—		2,521	8,223	—	4,012	2,521	12,235	14,756	(6,117)	8,639	1986	2013
MAA Georgetown Grove	Savannah, GA	—		1,288	11,579	—	6,013	1,288	17,592	18,880	(14,230)	4,650	1997	1998
MAA Wilmington Island	Savannah, GA	—		2,864	25,315	—	8,677	2,864	33,992	36,856	(21,439)	15,417	1999	2006
MAA West Village	Smyrna, GA	—		14,410	73,733	—	16,171	14,410	89,904	104,314	(35,594)	68,720	2006/12	2014
MAA Prairie Trace	Overland Park, KS	—		3,500	40,614	—	5,226	3,500	45,840	49,340	(13,049)	36,291	2015	2015
MAA ONE28	Olathe, KS	—		7,846	89,274	—	536	7,846	89,810	97,656	(1,078)	96,578	2024	2025
MAA Pinnacle	Lexington, KY	—		2,024	31,525	—	10,709	2,024	42,234	44,258	(27,266)	16,992	2000	1998
MAA Lakepointe	Lexington, KY	—		411	3,699	—	3,767	411	7,466	7,877	(6,026)	1,851	1986	1994
MAA Mansion	Lexington, KY	—		694	6,242	—	6,113	694	12,355	13,049	(9,877)	3,172	1989	1994
MAA Village	Lexington, KY	—		900	8,097	—	8,000	900	16,097	16,997	(12,444)	4,553	1989	1994
MAA Westport	Louisville, KY	—		1,169	10,518	—	15,818	1,169	26,336	27,505	(19,537)	7,968	1985	1994
MAA Fallsgrove	Rockville, MD	—		17,524	58,896	—	9,870	17,524	68,766	86,290	(24,028)	62,262	2003	2016
MAA The Station	Kansas City, MO	—		5,814	46,241	—	9,909	5,814	56,150	61,964	(24,187)	37,777	2010	2012
MAA Denton Pointe	Kansas City, MO	—		5,520	50,939	—	32,623	5,520	83,562	89,082	(22,644)	66,438	2013/14/17	2015
MAA Beaver Creek	Apex, NC	—		7,491	34,863	—	5,441	7,491	40,304	47,795	(18,961)	28,834	2007	2013
MAA Hermitage	Cary, NC	—		896	8,099	—	7,248	896	15,347	16,243	(12,308)	3,935	1988	1997
MAA 900 Waterford	Cary, NC	—		4,000	20,250	—	8,341	4,000	28,591	32,591	(18,119)	14,472	1996	2005
MAA 1225	Charlotte, NC	—		9,612	22,342	—	42,025	9,612	64,367	73,979	(22,947)	51,032	2010	2010
MAA Ayrsley	Charlotte, NC	—		2,481	52,119	—	23,972	2,481	76,091	78,572	(33,118)	45,454	2008	2013
MAA Ballantyne	Charlotte, NC	—		16,216	44,817	—	8,174	16,216	52,991	69,207	(19,053)	50,154	2004	2016
MAA Beverly Crest	Charlotte, NC	—		3,161	24,004	—	11,483	3,161	35,487	38,648	(14,995)	23,653	1996	2013
MAA Chancellor Park	Charlotte, NC	—		5,311	28,016	—	11,010	5,311	39,026	44,337	(17,832)	26,505	1999	2013
MAA City Grand	Charlotte, NC	—		1,620	17,499	—	3,816	1,620	21,315	22,935	(9,561)	13,374	2005	2013
MAA Enclave	Charlotte, NC	—		1,461	18,984	—	4,683	1,461	23,667	25,128	(10,092)	15,036	2008	2013
MAA Gateway	Charlotte, NC	—		17,528	57,444	—	21,400	17,528	78,844	96,372	(28,214)	68,158	2000	2016
MAA Legacy Park	Charlotte, NC	—		2,891	28,272	—	8,365	2,891	36,637	39,528	(16,803)	22,725	2001	2013
MAA LoSo	Charlotte, NC	—		14,600	108,076	—	18,675	14,600	126,751	141,351	(12,100)	129,251	2021	2022
MAA Prosperity Creek	Charlotte, NC	—		4,591	27,713	—	5,683	4,591	33,396	37,987	(16,085)	21,902	2005	2013
MAA Reserve	Charlotte, NC	—		4,628	44,282	—	16,983	4,628	61,265	65,893	(18,605)	47,288	2013	2013
MAA South Line	Charlotte, NC	—		18,835	58,795	—	9,854	18,835	68,649	87,484	(22,762)	64,722	2009	2016
MAA South Park	Charlotte, NC	—		20,869	65,517	—	15,403	20,869	80,920	101,789	(29,097)	72,692	1996	2016
MAA University Lake	Charlotte, NC	—		3,250	31,389	—	9,490	3,250	40,879	44,129	(19,728)	24,401	1998	2013
MAA Uptown	Charlotte, NC	—		10,888	30,078	—	12,560	10,888	42,638	53,526	(14,426)	39,100	2000	2016
MAA Optimist Park	Charlotte, NC	—		10,574	95,346	—	1,997	10,574	97,343	107,917	(7,780)	100,137	2023	2023
MAA Cornelius	Cornelius, NC	—		4,571	29,151	—	5,212	4,571	34,363	38,934	(16,690)	22,244	2009	2013
MAA Patterson	Durham, NC	—		2,590	27,126	—	6,322	2,590	33,448	36,038	(15,947)	20,091	1997	2013
MAA Research Park	Durham, NC	—		4,201	37,682	—	9,107	4,201	46,789	50,990	(22,329)	28,661	2002	2013
MAA Duke Forest	Durham, NC	—		3,271	15,609	—	4,946	3,271	20,555	23,826	(10,733)	13,093	1985	2013
MAA Huntersville	Huntersville, NC	—		4,251	31,948	—	6,979	4,251	38,927	43,178	(19,044)	24,134	2008	2013
MAA Fifty-One	Matthews, NC	—		3,071	21,830	—	9,179	3,071	31,009	34,080	(16,226)	17,854	2008	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2025
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Matthews Commons	Matthews, NC	—		3,690	28,536	—	5,398	3,690	33,934	37,624	(16,054)	21,570	2008	2013
MAA Arringdon	Morrisville, NC	—		6,401	31,134	—	8,843	6,401	39,977	46,378	(18,759)	27,619	2003	2013
MAA Brierdale	Raleigh, NC	—		7,372	50,202	—	5,600	7,372	55,802	63,174	(26,506)	36,668	2010	2013
MAA Brier Falls	Raleigh, NC	—		6,572	48,910	—	5,574	6,572	54,484	61,056	(25,273)	35,783	2008	2013
MAA Crabtree	Raleigh, NC	—		2,241	18,434	—	6,018	2,241	24,452	26,693	(11,025)	15,668	1997	2013
MAA Trinity	Raleigh, NC	—		5,232	45,138	—	9,364	5,232	54,502	59,734	(26,583)	33,151	2000/02	2013
MAA Hue	Raleigh, NC	—		3,690	29,910	—	7,709	3,690	37,619	41,309	(14,189)	27,120	2009	2010
MAA Wade Park	Raleigh, NC	—		19,434	98,288	—	32,165	19,434	130,453	149,887	(48,058)	101,829	2011/17/19	2016
MAA Preserve	Raleigh, NC	—		5,831	21,980	—	30,321	5,831	52,301	58,132	(29,987)	28,145	2004	2006
MAA Providence	Raleigh, NC	—		4,695	29,007	—	4,366	4,695	33,373	38,068	(19,447)	18,621	2007	2008
MAA Vale	Raleigh, NC	—		8,422	72,220	—	1,699	8,422	73,919	82,341	(4,827)	77,514	2023	2024
MAA Nixie	Raleigh, NC	—		15,328	—	—	134,816	15,328	134,816	150,144	(5,710)	144,434	2022	2022
MAA Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	4,605	4,091	34,431	38,522	(16,682)	21,840	2009	2013
MAA Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	8,063	4,909	33,706	38,615	(17,062)	21,553	2007	2013
MAA Tanglewood	Anderson, SC	—		427	3,853	—	5,536	427	9,389	9,816	(6,689)	3,127	1980	1994
MAA 1201 Midtown	Charleston, SC	—		18,679	63,759	—	20,433	18,679	84,192	102,871	(21,463)	81,408	2015/18	2016
MAA Cypress Cove	Charleston, SC	—		3,610	28,645	—	12,250	3,610	40,895	44,505	(16,823)	27,682	2001	2013
MAA Hampton Pointe	Charleston, SC	—		3,971	22,790	—	13,673	3,971	36,463	40,434	(17,120)	23,314	1986	2013
MAA Westchase	Charleston, SC	—		4,571	20,091	—	9,499	4,571	29,590	34,161	(14,702)	19,459	1985	2013
MAA James Island	Charleston, SC	—		920	24,097	—	9,710	920	33,807	34,727	(16,033)	18,694	1987	2013
MAA Rivers Walk	Charleston, SC	—		8,831	39,430	—	4,542	8,831	43,972	52,803	(13,452)	39,351	2013/16	2013
MAA Crowfield	Goose Creek, SC	—		1,321	14,163	—	7,118	1,321	21,281	22,602	(10,732)	11,870	1985	2013
MAA Highland Ridge	Greenville, SC	—		482	4,337	—	4,539	482	8,876	9,358	(6,748)	2,610	1984	1995
MAA Howell Commons	Greenville, SC	—		1,304	11,740	—	7,857	1,304	19,597	20,901	(15,490)	5,411	1987	1997
MAA Innovation	Greenville, SC	—		4,437	52,026	—	3,936	4,437	55,962	60,399	(17,738)	42,661	2015	2016
MAA Paddock Club	Greenville, SC	—		1,200	10,800	—	5,306	1,200	16,106	17,306	(13,024)	4,282	1996	1997
MAA Haywood	Greenville, SC	—		360	2,925	—	7,542	360	10,467	10,827	(7,668)	3,159	1983	1993
MAA Spring Creek	Greenville, SC	—		583	5,374	—	5,676	583	11,050	11,633	(8,330)	3,303	1985	1995
MAA Greene	Greenville, SC	—		5,427	66,546	—	4,595	5,427	71,141	76,568	(12,314)	64,254	2019	2019
MAA Runaway Bay	Mt. Pleasant, SC	—		1,096	7,269	—	13,944	1,096	21,213	22,309	(13,733)	8,576	1988	1995
MAA Commerce Park	North Charleston, SC	—		2,780	33,966	—	7,662	2,780	41,628	44,408	(19,861)	24,547	2008	2013
MAA Point Place	Simpsonville, SC	—		1,216	18,666	—	4,616	1,216	23,282	24,498	(11,946)	12,552	2008	2010
MAA Park Place	Spartanburg, SC	—		723	6,504	—	4,109	723	10,613	11,336	(8,637)	2,699	1987	1997
MAA Waters Edge	Summerville, SC	—		2,103	9,187	—	8,630	2,103	17,817	19,920	(9,144)	10,776	1985	2013
MAA Farm Springs	Summerville, SC	—		2,800	26,295	—	4,993	2,800	31,288	34,088	(18,981)	15,107	2007	2007
MAA Hamilton	Chattanooga, TN	—		1,131	10,632	—	10,755	1,131	21,387	22,518	(12,796)	9,722	1989	1992
MAA Heritage Park	Chattanooga, TN	—		972	8,954	—	10,293	972	19,247	20,219	(11,507)	8,712	1987	1988
MAA Cloverdale	Chattanooga, TN	—		217	1,957	—	6,293	217	8,250	8,467	(5,487)	2,980	1986	1991
MAA Windridge	Chattanooga, TN	—		817	7,416	—	7,270	817	14,686	15,503	(11,136)	4,367	1984	1997
MAA Kirby Station	Memphis, TN	—		1,148	10,337	—	13,519	1,148	23,856	25,004	(18,917)	6,087	1978	1994
MAA Southwind	Memphis, TN	—		1,498	20,483	—	22,152	1,498	42,635	44,133	(35,019)	9,114	1992	1994
MAA Park Estate	Memphis, TN	—		178	1,141	—	4,762	178	5,903	6,081	(4,467)	1,614	1974	1977
MAA Dexter Lake	Memphis, TN	—		3,407	16,043	—	55,504	3,407	71,547	74,954	(43,233)	31,721	2000	1998
MAA Murfreesboro	Murfreesboro, TN	—		915	14,774	—	6,612	915	21,386	22,301	(13,933)	8,368	1999	1998
MAA Acklen	Nashville, TN	—		12,761	58,906	—	4,613	12,761	63,519	76,280	(18,397)	57,883	2015	2017
MAA Indian Lake	Nashville, TN	—		4,950	28,053	—	5,034	4,950	33,087	38,037	(16,030)	22,007	2010	2011
MAA Kennesaw Farms	Nashville, TN	—		3,456	22,443	—	7,411	3,456	29,854	33,310	(15,154)	18,156	2008	2010
MAA Brentwood	Nashville, TN	—		1,191	10,739	—	12,774	1,191	23,513	24,704	(17,783)	6,921	1986	1994
MAA Charlotte Ave	Nashville, TN	—		7,898	54,480	—	4,347	7,898	58,827	66,725	(14,873)	51,852	2016	2017
MAA Bellevue	Nashville, TN	—		17,193	64,196	—	12,270	17,193	76,466	93,659	(31,038)	62,621	1996/2015	2013
MAA Nashville West	Nashville, TN	—		2,963	33,673	—	15,385	2,963	49,058	52,021	(29,915)	22,106	2001	1998
MAA Monthaven Park	Nashville, TN	—		2,736	28,902	—	9,952	2,736	38,854	41,590	(27,130)	14,460	2000	2004
MAA Park	Nashville, TN	—		1,524	14,800	—	11,837	1,524	26,637	28,161	(21,976)	6,185	1987	1995
MAA Cool Springs	Nashville, TN	—		6,670	—	—	56,663	6,670	56,663	63,333	(20,249)	43,084	2012	2010
MAA Sam Ridley	Nashville, TN	—		3,350	28,308	—	8,171	3,350	36,479	39,829	(18,824)	21,005	2009	2010
MAA Balcones Woods	Austin, TX	—		1,598	14,398	—	17,110	1,598	31,508	33,106	(20,909)	12,197	1983	1997
MAA Canyon Creek	Austin, TX	—		3,621	32,137	—	5,524	3,621	37,661	41,282	(17,967)	23,315	2008	2013
MAA Canyon Pointe	Austin, TX	—		3,778	20,201	—	6,264	3,778	26,465	30,243	(13,277)	16,966	2003	2013
MAA Double Creek	Austin, TX	—		3,131	29,375	—	3,756	3,131	33,131	36,262	(16,007)	20,255	2013	2013
MAA Onion Creek	Austin, TX	—		4,902	33,010	—	6,345	4,902	39,355	44,257	(19,242)	25,015	2009	2013
MAA Wells Branch	Austin, TX	—	(1)	3,722	32,283	—	5,559	3,722	37,842	41,564	(17,679)	23,885	2008	2013
MAA Quarry Oaks	Austin, TX	—		4,621	34,461	—	17,154	4,621	51,615	56,236	(22,821)	33,415	1996	2013
MAA Sunset Valley	Austin, TX	—		3,150	11,393	—	7,921	3,150	19,314	22,464	(12,062)	10,402	1996	2004
MAA Western Oaks	Austin, TX	—	(2)	9,100	49,339	—	7,479	9,100	56,818	65,918	(26,666)	39,252	2001	2009
MAA Barton Creek	Austin, TX	—		8,683	21,497	—	6,136	8,683	27,633	36,316	(10,227)	26,089	1998	2016
MAA Park Mesa	Austin, TX	—		4,653	19,828	—	3,834	4,653	23,662	28,315	(8,255)	20,060	1992	2016
MAA South Lamar	Austin, TX	—		20,542	74,093	—	32,436	20,542	106,529	127,071	(34,959)	92,112	2011/17	2016
MAA West Austin	Austin, TX	—	(1)	7,805	48,843	—	10,148	7,805	58,991	66,796	(23,203)	43,593	2009	2016
MAA Brushy Creek	Austin, TX	—		2,900	24,009	—	8,200	2,900	32,209	35,109	(20,553)	14,556	2003	2006
MAA East Austin	Austin, TX	—		2,281	6,169	—	18,368	2,281	24,537	26,818	(14,298)	12,520	1987	1995
MAA Barton Skyway	Austin, TX	—		1,405	12,769	—	15,010	1,405	27,779	29,184	(17,834)	11,350	1977	1997
MAA Windmill Hill	Austin, TX	—		5,006	—	—	55,388	5,006	55,388	60,394	(10,735)	49,659	2022	2020
MAA Shoal Creek	Bedford, TX	—		4,982	27,377	—	12,995	4,982	40,372	45,354	(18,420)	26,934	1996	2013
MAA Willow Creek	Bedford, TX	—		3,109	33,488	—	16,550	3,109	50,038	53,147	(23,764)	29,383	1996	2013

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2025
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Hebron	Carrollton, TX	—		4,231	42,237	—	4,851	4,231	47,088	51,319	(21,247)	30,072	2011	2013
MAA Cedar Park	Cedar Park, TX	—		7,232	56,640	—	11,118	7,232	67,758	74,990	(31,580)	43,410	2005	2013
MAA Grand Cypress	Cypress, TX	—		3,881	24,267	—	7,250	3,881	31,517	35,398	(12,363)	23,035	2008	2013
MAA Medical District	Dallas, TX	—		4,050	33,779	—	7,708	4,050	41,487	45,537	(17,824)	27,713	2007	2013
MAA Highlands North	Dallas, TX	—		988	8,893	—	8,244	988	17,137	18,125	(12,135)	5,990	1986	1998
MAA Grand Courtyards	Dallas, TX	—		2,730	22,240	—	10,660	2,730	32,900	35,630	(19,651)	15,979	2000	2006
MAA Lowes Farm	Dallas, TX	—		5,016	41,091	—	7,042	5,016	48,133	53,149	(22,921)	30,228	2008	2011
MAA Frisco Bridges	Dallas, TX	—		14,845	66,571	—	69,110	14,845	135,681	150,526	(49,821)	100,705	2009/13/21	2013
MAA McKinney Avenue	Dallas, TX	—		34,765	40,127	—	17,369	34,765	57,496	92,261	(21,664)	70,597	1993/96	2016
MAA Worthington	Dallas, TX	—		13,713	43,268	—	15,282	13,713	58,550	72,263	(20,471)	51,792	1993/2008	2016
MAA Abbey	Dallas, TX	—		2,711	4,369	—	1,733	2,711	6,102	8,813	(2,157)	6,656	1996	2016
MAA Addison Circle	Dallas, TX	—		12,308	189,419	—	42,730	12,308	232,149	244,457	(82,565)	161,892	1998-2000	2016
MAA North Hall	Dallas, TX	—		13,030	14,383	—	9,191	13,030	23,574	36,604	(8,467)	28,137	1998	2016
MAA Eastside	Dallas, TX	—		7,134	58,095	—	8,701	7,134	66,796	73,930	(25,301)	48,629	2008	2016
MAA Gallery	Dallas, TX	—		4,391	7,910	—	4,654	4,391	12,564	16,955	(4,613)	12,342	1999	2016
MAA Heights	Dallas, TX	—		26,245	37,922	—	11,691	26,245	49,613	75,858	(17,623)	58,235	1998-99/2009	2016
MAA Katy Trail	Dallas, TX	—		10,333	32,456	—	4,362	10,333	36,818	47,151	(12,391)	34,760	2010	2016
MAA Legacy	Dallas, TX	—	(1)	6,575	55,277	—	15,330	6,575	70,607	77,182	(23,636)	53,546	2000	2016
MAA Meridian	Dallas, TX	—		8,780	13,654	—	2,726	8,780	16,380	25,160	(6,083)	19,077	1991	2016
MAA Uptown Village	Dallas, TX	—		34,974	33,213	—	14,941	34,974	48,154	83,128	(18,609)	64,519	1995-2000	2016
MAA Watermark	Dallas, TX	—		960	14,438	—	6,102	960	20,540	21,500	(13,368)	8,132	2002	2004
MAA Cathedral Arts	Dallas, TX	—		13,511	91,568	—	1,843	13,511	93,411	106,922	(4,172)	102,750	2024	2024
MAA Bear Creek	Euless, TX	—		6,453	30,048	—	10,961	6,453	41,009	47,462	(19,958)	27,504	1998	2013
MAA Fairview	Fairview, TX	—		2,171	35,077	—	4,679	2,171	39,756	41,927	(17,488)	24,439	2012	2013
MAA Starwood	Frisco, TX	—		3,240	26,069	—	4,870	3,240	30,939	34,179	(15,944)	18,235	2009	2010
MAA Grapevine	Grapevine, TX	—		2,351	29,757	—	12,980	2,351	42,737	45,088	(19,673)	25,415	1985/86	2013
MAA Greenwood Forest	Houston, TX	—		3,465	23,482	—	6,400	3,465	29,882	33,347	(12,587)	20,760	1994	2013
MAA Legacy Pines	Houston, TX	—		2,142	19,066	—	7,958	2,142	27,024	29,166	(18,564)	10,602	1999	2003
MAA Energy Park	Houston, TX	—		2,061	15,830	—	7,698	2,061	23,528	25,589	(13,651)	11,938	1996	2007
MAA 510	Houston, TX	—		7,226	33,366	—	4,160	7,226	37,526	44,752	(13,733)	31,019	2014	2016
MAA Afton Oaks	Houston, TX	—		11,503	65,469	—	7,095	11,503	72,564	84,067	(26,970)	57,097	2017	2016
MAA Midtown Square	Houston, TX	—		19,038	89,570	—	16,417	19,038	105,987	125,025	(38,595)	86,430	1999/2013	2016
MAA Ranchstone	Houston, TX	—		1,480	14,807	—	8,153	1,480	22,960	24,440	(12,734)	11,706	1996	2007
MAA Woodwind	Houston, TX	—		1,968	19,928	—	11,945	1,968	31,873	33,841	(17,709)	16,132	1999	2006
MAA Vintage Park	Houston, TX	—	(1)	8,211	40,352	—	6,590	8,211	46,942	55,153	(13,968)	41,185	2014	2014
MAA Greater Heights	Houston, TX	—	(2)	13,107	62,764	—	6,982	13,107	69,746	82,853	(18,637)	64,216	2015	2016
MAA Park Point	Houston, TX	—		9,031	—	—	46,779	9,031	46,779	55,810	(10,859)	44,951	2021	2018
MAA Fall Creek	Humble, TX	—		5,985	40,011	—	10,661	5,985	50,672	56,657	(28,637)	28,020	2007	2007
MAA Bella Casita	Irving, TX	—		2,521	26,432	—	8,680	2,521	35,112	37,633	(17,018)	20,615	2007	2010
MAA Valley Ranch	Irving, TX	—		5,072	37,397	—	18,978	5,072	56,375	61,447	(28,443)	33,004	1997	2013
MAA Las Colinas	Irving, TX	—	(2)	3,902	40,691	—	7,079	3,902	47,770	51,672	(20,775)	30,897	2006	2013
MAA Remington Hills	Irving, TX	—		4,390	21,822	—	21,746	4,390	43,568	47,958	(19,926)	28,032	1984	2013
MAA Times Square	McKinney, TX	—		1,130	28,058	—	8,817	1,130	36,875	38,005	(19,253)	18,752	2009	2010
MAA Stonebridge Ranch	McKinney, TX	—		4,034	19,528	—	7,827	4,034	27,355	31,389	(10,938)	20,451	2000	2013
MAA Market Center	Plano, TX	—		16,894	110,705	—	12,441	16,894	123,146	140,040	(35,917)	104,123	2013/15	2014
MAA Highwood	Plano, TX	—		864	7,783	—	6,189	864	13,972	14,836	(10,469)	4,367	1983	1998
MAA Los Rios	Plano, TX	—		3,273	28,823	—	13,219	3,273	42,042	45,315	(28,305)	17,010	2000	2003
MAA Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	13,740	3,382	40,670	44,052	(24,896)	19,156	1999	2005
MAA Copper Ridge	Roanoke, TX	—		4,166	—	—	50,823	4,166	50,823	54,989	(18,611)	36,378	2009/20	2008
MAA Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	6,573	5,511	42,814	48,325	(20,057)	28,268	2009	2013
MAA Round Rock	Round Rock, TX	—		4,691	45,379	—	7,031	4,691	52,410	57,101	(24,233)	32,868	1997	2013
MAA Sierra Vista	Round Rock, TX	—		2,561	16,488	—	7,359	2,561	23,847	26,408	(11,923)	14,485	1999	2013
MAA Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	6,006	2,380	32,988	35,368	(16,811)	18,557	2009	2011
MAA Bulverde	San Antonio, TX	—		4,257	36,759	—	4,366	4,257	41,125	45,382	(12,659)	32,723	2014	2014
MAA Haven at Blanco	San Antonio, TX	—		5,411	45,958	—	7,702	5,411	53,660	59,071	(24,818)	34,253	2010	2012
MAA Westover Hills	San Antonio, TX	—		4,000	24,992	—	6,255	4,000	31,247	35,247	(16,847)	18,400	2009	2009
MAA Cypresswood	Spring, TX	—		576	5,190	—	9,352	576	14,542	15,118	(8,856)	6,262	1984	1994
MAA Kirkwood	Stafford, TX	—		1,918	15,846	—	8,752	1,918	24,598	26,516	(14,939)	11,577	1996	2004
MAA Valleywood	Woodlands, TX	—		539	4,850	—	10,230	539	15,080	15,619	(8,616)	7,003	1984	1994
MAA at Daybreak	Salt Lake City, UT	—		7,025	—	—	87,540	7,025	87,540	94,565	(10,634)	83,931	2021	2021
MAA Carlyle Square	Alexandria, VA	—		29,728	154,309	—	8,961	29,728	163,270	192,998	(55,964)	137,034	2006/13	2016
MAA National Landing	Arlington, VA	—		30,452	125,091	—	21,097	30,452	146,188	176,640	(52,497)	124,143	2001	2016
MAA Centreville	Centreville, VA	—		7,664	70,012	—	10,168	7,664	80,180	87,844	(26,652)	61,192	1996	2016
MAA Stonefield	Charlottesville, VA	—		11,044	36,689	—	3,466	11,044	40,155	51,199	(12,652)	38,547	2013	2014
MAA Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	6,232	5,280	37,573	42,853	(17,943)	24,910	2002	2012
MAA Cobblestone Square	Fredericksburg, VA	—		10,990	48,696	—	6,877	10,990	55,573	66,563	(19,993)	46,570	2012	2016
MAA Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	8,518	4,842	30,195	35,037	(12,997)	22,040	1980	2013
MAA Seasons	Fredericksburg, VA	—		14,490	32,083	—	45,773	14,490	77,856	92,346	(30,526)	61,820	2011	2011
MAA Cosners Corner	Fredericksburg, VA	—		12,825	51,078	—	5,395	12,825	56,473	69,298	(17,922)	51,376	2013/16	2013
MAA Glen Allen	Glen Allen, VA	—		4,851	21,678	—	5,996	4,851	27,674	32,525	(13,357)	19,168	1986	2013
MAA West End	Glen Allen, VA	—		4,661	18,908	—	5,594	4,661	24,502	29,163	(11,350)	17,813	1987	2013
MAA Township	Hampton, VA	—		1,509	8,189	—	17,735	1,509	25,924	27,433	(15,303)	12,130	1987	1995
MAA Pavilion Place	Midlothian, VA	—		6,733	29,221	—	11,031	6,733	40,252	46,985	(18,311)	28,674	1989	2013
MAA Radius	Newport News, VA	—		5,040	36,481	—	12,428	5,040	48,909	53,949	(15,588)	38,361	2012	2015

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount carried as of December 31, 2025
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total (3)	Accumulated Depreciation (4)	Net	Date of Construction	Date Acquired
MAA Chase Gayton	Richmond, VA	—		6,021	29,004	—	8,229	6,021	37,233	43,254	(17,361)	25,893	1984	2013
MAA Hunton Park	Richmond, VA	—		4,930	35,598	—	13,091	4,930	48,689	53,619	(22,278)	31,341	2003	2011
MAA West Creek	Richmond, VA	—		10,112	36,136	—	17,858	10,112	53,994	64,106	(15,142)	48,964	2015/17	2015
MAA Tysons Corner	McLean, VA	—		30,776	82,021	—	17,567	30,776	99,588	130,364	(34,036)	96,328	1990	2016
Total Residential Properties		—		1,963,942	10,361,334	—	4,036,874	1,963,942	14,398,208	16,362,150	(5,820,403)	10,541,747
MAA 220 Riverside Retail	Jacksonville, FL	—		119	2,902	—	1,136	119	4,038	4,157	(966)	3,191	2015	2019
MAA Parkside Retail	Orlando, FL	—		742	11,924	—	2,680	742	14,604	15,346	(4,726)	10,620	1999	2016
MAA Robinson Retail	Orlando, FL	—		—	563	—	259	—	822	822	(102)	720	2021	2018
MAA Harbour Island Retail	Tampa, FL	—		386	4,315	—	522	386	4,837	5,223	(1,556)	3,667	1997	2016
MAA Rocky Point Retail	Tampa, FL	—		34	51	—	451	34	502	536	(390)	146	1994-96	2016
MAA SoHo Square Retail	Tampa, FL	—	(1)	268	4,033	—	220	268	4,253	4,521	(1,962)	2,559	2012	2016
MAA Buckhead Retail	Atlanta, GA	—		867	3,465	—	1,291	867	4,756	5,623	(1,943)	3,680	2012	2012
MAA Piedmont Park Retail	Atlanta, GA	—		426	1,089	—	180	426	1,269	1,695	(386)	1,309	1999	2016
MAA Riverside Office	Atlanta, GA	—		9,680	22,108	—	22,786	9,680	44,894	54,574	(14,623)	39,951	1996	2016
MAA Riverside Retail	Atlanta, GA	—		889	2,340	—	2,926	889	5,266	6,155	(1,846)	4,309	1996	2016
Post Training Facility	Atlanta, GA	—		1,092	968	—	243	1,092	1,211	2,303	(737)	1,566	1999	2016
MAA West Village Retail	Smyrna, GA	—		3,408	8,446	—	3,615	3,408	12,061	15,469	(4,113)	11,356	2012	2014
MAA Denton Pointe Retail	Kansas City, MO	—		700	4,439	—	2,004	700	6,443	7,143	(1,936)	5,207	2014	2015
MAA 1225 Retail	Charlotte, NC	—		52	199	—	302	52	501	553	(247)	306	2010	2010
MAA Gateway Retail	Charlotte, NC	—		318	1,430	—	135	318	1,565	1,883	(530)	1,353	2000	2016
MAA South Line Retail	Charlotte, NC	—		470	1,289	—	417	470	1,706	2,176	(545)	1,631	2009	2016
MAA Uptown Retail	Charlotte, NC	—		319	1,144	—	40	319	1,184	1,503	(397)	1,106	1998	2016
MAA Leasing Center	Charlotte, NC	—		1,290	1,488	—	719	1,290	2,207	3,497	(633)	2,864	1998	2016
MAA Hue Retail	Raleigh, NC	—		—	2,129	—	148	—	2,277	2,277	(584)	1,693	2010	2018
MAA Wade Park Retail	Raleigh, NC	—		317	4,552	—	304	317	4,856	5,173	(2,108)	3,065	2011	2016
MAA Greene Retail	Greenville, SC	—		—	—	—	39	—	39	39	(2)	37	2019	2019
MAA South Lamar Retail	Austin, TX	—		421	3,072	—	779	421	3,851	4,272	(1,248)	3,024	2011	2016
MAA Frisco Bridges Retail	Dallas, TX	—		779	6,593	—	1,275	779	7,868	8,647	(2,731)	5,916	2009	2016
MAA McKinney Avenue Retail	Dallas, TX	—		1,581	5,982	—	1,003	1,581	6,985	8,566	(2,169)	6,397	1996	2016
MAA Worthington Retail	Dallas, TX	—		108	495	—	441	108	936	1,044	(353)	691	1993/2008	2016
MAA Addison Circle Office	Dallas, TX	—		1,395	4,280	—	5,881	1,395	10,161	11,556	(2,662)	8,894	1998-2000	2016
MAA Addison Circle Retail	Dallas, TX	—		448	21,386	—	4,843	448	26,229	26,677	(9,050)	17,627	1998-2000	2016
MAA North Hall Retail	Dallas, TX	—		347	716	—	156	347	872	1,219	(346)	873	1998	2016
MAA Eastside Retail	Dallas, TX	—		682	10,645	—	1,719	682	12,364	13,046	(3,889)	9,157	2008	2016
MAA Heights Retail	Dallas, TX	—		1,065	3,314	—	1,036	1,065	4,350	5,415	(1,461)	3,954	1997	2016
MAA Katy Trail Retail	Dallas, TX	—		465	4,883	—	367	465	5,250	5,715	(1,640)	4,075	2010	2016
MAA Legacy Retail	Dallas, TX	—	(1)	150	3,334	—	628	150	3,962	4,112	(1,290)	2,822	2000	2016
MAA Midtown Square Retail	Houston, TX	—		1,322	16,005	—	1,931	1,322	17,936	19,258	(5,660)	13,598	1999/2013	2016
Rise Condo Devel LP Retail	Houston, TX	—		—	2,280	—	182	—	2,462	2,462	(801)	1,661	1999/2013	2016
MAA Bella Casita Retail	Irving, TX	—		46	186	—	276	46	462	508	(210)	298	2007	2010
MAA Times Square Retail	McKinney, TX	—		253	1,310	—	8,854	253	10,164	10,417	(2,467)	7,950	2009	2010
MAA Carlyle Square Retail	Alexandria, VA	—		1,048	7,930	—	435	1,048	8,365	9,413	(2,763)	6,650	2006/16	2016
Total Retail / Commercial Properties		—		31,487	171,285	—	70,223	31,487	241,508	272,995	(79,072)	193,923
MAA Milepost 35	Denver, CO	—		22,280	—	—	153,550	22,280	153,550	175,830	(8,285)	167,545	N/A	2022
MAA Point Hope	Charleston, SC	—		8,911	—	—	15,346	8,911	15,346	24,257	—	24,257	N/A	2025
MAA Breakwater	Tampa, FL	—		23,514	—	—	170,861	23,514	170,861	194,375	(3,594)	190,781	N/A	2022
Modera Liberty Row	Charlotte, NC	—		14,579	60,473	—	50,286	14,579	110,759	125,338	(1,552)	123,786	N/A	2024
MAA Plaza Midwood	Charlotte, NC	—		9,778	—	—	77,332	9,778	77,332	87,110	—	87,110	N/A	2022
Modera Chandler	Phoenix, AZ	—		10,935	—	—	64,856	10,935	64,856	75,791	—	75,791	N/A	2024
MAA One Scottsdale	Phoenix, AZ	—		23,588	—	—	6,195	23,588	6,195	29,783	—	29,783	N/A	2025
MAA Rove	Richmond, VA	—		11,504	—	—	41,583	11,504	41,583	53,087	—	53,087	N/A	2024
Total Active Development Properties		—		125,089	60,473	—	580,009	125,089	640,482	765,571	(13,431)	752,140
Total Properties		—		2,120,518	10,593,092	—	4,687,106	2,120,518	15,280,198	17,400,716	(5,912,906)	11,487,810
Total Land Held for Future Developments		—		73,359	—	—	—	73,359	—	73,359	—	73,359	N/A	Various
Total Properties in Predevelopment		—		16,738	—	—	25,681	16,738	25,681	42,419	(105)	42,314	N/A	Various
Corporate Properties		—			42,947	(7,855)	(69,558)	(7,855)	(26,611)	(34,466)	(1,006)	(35,472)	Various	Various
Total Other		—		90,097	42,947	(7,855)	(43,877)	82,242	(930)	81,312	(1,111)	80,201
Total Real Estate Assets, net of Real Estate Joint Venture		$—		$2,210,615	$10,636,039	$(7,855)	$4,643,229	$2,202,760	$15,279,268	$17,482,028	$(5,914,017)	$11,568,011

(1)
Encumbered by a $191.3 million secured property mortgage, with a fixed interest rate of 4.43%, which matures on February 10, 2049.
(2)
Encumbered by a $172.0 million secured property mortgage, with a fixed interest rate of 4.44%, which matures on January 10, 2049.
(3)
The aggregate cost for federal income tax purposes was approximately $13.9 billion (unaudited) as of December 31, 2025. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.
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

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Schedule III — Real Estate and Accumulated Depreciation

Years ended December 31, 2025, 2024 and 2023

The following table summarizes the Company’s changes in real estate investments and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	2025	2024	2023
Real estate investments:
Balance at beginning of year	$16,801,352	$16,006,618	$15,246,658
Acquisitions (1)	133,625	377,144	223,735
Less: fair market value of leases included in acquisitions	(728)	(2,371)	(2,050)
Improvement and development	630,164	581,050	546,237
Assets held for sale	(41,475)	(39,724)	—
Disposition of real estate assets (2)	(40,910)	(121,365)	(7,962)
Balance at end of year	$17,482,028	$16,801,352	$16,006,618
Accumulated depreciation:
Balance at beginning of year	$5,327,584	$4,864,690	$4,302,747
Depreciation	619,036	581,539	562,760
Assets held for sale	(2,295)	(30,218)	—
Disposition of real estate assets (2)	(30,308)	(88,427)	(817)
Balance at end of year	$5,914,017	$5,327,584	$4,864,690
(1)
Includes non-cash activity related to acquisitions.
(2)
Includes assets sold, casualty losses and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm.