Form 10-Q
period 2026-06-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2026-07-30
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	July 27, 2026
Common Stock, $0.01 par value	116,021,957

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This quarterly report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2026 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this quarterly report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this quarterly report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interests in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders.”

As of June 30, 2026, MAA owned 116,015,088 OP Units (97.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

•
the condensed consolidated financial statements in Part I, Item 1 of this quarterly report;
•
certain accompanying notes to the condensed consolidated financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; Note 4 - MAA Equity and Note 5 - MAALP Capital; and Note 8 - Shareholders’ Equity of MAA and Note 9 - Partners’ Capital of MAALP;
•
the controls and procedures in Part I, Item 4 of this quarterly report; and
•
the certifications included as Exhibits 31 and 32 to this quarterly report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Real estate assets:
Land	$2,176,947	$2,129,401
Buildings and improvements and other	15,218,047	14,852,509
Development and capital improvements in progress	406,830	426,759
	17,801,824	17,408,669
Less: Accumulated depreciation	(6,244,124)	(5,914,017)
	11,557,700	11,494,652
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,868	41,313
Real estate assets, net	11,672,927	11,609,324

Cash and cash equivalents	51,836	60,258
Restricted cash	13,168	13,717
Other assets	256,653	245,683
Assets held for sale	—	46,401
Total assets	$11,994,584	$11,975,383

Liabilities and equity
Liabilities:
Unsecured notes payable, net	$5,331,445	$5,044,979
Secured notes payable, net	360,456	360,393
Accrued expenses and other liabilities	701,182	730,366
Total liabilities	6,393,083	6,135,738

Redeemable common stock (1)	18,907	20,402

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 116,015,088 and 116,878,077 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	1,157	1,166
Additional paid-in capital	7,283,817	7,401,962
Accumulated distributions in excess of net income	(1,846,433)	(1,734,986)
Accumulated other comprehensive loss	(4,555)	(5,300)
Total MAA shareholders’ equity	5,433,995	5,662,851
Noncontrolling interests - OP Units	136,117	141,503
Total Company’s shareholders’ equity	5,570,112	5,804,354
Noncontrolling interests - consolidated real estate entities	12,482	14,889
Total equity	5,582,594	5,819,243
Total liabilities and equity	$11,994,584	$11,975,383
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are 136,080 and 146,875, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Rental and other property revenues	$555,127	$549,902	$1,108,852	$1,099,197
Expenses:
Operating expenses, excluding real estate taxes and insurance	136,525	132,465	264,138	257,420
Real estate taxes and insurance	82,195	82,189	160,154	158,587
Depreciation and amortization	162,548	153,521	324,418	305,871
Total property operating expenses	381,268	368,175	748,710	721,878
Property management expenses	17,955	17,511	40,416	38,089
General and administrative expenses	15,146	12,813	31,862	28,432
Interest expense	53,132	45,111	104,541	90,272
(Gain) loss on sale of depreciable real estate assets	(35,255)	69	(55,419)	(71,842)
Other non-operating income, net	(2,102)	(4,722)	(18,107)	(5,556)
Income before income tax expense	124,983	110,945	256,849	297,924
Income tax expense	(454)	(600)	(5,975)	(1,638)
Income from continuing operations before real estate joint venture activity	124,529	110,345	250,874	296,286
Income from real estate joint venture	289	530	555	995
Net income	124,818	110,875	251,429	297,281
Net income attributable to noncontrolling interests	3,068	2,748	5,320	7,481
Net income available for shareholders	121,750	108,127	246,109	289,800
Dividends to MAA Series I preferred shareholders	922	922	1,844	1,844
Net income available for MAA common shareholders	$120,828	$107,205	$244,265	$287,956

Earnings per common share - basic:
Net income available for MAA common shareholders	$1.04	$0.92	$2.10	$2.46

Earnings per common share - diluted:
Net income available for MAA common shareholders	$1.04	$0.92	$2.10	$2.46

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$124,818	$110,875	$251,429	$297,281
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	381	429	762	858
Total comprehensive income	125,199	111,304	252,191	298,139
Less: Comprehensive income attributable to noncontrolling interests	(3,076)	(2,765)	(5,337)	(7,509)
Comprehensive income attributable to MAA	$122,123	$108,539	$246,854	$290,630

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2026	2025
Net income	$251,429	$297,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324,789	306,208
Gain on sale of depreciable real estate assets	(55,419)	(71,842)
Loss (gain) on embedded derivative in preferred shares	483	(1,283)
Stock compensation expense	9,487	8,727
Amortization of debt issuance costs, discounts and premiums	3,535	3,242
Gain on investments	(20,481)	(413)
Change in accrued expenses and other liabilities	(29,184)	13,306
Net change in other operating accounts and operating activities	(2,090)	(5,159)
Net cash provided by operating activities	482,549	550,067

Cash flows from investing activities:
Purchases of real estate and other assets	(46,015)	(8,690)
Capital improvements and other	(167,354)	(161,541)
Development costs	(141,024)	(145,358)
Contributions to affiliates	(1,238)	(7,425)
Proceeds from real estate asset dispositions	79,881	81,128
Net proceeds from insurance recoveries	—	3,564
Net cash used in investing activities	(275,750)	(238,322)

Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(12,000)	65,000
Proceeds from notes payable	300,474	—
Payment of deferred financing costs	(4,476)	—
Repurchase of common shares	(122,788)	—
Distributions to noncontrolling interests	(8,983)	(9,297)
Dividends paid on common shares	(356,923)	(354,284)
Dividends paid on preferred shares	(1,844)	(1,844)
Proceeds from issuances of common shares	735	729
Acquisition of noncontrolling interest	(11,034)	—
Net change in other financing activities	1,069	(694)
Net cash used in financing activities	(215,770)	(300,390)

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,971)	11,355
Cash, cash equivalents and restricted cash, beginning of period	73,975	56,761
Cash, cash equivalents and restricted cash, end of period	$65,004	$68,116

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$51,836	$54,482
Restricted cash	13,168	13,634
Total cash, cash equivalents and restricted cash	$65,004	$68,116

Supplemental information:
Interest paid	$92,903	$87,696
Income taxes paid	3,264	141
Non-cash transactions:
Distributions on common shares/units declared and accrued	$181,985	$181,832
Accrued construction in progress	38,650	41,738
Interest capitalized	8,280	10,153
Conversion of OP Units to shares of common stock	594	6,368

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30, 2026	December 31, 2025
Assets
Real estate assets:
Land	$2,176,947	$2,129,401
Buildings and improvements and other	15,218,047	14,852,509
Development and capital improvements in progress	406,830	426,759
	17,801,824	17,408,669
Less: Accumulated depreciation	(6,244,124)	(5,914,017)
	11,557,700	11,494,652
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,868	41,313
Real estate assets, net	11,672,927	11,609,324

Cash and cash equivalents	51,836	60,258
Restricted cash	13,168	13,717
Other assets	256,653	245,683
Assets held for sale	—	46,401
Total assets	$11,994,584	$11,975,383

Liabilities and capital
Liabilities:
Unsecured notes payable, net	$5,331,445	$5,044,979
Secured notes payable, net	360,456	360,393
Accrued expenses and other liabilities	701,182	730,366
Due to general partner	19	19
Total liabilities	6,393,102	6,135,757

Redeemable common units (1)	18,907	20,402

Operating Partnership capital:
Preferred units, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of June 30, 2026 and December 31, 2025, respectively	66,840	66,840
General partner, 116,015,088 and 116,878,077 OP Units outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	5,371,749	5,601,367
Limited partners, 2,929,440 and 2,941,839 OP Units outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	136,117	141,503
Accumulated other comprehensive loss	(4,613)	(5,375)
Total operating partners’ capital	5,570,093	5,804,335
Noncontrolling interests - consolidated real estate entities	12,482	14,889
Total equity	5,582,575	5,819,224
Total liabilities and equity	$11,994,584	$11,975,383
(1)
Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are 136,080 and 146,875, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Rental and other property revenues	$555,127	$549,902	$1,108,852	$1,099,197
Expenses:
Operating expenses, excluding real estate taxes and insurance	136,525	132,465	264,138	257,420
Real estate taxes and insurance	82,195	82,189	160,154	158,587
Depreciation and amortization	162,548	153,521	324,418	305,871
Total property operating expenses	381,268	368,175	748,710	721,878
Property management expenses	17,955	17,511	40,416	38,089
General and administrative expenses	15,146	12,813	31,862	28,432
Interest expense	53,132	45,111	104,541	90,272
(Gain) loss on sale of depreciable real estate assets	(35,255)	69	(55,419)	(71,842)
Other non-operating income, net	(2,102)	(4,722)	(18,107)	(5,556)
Income before income tax expense	124,983	110,945	256,849	297,924
Income tax expense	(454)	(600)	(5,975)	(1,638)
Income from continuing operations before real estate joint venture activity	124,529	110,345	250,874	296,286
Income from real estate joint venture	289	530	555	995
Net income	124,818	110,875	251,429	297,281
Net loss attributable to noncontrolling interests	—	—	(869)	—
Net income available for MAALP unitholders	124,818	110,875	252,298	297,281
Distributions to MAALP Series I preferred unitholders	922	922	1,844	1,844
Net income available for MAALP common unitholders	$123,896	$109,953	$250,454	$295,437

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$1.04	$0.92	$2.10	$2.46

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$1.04	$0.92	$2.10	$2.46

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$124,818	$110,875	$251,429	$297,281
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	381	429	762	858
Total comprehensive income	125,199	111,304	252,191	298,139
Comprehensive loss attributable to noncontrolling interests	—	—	869	—
Comprehensive income attributable to MAALP	$125,199	$111,304	$253,060	$298,139

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2026	2025
Net income	$251,429	$297,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324,789	306,208
Gain on sale of depreciable real estate assets	(55,419)	(71,842)
Loss (gain) on embedded derivative in preferred shares	483	(1,283)
Stock compensation expense	9,487	8,727
Amortization of debt issuance costs, discounts and premiums	3,535	3,242
Gain on investments	(20,481)	(413)
Change in accrued expenses and other liabilities	(29,184)	13,306
Net change in other operating accounts and operating activities	(2,090)	(5,159)
Net cash provided by operating activities	482,549	550,067

Cash flows from investing activities:
Purchases of real estate and other assets	(46,015)	(8,690)
Capital improvements and other	(167,354)	(161,541)
Development costs	(141,024)	(145,358)
Contributions to affiliates	(1,238)	(7,425)
Proceeds from real estate asset dispositions	79,881	81,128
Net proceeds from insurance recoveries	—	3,564
Net cash used in investing activities	(275,750)	(238,322)

Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(12,000)	65,000
Proceeds from notes payable	300,474	—
Payment of deferred financing costs	(4,476)	—
Repurchase of common units	(122,788)	—
Distributions paid on common units	(365,906)	(363,581)
Distributions paid on preferred units	(1,844)	(1,844)
Proceeds from issuances of common units	735	729
Acquisition of noncontrolling interest	(11,034)	—
Net change in other financing activities	1,069	(694)
Net cash used in financing activities	(215,770)	(300,390)

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,971)	11,355
Cash, cash equivalents and restricted cash, beginning of period	73,975	56,761
Cash, cash equivalents and restricted cash, end of period	$65,004	$68,116

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$51,836	$54,482
Restricted cash	13,168	13,634
Total cash, cash equivalents and restricted cash	$65,004	$68,116

Supplemental information:
Interest paid	$92,903	$87,696
Income taxes paid	3,264	141
Non-cash transactions:
Distributions on common units declared and accrued	$181,985	$181,832
Accrued construction in progress	38,650	41,738
Interest capitalized	8,280	10,153

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

As of June 30, 2026, MAA owned 116,015,088 OP Units (97.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of June 30, 2026, the Company owned and operated 294 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of June 30, 2026, the Company also had six development communities under construction, totaling 1,749 apartment units once complete, and development costs of $360.4 million had been incurred through June 30, 2026 with respect to those development communities. The Company expects to complete two of these developments in 2026, two in 2027 and two in 2028. As of June 30, 2026, 37 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of June 30, 2026.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership and all other subsidiaries in which MAA has a controlling financial interest. MAA owns, directly or indirectly, approximately 95% to 100% of all consolidated subsidiaries, including the Operating Partnership. Management believes all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Noncontrolling Interests

As of June 30, 2026, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units of the
Operating Partnership. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIEs with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of June 30, 2026, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $429.9 million, and consolidated liabilities were $14.9 million, after intercompany eliminations. As of December 31, 2025, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $386.4 million, and consolidated liabilities were $16.7 million, after intercompany eliminations. During the six months ended June 30, 2026, the Company paid $11.0 million to acquire the noncontrolling interest of a consolidated real estate entity.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture, as well as six technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $41.9 million and $41.3 million as of June 30, 2026 and December 31, 2025, respectively, and is included in “Investment in real estate joint venture” in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of June 30, 2026 and December 31, 2025, the Company’s investments in the limited partnerships were $100.9 million and $78.2 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at the estimated fair value, recognized in “Other non-operating income, net” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended June 30, 2026 and 2025, the Company recognized $0.8 million and $0.1 million of expense, respectively, from its investments in the limited partnerships. During the six months ended June 30, 2026 and 2025, the Company recognized $22.1 million and $1.6 million of income, respectively, from its investments in the limited partnerships. As of June 30, 2026, the Company was committed to make additional capital contributions totaling $19.5 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets, with any related gains and losses, including realized and unrealized gains and losses, recognized in “Other non-operating income, net” in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the Company’s investment in the marketable equity securities was $2.3 million and $3.9 million, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized $0.6 million and $0.4 million of unrealized losses, respectively, from its investment in marketable equity securities. During the six months ended June 30, 2026 and 2025, the Company recognized $1.6 million and $1.4 million of unrealized losses, respectively, from its investment in marketable equity securities.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of June 30, 2026 and December 31, 2025, right-of-use assets recorded within “Other assets” totaled $36.7 million and $38.0 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $23.4 million and $24.3 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the periods ended June 30, 2026 and 2025 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2026 and 2025 was also immaterial. See Note 10 for additional disclosures regarding leases.

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

2. Earnings per Common Share of MAA

Basic earnings per share is computed using the two-class method by dividing net income available for MAA common shareholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with diluted earnings per share being the more dilutive of the treasury stock or two-class methods. OP Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share.

During the three months ended June 30, 2026, MAA repurchased 0.38 million shares of its common stock at a weighted average share price of $130.66 per share for total consideration of $50.0 million under its share repurchase program. During the six months ended June 30, 2026, MAA repurchased 0.94 million shares of its common stock at a weighted average share price of $130.54 per share for total consideration of $122.8 million under its share repurchase program.

For the three and six months ended June 30, 2026 and 2025, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Calculation of Earnings per common share - basic
Net income	$124,818	$110,875	$251,429	$297,281
Net income attributable to noncontrolling interests	(3,068)	(2,748)	(5,320)	(7,481)
Unvested restricted shares (allocation of earnings)	(88)	(59)	(160)	(156)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$120,740	$107,146	$244,105	$287,800

Weighted average common shares - basic	116,079	116,976	116,349	116,908
Earnings per common share - basic	$1.04	$0.92	$2.10	$2.46

Calculation of Earnings per common share - diluted
Net income	$124,818	$110,875	$251,429	$297,281
Net income attributable to noncontrolling interests (1)	(3,068)	(2,748)	(5,320)	(7,481)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders, adjusted	$120,828	$107,205	$244,265	$287,956

Weighted average common shares - basic	116,079	116,976	116,349	116,908
Effect of dilutive securities	65	187	96	241
Weighted average common shares - diluted	116,144	117,163	116,445	117,149
Earnings per common share - diluted	$1.04	$0.92	$2.10	$2.46
(1)
For the three and six months ended June 30, 2026 and 2025, 2.9 million OP Units and 3.0 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

During the three months ended June 30, 2026, MAALP repurchased 0.38 million of its OP Units from MAA at a weighted average unit price of $130.66 per unit for total consideration of $50.0 million under its unit repurchase program. During the six months ended June 30, 2026, MAALP repurchased 0.94 million of its OP Units from MAA at a weighted average unit price of $130.54 per unit for total consideration of $122.8 million under its unit repurchase program.

For the three and six months ended June 30, 2026 and 2025, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Calculation of Earnings per common unit - basic
Net income	$124,818	$110,875	$251,429	$297,281
Net loss attributable to noncontrolling interests	—	—	869	—
Unvested restricted units (allocation of earnings)	(88)	(59)	(160)	(156)
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$123,808	$109,894	$250,294	$295,281

Weighted average common units - basic	119,009	119,950	119,284	119,932
Earnings per common unit - basic	$1.04	$0.92	$2.10	$2.46

Calculation of Earnings per common unit - diluted
Net income	$124,818	$110,875	$251,429	$297,281
Net loss attributable to noncontrolling interests	—	—	869	—
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAALP common unitholders, adjusted	$123,896	$109,953	$250,454	$295,437

Weighted average common units - basic	119,009	119,950	119,284	119,932
Effect of dilutive securities	65	187	96	241
Weighted average common units - diluted	119,074	120,137	119,380	120,173
Earnings per common unit - diluted	$1.04	$0.92	$2.10	$2.46

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2026	$9	$1,161	$7,331,507	$(1,787,111)	$(4,928)	$138,537	$11,135	$5,690,310
Net income	—	—	—	121,750	—	3,068	—	124,818
Other comprehensive income - derivative instruments	—	—	—	—	373	8	—	381
Issuance and registration of common shares	—	—	(754)	—	—	—	—	(754)
Shares repurchased and retired	—	(4)	(51,912)	—	—	—	—	(51,916)
Shares issued in exchange for common units	—	—	137	—	—	(137)	—	—
Redeemable stock fair market value adjustment	—	—	—	(2,598)	—	—	—	(2,598)
Adjustment for noncontrolling interests in Operating Partnership	—	—	886	—	—	(886)	—	—
Amortization of unearned compensation	—	—	3,953	—	—	—	—	3,953
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.530 per share)	—	—	—	(177,552)	—	—	—	(177,552)
Distributions on noncontrolling interests units ($1.530 per unit)	—	—	—	—	—	(4,473)	—	(4,473)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,347	1,347
EQUITY BALANCE JUNE 30, 2026	$9	$1,157	$7,283,817	$(1,846,433)	$(4,555)	$136,117	$12,482	$5,582,594

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE MARCH 31, 2025	$9	$1,166	$7,422,913	$(1,467,858)	$(6,522)	$154,810	$28,952	$6,133,470
Net income	—	—	—	108,127	—	2,748	—	110,875
Other comprehensive income - derivative instruments	—	—	—	—	412	17	—	429
Issuance and registration of common shares	—	1	(1,107)	—	—	—	—	(1,106)
Shares repurchased and retired	—	—	(1,769)	—	—	—	—	(1,769)
Shares issued in exchange for common units	—	1	5,608	—	—	(5,609)	—	—
Shares issued in exchange for redeemable stock	—	—	2,109	—	—	—	—	2,109
Redeemable stock fair market value adjustment	—	—	—	2,724	—	—	—	2,724
Adjustment for noncontrolling interests in Operating Partnership	—	—	58	—	—	(58)	—	—
Amortization of unearned compensation	—	—	3,815	—	—	—	—	3,815
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.515 per share)	—	—	—	(177,411)	—	—	—	(177,411)
Distributions on noncontrolling interests units ($1.515 per unit)	—	—	—	—	—	(4,469)	—	(4,469)
Contribution from noncontrolling interest	—	—	—	—	—	—	1,520	1,520
EQUITY BALANCE JUNE 30, 2025	$9	$1,168	$7,431,627	$(1,535,340)	$(6,110)	$147,439	$30,472	$6,069,265

Changes in MAA’s total equity and its components for the six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2025	$9	$1,166	$7,401,962	$(1,734,986)	$(5,300)	$141,503	$14,889	$5,819,243
Net income (loss)	—	—	—	246,109	—	6,189	(869)	251,429
Other comprehensive income - derivative instruments	—	—	—	—	745	17	—	762
Issuance and registration of common shares	—	1	(601)	—	—	—	—	(600)
Shares repurchased and retired	—	(10)	(125,545)	—	—	—	—	(125,555)
Shares issued in exchange for common units	—	—	594	—	—	(594)	—	—
Redeemable stock fair market value adjustment	—	—	—	(110)	—	—	—	(110)
Adjustment for noncontrolling interests in Operating Partnership	—	—	2,034	—	—	(2,034)	—	—
Amortization of unearned compensation	—	—	10,212	—	—	—	—	10,212
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($3.060 per share)	—	—	—	(355,602)	—	—	—	(355,602)
Distributions on noncontrolling interests units ($3.060 per unit)	—	—	—	—	—	(8,964)	—	(8,964)
Acquisition of noncontrolling interest	—	—	(4,839)	—	—	—	(5,374)	(10,213)
Contribution from noncontrolling interest	—	—	—	—	—	—	3,836	3,836
EQUITY BALANCE JUNE 30, 2026	$9	$1,157	$7,283,817	$(1,846,433)	$(4,555)	$136,117	$12,482	$5,582,594

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2024	$9	$1,166	$7,417,453	$(1,469,557)	$(6,940)	$155,409	$27,894	$6,125,434
Net income	—	—	—	289,800	—	7,481	—	297,281
Other comprehensive income - derivative instruments	—	—	—	—	830	28	—	858
Issuance and registration of common shares	—	1	(950)	—	—	—	—	(949)
Shares repurchased and retired	—	—	(3,071)	—	—	—	—	(3,071)
Exercise of stock options	—	—	38	—	—	—	—	38
Shares issued in exchange for common units	—	1	6,367	—	—	(6,368)	—	—
Shares issued in exchange for redeemable stock	—	—	2,109	—	—	—	—	2,109
Redeemable stock fair market value adjustment	—	—	—	829	—	—	—	829
Adjustment for noncontrolling interests in Operating Partnership	—	—	5	—	—	(5)	—	—
Amortization of unearned compensation	—	—	9,676	—	—	—	—	9,676
Dividends on preferred stock	—	—	—	(1,844)	—	—	—	(1,844)
Dividends on common stock ($3.030 per share)	—	—	—	(354,568)	—	—	—	(354,568)
Distributions on noncontrolling interests units ($3.030 per unit)	—	—	—	—	—	(9,106)	—	(9,106)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,578	2,578
EQUITY BALANCE JUNE 30, 2025	$9	$1,168	$7,431,627	$(1,535,340)	$(6,110)	$147,439	$30,472	$6,069,265

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2026	$5,478,773	$138,537	$66,840	$(4,994)	$11,135	$5,690,291
Net income	120,828	3,068	922	—	—	124,818
Other comprehensive income - derivative instruments	—	—	—	381	—	381
Issuance of units	(754)	—	—	—	—	(754)
Units repurchased and retired	(51,916)	—	—	—	—	(51,916)
General partner units issued in exchange for limited partner units	137	(137)	—	—	—	—
Redeemable units fair market value adjustment	(2,598)	—	—	—	—	(2,598)
Adjustment for limited partners’ capital at redemption value	878	(878)	—	—	—	—
Amortization of unearned compensation	3,953	—	—	—	—	3,953
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.530 per unit)	(177,552)	(4,473)	—	—	—	(182,025)
Contribution from noncontrolling interest	—	—	—	—	1,347	1,347
CAPITAL BALANCE JUNE 30, 2026	$5,371,749	$136,117	$66,840	$(4,613)	$12,482	$5,582,575

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE MARCH 31, 2025	$5,889,484	$154,810	$66,840	$(6,635)	$28,952	$6,133,451
Net income	107,205	2,748	922	—	—	110,875
Other comprehensive income - derivative instruments	—	—	—	429	—	429
Issuance of units	(1,106)	—	—	—	—	(1,106)
Units repurchased and retired	(1,769)	—	—	—	—	(1,769)
General partner units issued in exchange for limited partner units	5,609	(5,609)	—	—	—	—
Units issued in exchange for redeemable stock	2,109	—	—	—	—	2,109
Redeemable units fair market value adjustment	2,724	—	—	—	—	2,724
Adjustment for limited partners’ capital at redemption value	41	(41)	—	—	—	—
Amortization of unearned compensation	3,815	—	—	—	—	3,815
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.515 per unit)	(177,411)	(4,469)	—	—	—	(181,880)
Contribution from noncontrolling interest	—	—	—	—	1,520	1,520
CAPITAL BALANCE JUNE 30, 2025	$5,830,701	$147,439	$66,840	$(6,206)	$30,472	$6,069,246

Changes in MAALP’s total capital and its components for the six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2025	$5,601,367	$141,503	$66,840	$(5,375)	$14,889	$5,819,224
Net income (loss)	244,265	6,189	1,844	—	(869)	251,429
Other comprehensive income - derivative instruments	—	—	—	762	—	762
Issuance of units	(600)	—	—	—	—	(600)
Units repurchased and retired	(125,555)	—	—	—	—	(125,555)
General partner units issued in exchange for limited partner units	594	(594)	—	—	—	—
Redeemable units fair market value adjustment	(110)	—	—	—	—	(110)
Adjustment for limited partners’ capital at redemption value	2,017	(2,017)	—	—	—	—
Amortization of unearned compensation	10,212	—	—	—	—	10,212
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($3.060 per unit)	(355,602)	(8,964)	—	—	—	(364,566)
Acquisition of noncontrolling interest	(4,839)	—	—	—	(5,374)	(10,213)
Contribution from noncontrolling interest	—	—	—	—	3,836	3,836
CAPITAL BALANCE JUNE 30, 2026	$5,371,749	$136,117	$66,840	$(4,613)	$12,482	$5,582,575

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2024	$5,882,336	$155,409	$66,840	$(7,064)	$27,894	$6,125,415
Net income	287,956	7,481	1,844	—	—	297,281
Other comprehensive income - derivative instruments	—	—	—	858	—	858
Issuance of units	(949)	—	—	—	—	(949)
Units repurchased and retired	(3,071)	—	—	—	—	(3,071)
Exercise of unit options	38	—	—	—	—	38
General partner units issued in exchange for limited partner units	6,368	(6,368)	—	—	—	—
Units issued in exchange for redeemable stock	2,109	—	—	—	—	2,109
Redeemable units fair market value adjustment	829	—	—	—	—	829
Adjustment for limited partners’ capital at redemption value	(23)	23	—	—	—	—
Amortization of unearned compensation	9,676	—	—	—	—	9,676
Distributions to preferred unitholders	—	—	(1,844)	—	—	(1,844)
Distributions to common unitholders ($3.030 per unit)	(354,568)	(9,106)	—	—	—	(363,674)
Contribution from noncontrolling interest	—	—	—	—	2,578	2,578
CAPITAL BALANCE JUNE 30, 2025	$5,830,701	$147,439	$66,840	$(6,206)	$30,472	$6,069,246

6. Borrowings

The following table summarizes the Company’s outstanding debt as of June 30, 2026 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,600,000	3.8%	1/19/2032
Variable rate commercial paper program	664,000	4.1%	7/8/2026
Variable rate term loan	100,000	4.4%	11/15/2030
Debt issuance costs, discounts and premiums	(32,555)
Total unsecured debt	$5,331,445	3.8%
Secured debt
Fixed rate property mortgages	$363,293	4.4%	1/26/2049
Debt issuance costs	(2,837)
Total secured debt	$360,456	4.4%
Total outstanding debt	$5,691,901	3.9%

Unsecured Revolving Credit Facility

MAALP has entered into an unsecured revolving credit facility, with a borrowing capacity of $1.5 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at a variable rate, at MAALP’s election, of either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.65% to 1.40% based upon MAALP’s credit rating, with the current spread at 0.725%, or (2) the base rate set forth in the credit agreement plus an applicable margin ranging from 0.00% to 0.40% based upon MAALP’s credit rating. The revolving credit facility has a maturity date in January 2030 with an option to extend for two additional six-month periods. As of June 30, 2026, there was no outstanding balance under the revolving credit facility, while $5.0 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $750.0 million. As of June 30, 2026, MAALP had $664.0 million of borrowings outstanding under the commercial paper program. For the three months ended June 30, 2026, the average daily borrowings outstanding under the commercial paper program were $680.7 million.

Unsecured Senior Notes

As of June 30, 2026, MAALP had $4.6 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2032.

In February 2026, MAALP publicly issued $200.0 million in aggregate principal amount of unsecured senior notes, maturing January 2033 with a coupon rate of 4.650% per annum, or the Additional 2033 Notes. The Additional 2033 Notes have an effective interest rate of 4.606% over the life of the notes. The Additional 2033 Notes were issued as additional notes under the indenture and the supplemental indenture pursuant to which MAALP previously issued $400.0 million in aggregate principal amount of unsecured senior notes in November 2025, or the Initial 2033 Notes. The Additional 2033 Notes will be treated as a single series of securities with the Initial 2033 Notes and will have the same CUSIP number as, and be fungible with, the Initial 2033 Notes. The purchase price paid by the purchasers of the Additional 2033 Notes was 100.237% of the principal amount. The net proceeds of the offering, after considering the original issue premium, cash received for interest due but not accrued, and underwriting commissions and expenses totaling a net amount of approximately $2.0 million, were $202.0 million. The Additional 2033 Notes have been reflected net of premium and debt issuance costs in the Condensed Consolidated Balance Sheets as of June 30, 2026.

Unsecured Term Loan

In June 2026, MAALP entered into an unsecured delayed draw term loan program (the “DDTL Facility”) with a syndicate of banks in the aggregate committed principal amount of up to $350.0 million. Advances of loans under the DDTL Facility may be requested by MAALP in one or more draws (subject to a maximum of five draws) and will be available until December 21, 2026 (the “Commitment Expiration”). The DDTL Facility is scheduled to mature in November 2030. Amounts borrowed under the DDTL Facility will bear interest at a variable rate, at MAALP’s election, either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.675% to 1.550% based upon MAALP’s credit rating or (2) a base rate plus an applicable margin ranging from 0.00% to 0.550% based upon MAALP’s credit rating. The DDTL Facility also contains an uncommitted accordion feature that allows MAALP to increase the total amount of unsecured indebtedness under the DDTL Facility to $550.0 million until the Commitment Expiration. The amounts due under the DDTL Facility may be prepaid, in whole or in part, subject to payment of applicable breakage fees. As of June 30, 2026, there was $100.0 million outstanding under the DDTL Facility. MAALP intends to use the loan proceeds for general corporate purposes, including repayment of other debt.

Secured Property Mortgages

As of June 30, 2026, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

Upcoming Debt Obligations

As of June 30, 2026, MAALP’s debt obligations over the next 12 months consist of approximately $1.6 billion of principal obligations, including $664.0 million of commercial paper borrowings due July 2026, $300.0 million of unsecured senior notes due September 2026 and $600.0 million of unsecured senior notes due June 2027.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of June 30, 2026 and December 31, 2025 totaled $4.9 billion and $4.7 billion, respectively, and had estimated fair values of $4.7 billion and $4.5 billion (excluding prepayment penalties) as of June 30, 2026 and December 31, 2025, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of June 30, 2026 and December 31, 2025 totaled $764.0 million and $676.0 million, respectively, and the variable rate debt had estimated fair values of $764.0 million and $676.0 million as of June 30, 2026 and December 31, 2025, respectively. The fair values of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 30, 2026, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company may use various inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA, treasury rates and trading data available of prices of the preferred shares, to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating income, net” in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the fair value of the embedded derivative was $13.8 million and $14.3 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of June 30, 2026 and December 31, 2025 were classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of June 30, 2026, the Company had $4.6 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.5 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2026	2025
Terminated interest rate swaps	Interest expense	$(381)	$(429)
		Six months ended June 30,
		2026	2025
Terminated interest rate swaps	Interest expense	$(762)	$(858)

		Gain (Loss) Recognized in Earnings on Derivative
	Location of Gain (Loss) Recognized	Three months ended June 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2026	2025
Preferred stock embedded derivative	Other non-operating income, net	$1,091	$1,693
		Six months ended June 30,
		2026	2025
Preferred stock embedded derivative	Other non-operating income, net	$(483)	$1,283

8. Shareholders’ Equity of MAA

As of June 30, 2026, 116,015,088 shares of common stock of MAA and 2,929,440 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,944,528 common shares and units. As of June 30, 2025, 117,071,410 shares of common stock of MAA and 2,949,657 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 120,021,067 common shares and units.

Preferred Stock

As of June 30, 2026, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

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

At-the-Market Share Offering Program

MAA has entered into an at-the-market equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock, at such times as determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three and six months ended June 30, 2026 and 2025, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2026, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of June 30, 2026, there were 118,944,528 OP Units outstanding, 116,015,088, or 97.5%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 2,929,440 OP Units were Class A OP Units owned by Class A limited partners. As of June 30, 2025, there were 120,021,067 OP Units outstanding, 117,071,410, or 97.5%, of which were owned by MAA and 2,949,657 of which were owned by the Class A limited partners.

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

As of June 30, 2026, a total of 2,929,440 Class A OP Units were outstanding and redeemable for 2,929,440 shares of MAA common stock, with an approximate value of $407.0 million, based on the closing price of MAA’s common stock on June 30, 2026 of $138.94 per share. As of June 30, 2025, a total of 2,949,657 Class A OP Units were outstanding and redeemable for 2,949,657 shares of MAA common stock, with an approximate value of $436.6 million, based on the closing price of MAA’s common stock on June 30, 2025 of $148.01 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of June 30, 2026, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of June 30, 2026, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of June 30, 2026, the Company’s operating leases had a weighted average remaining lease term of approximately 37 years and a weighted average discount rate of approximately 4.6%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2026 (in thousands):

Operating Leases
2026	$1,560
2027	3,136
2028	1,714
2029	820
2030	771
Thereafter	54,187
Total minimum lease payments	62,188
Net present value adjustments	(38,821)
Right-of-use lease liabilities	$23,367

Legal Proceedings

In late 2022 and early 2023, multiple putative class action lawsuits were filed against RealPage, Inc. and approximately 50 of the largest owners and operators of apartment communities in the country, including the Company, alleging that RealPage and such owners and operators conspired to artificially inflate multifamily residential rental prices through the use of RealPage’s revenue management software. In April 2023, those cases were centralized in the U.S. District Court for the Middle District of Tennessee in a case captioned In Re: RealPage, Inc., Rental Software Antitrust Litigation (No. II) (the “Class Action Litigation”). On January 26, 2026, the Company entered into a settlement agreement with the named plaintiffs in the Class Action Litigation, individually and on behalf of the class members, which was subsequently amended on April 28, 2026. The settlement agreement, as well as settlement agreements entered into by other defendants, received preliminary approval from the Court on May 22, 2026, and remains subject to final approval by the Court. Certain Attorneys General, including the D.C. Attorney General and Kentucky Attorney General, have appealed to the United States Court of Appeals for the Sixth Circuit the Court’s order denying their motion to intervene and to clarify or modify the preliminary approval order entered in connection with the proposed settlements, as well as from the Court’s order enjoining class members from pursuing certain claims that would be released by the settlements that the Court preliminarily approved. The appeal remains pending.

Under the terms of the settlement agreement, the Company was required to pay an aggregate of $53.0 million into a settlement fund to settle all claims asserted, or that could have been asserted, against the Company relating to the alleged conduct at issue in the Class Action Litigation. The settlement payment was made in two equal installments of $26.5 million. The first payment was made in March 2026 and the second payment was made in May 2026. The settlement amount is inclusive of the recovery amount for class members, fees for the plaintiffs’ counsel, and the costs of administering the settlement. In addition, the settlement agreement includes certain prospective commitments regarding the Company’s business practices, including provisions relating to the disclosure and use of nonpublic data and the Company’s use of revenue management software, all of which the Company believes are consistent with its existing practices and will not require material changes to current operations. Under the settlement agreement, if the number of eligible class members opting out of the settlement exceeds a specified level, the Company may request that the settlement terms be revised, and if the parties then cannot agree on revised settlement terms within 60 days (as may be extended by the parties), the settlement agreement will terminate. There can be no assurance as to the ultimate outcome of the Class Action Litigation with respect to the Company, including no assurance that the settlement agreement will be approved by the Court or that any revised settlement terms, if applicable, will be finalized by the parties and approved by the Court. If the settlement agreement is not approved by the Court or the parties otherwise cannot finalize a settlement, the Company plans to vigorously defend itself in the Class Action Litigation and the Company believes there are defenses, both factual and legal, to the allegations against it.

Other lawsuits making allegations similar to those asserted in the Class Action Litigation and seeking monetary damages and penalties, injunctive relief, and attorneys’ fees and costs have also been filed. In November 2023, a lawsuit alleging violations of the District of Columbia’s antitrust laws was filed in the Superior Court of the District of Columbia by the District of Columbia against RealPage, Inc. and a number of large apartment community owners and operators, including the Company (the “DC Litigation”). Similarly, in July 2025, the Commonwealth of Kentucky, through its Attorney General, filed a lawsuit in the U.S. District Court for the Eastern District of Kentucky against RealPage, Inc. and several of the state’s largest landlords, including the Company, alleging violations of federal antitrust laws and state consumer protection laws, among other things (the “Kentucky Litigation”).

In July 2026, the Company reached an agreement in principle with the Attorney General for the District of Columbia to settle the DC Litigation against the Company. Under this agreement in principle, the Company will pay the District of Columbia $1.2 million and the Company will agree to certain prospective commitments for a period of eight years relating to the Company’s use of revenue management software in the District of Columbia, communications with other owners and managers of multifamily residential properties, the use or disclosure of non-public information, and certain meetings involving other owners and managers of multifamily residential properties, none of which the Company believes will require material changes to current operations. The anticipated payment associated with this proposed settlement is reflected in the Company’s accrual for loss contingencies as of June 30, 2026. This proposed settlement remains subject to the parties’ preparation and execution of a Consent Judgment and Order that reflects their agreement in principle, among other terms, as well as to the entry of that Consent Judgment and Order by the Court. There can be no assurance as to the ultimate outcome of the DC Litigation, including no assurance that the parties will finalize and execute a Consent Judgment and Order or that the Consent Judgment and Order will be entered by the Court. If the parties cannot finalize their settlement through the Consent Judgment and Order or the Court does not enter the Consent Judgment and Order, the Company intends to vigorously defend itself in the DC Litigation and believes there are defenses, both factual and legal, to the allegations against it.

With respect to the Kentucky Litigation, the Company believes there are defenses, both factual and legal, to the allegations in the proceeding and the Company intends to vigorously defend itself. As the Kentucky Litigation remains ongoing, it is not possible for the Company to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. The Company does not believe the Kentucky Litigation will have a material adverse effect on its financial condition or its results of operations; however, there can be no assurance as to the ultimate outcome of the Kentucky Litigation.

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

As of June 30, 2026 and December 31, 2025, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $5.2 million and $62.5 million in the aggregate, respectively. The accrual for loss contingencies is presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets and in “Other non-operating income, net” in the accompanying Condensed Consolidated Statements of Operations.

11. Segment Information

As of June 30, 2026, the Company owned and operated 294 multifamily apartment communities (which does not include development communities under construction or the Company’s investment in an unconsolidated real estate joint venture) in 16 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Property revenues and NOI for each reportable segment for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Same Store
Rental revenues	$513,449	$514,845	$1,027,208	$1,030,262
Other property revenues	3,989	4,194	7,210	7,604
Total Same Store revenues	517,438	519,039	1,034,418	1,037,866
Non-Same Store and Other
Rental revenues	37,284	30,105	73,651	60,320
Other property revenues	405	758	783	1,011
Total Non-Same Store and Other revenues	37,689	30,863	74,434	61,331
Total rental and other property revenues	$555,127	$549,902	$1,108,852	$1,099,197
Expenses:
Same Store
Real estate taxes	$68,992	$69,090	$133,927	$132,278
Personnel	43,411	43,203	85,269	84,764
Utilities	35,161	33,682	70,146	67,535
Building repair and maintenance	28,214	28,368	52,410	52,239
Marketing	9,362	8,584	16,243	15,395
Office operations	8,278	8,131	15,953	16,316
Insurance	7,801	8,479	15,555	16,921
Total Same Store expenses	201,219	199,537	389,503	385,448
Non-Same Store and Other
Total Non-Same Store and Other expenses	17,501	15,117	34,789	30,559
Total property operating expenses, excluding depreciation and amortization	$218,720	$214,654	$424,292	$416,007
Net Operating Income:
Same Store NOI	$316,219	$319,502	$644,915	$652,418
Non-Same Store and Other NOI	20,188	15,746	39,645	30,772
Total NOI	336,407	335,248	684,560	683,190
Depreciation and amortization	(162,548)	(153,521)	(324,418)	(305,871)
Property management expenses	(17,955)	(17,511)	(40,416)	(38,089)
General and administrative expenses	(15,146)	(12,813)	(31,862)	(28,432)
Interest expense	(53,132)	(45,111)	(104,541)	(90,272)
Gain (loss) on sale of depreciable real estate assets	35,255	(69)	55,419	71,842
Other non-operating income, net	2,102	4,722	18,107	5,556
Income tax expense	(454)	(600)	(5,975)	(1,638)
Income from real estate joint venture	289	530	555	995
Net income attributable to noncontrolling interests	(3,068)	(2,748)	(5,320)	(7,481)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available for MAA common shareholders	$120,828	$107,205	$244,265	$287,956

Assets for each reportable segment as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Same Store	$9,555,569	$9,683,810
Non-Same Store and Other	2,256,153	2,103,045
Corporate	182,862	188,528
Total assets	$11,994,584	$11,975,383

12. Real Estate Acquisitions and Dispositions

Acquisitions

During the six months ended June 30, 2026 and 2025, the Company did not acquire any multifamily apartment communities.

In April, February and January 2026, the Company acquired eleven acres of land in Nashville, Tennessee for approximately $16 million, four acres of land in Kansas City, Kansas for approximately $5 million and two acres of land in Arlington, Virginia for approximately $20 million, respectively.

In June 2025, the Company acquired a 19-acre land parcel in Charleston, South Carolina for approximately $9 million.

Dispositions

In May and February 2026, the Company closed on the dispositions of a 194-unit multifamily apartment community located in Raleigh, North Carolina for net proceeds of approximately $40 million, resulting in a gain on the sale of depreciable real estate assets of approximately $35 million, and a 316-unit multifamily apartment community located in Houston, Texas for net proceeds of approximately $41 million, resulting in a gain on the sale of depreciable real estate assets of approximately $20 million, respectively.

In March 2025, the Company closed on the dispositions of a 336-unit and a 240-unit multifamily apartment community located in Columbia, South Carolina for net proceeds of approximately $81 million, resulting in a gain on the sale of depreciable real estate assets of approximately $72 million.

During the six months ended June 30, 2026 and 2025, the Company did not dispose of any land parcels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.5% interest as of June 30, 2026. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of June 30, 2026, we owned and operated 294 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of June 30, 2026, we had six development communities under construction, and 37 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of June 30, 2026.

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

Overview of the Three Months Ended June 30, 2026

For the three months ended June 30, 2026, net income available for MAA common shareholders was $120.8 million as compared to $107.2 million for the three months ended June 30, 2025. Results for the three months ended June 30, 2026 included $35.3 million of gain related to the sale of depreciable real estate assets, $2.3 million of net casualty related recoveries and $1.1 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $1.4 million of non-cash loss from investments. Results for the three months ended June 30, 2025 included $3.3 million of net casualty related recoveries, $1.7 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $0.3 million of non-cash loss from investments. Revenues for the three months ended June 30, 2026 increased 1.0% as compared to the three months ended June 30, 2025. Property operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2026 increased by 1.9% as compared to the three months ended June 30, 2025. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended June 30, 2026, revenue for our Same Store segment declined by 0.3% as compared to the three months ended June 30, 2025, primarily driven by average effective rent per unit. The average effective rent per unit for our Same Store segment decreased to $1,688 for the three months ended June 30, 2026 as compared to $1,691 for the three months ended June 30, 2025, a 0.2% decrease for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the three months ended June 30, 2026, average physical occupancy for our Same Store segment was 95.3% as compared to 95.4% for the three months ended June 30, 2025. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

As of June 30, 2026, resident turnover for our Same Store segment was 39.6% as compared to 41.0% as of June 30, 2025. Resident turnover represents resident move outs, excluding transfers within the Same Store segment, as a percentage of expiring leases on a trailing twelve-month basis as of the end of the reported period.

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

Despite an uncertain macroeconomic backdrop, apartment demand in our markets remained steady during the second quarter of 2026, outweighing the declining pressure from new deliveries in a number of our markets, while renewal pricing remained strong and resident turnover continued to improve. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation, in-migration and housing affordability over the long term. We continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could suppress demand for apartments, drive lower rent growth on new leases and renewals than what we achieved in the three and six months ended June 30, 2026 and could contribute to uncertain rent collections going forward. We believe that we will continue to see a decline in new apartment deliveries throughout the reminder of calendar year 2026.

Capital remains available to investment-grade borrowers, such as us. However, overall borrowing costs remain at elevated levels relative to our existing fixed rate debt portfolio, and we expect this trend to continue. As of June 30, 2026, we had $764.0 million of variable rate debt outstanding, consisting of $664.0 million under our commercial paper program and $100.0 million under our term loan program. Accordingly, future borrowing activity may continue to expose us to higher interest costs.

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

For the three months ended June 30, 2026, we achieved net income available for MAA common shareholders of $120.8 million, a 12.7% increase as compared to the three months ended June 30, 2025, and total revenue growth of $5.2 million, representing a 1.0% increase in property revenues as compared to the three months ended June 30, 2025. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Property Revenues

The following table reflects our property revenues by segment for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,
	2026	2025	Increase (decrease)	% Change
Same Store	$517,438	$519,039	$(1,601)	(0.3)%
Non-Same Store and Other	37,689	30,863	6,826	22.1%
Total	$555,127	$549,902	$5,225	1.0%

The Same Store segment generated a 0.3% decrease in revenues for the three months ended June 30, 2026, primarily the result of average effective rent per unit decrease of 0.2% as compared to the three months ended June 30, 2025. The increase in property revenues from the Non-Same Store and Other segment for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily the result of increased revenues from completed units in development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,
	2026	2025	Increase (decrease)	% Change
Same Store	$201,219	$199,537	$1,682	0.8%
Non-Same Store and Other	17,501	15,117	2,384	15.8%
Total	$218,720	$214,654	$4,066	1.9%

The increase in property operating expenses for our Same Store segment for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by increases in utilities expense of $1.5 million and marketing expense of $0.8 million, partially offset by a decrease in insurance expense of $0.7 million. The increase in property operating expenses from the Non-Same Store and Other segment for the three months ended June 30, 2026 as compared to three months ended June 30, 2025 was primarily the result of increased operating expenses from completed units in development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2026 was $162.5 million, an increase of $9.0 million as compared to the three months ended June 30, 2025. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after June 30, 2025 in the normal course of business through June 30, 2026.

Other Income and Expenses

Property management expenses for the three months ended June 30, 2026 were $18.0 million, an increase of $0.4 million as compared to the three months ended June 30, 2025. General and administrative expenses for the three months ended June 30, 2026 were $15.1 million, an increase of $2.3 million as compared to the three months ended June 30, 2025.

Interest expense for the three months ended June 30, 2026 was $53.1 million, an increase of $8.0 million as compared to the three months ended June 30, 2025. The increase was primarily due to an increase in our average outstanding debt balance, an increase of 5 basis points in our effective interest rate and a decrease in capitalized interest during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Other non-operating income, net for the three months ended June 30, 2026 was $2.1 million of income, a decrease of $2.6 million as compared to the three months ended June 30, 2025. The income for the three months ended June 30, 2026 was driven by $2.3 million of casualty related recoveries and $1.1 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $1.4 million of non-cash loss from investments. The income for the three months ended June 30, 2025 was driven by $3.3 million of net casualty related recoveries and $1.7 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $0.3 million of non-cash loss from investments.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

For the six months ended June 30, 2026, we achieved net income available for MAA common shareholders of $244.3 million, a 15.2% decrease as compared to the six months ended June 30, 2025, and total revenue growth of $9.7 million, representing a 0.9% increase in property revenues as compared to the six months ended June 30, 2025. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Property Revenues

The following table reflects our property revenues by segment for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six months ended June 30,
	2026	2025	Increase (decrease)	% Change
Same Store	$1,034,418	$1,037,866	$(3,448)	(0.3)%
Non-Same Store and Other	74,434	61,331	13,103	21.4%
Total	$1,108,852	$1,099,197	$9,655	0.9%

The Same Store segment generated a 0.3% decrease in revenues for the six months ended June 30, 2026, primarily the result of average effective rent per unit decrease of 0.2% as compared to the six months ended June 30, 2025. The increase in property revenues from the Non-Same Store and Other segment for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily the result of increased revenues from completed units in development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six months ended June 30,
	2026	2025	Increase (decrease)	% Change
Same Store	$389,503	$385,448	$4,055	1.1%
Non-Same Store and Other	34,789	30,559	4,230	13.8%
Total	$424,292	$416,007	$8,285	2.0%

The increase in property operating expenses for our Same Store segment for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by increases in utilities expense of $2.6 million, property tax expense of $1.6 million and marketing expense of $0.8 million, partially offset by a decrease in insurance expense of $1.4 million. The increase in property operating expenses from the Non-Same Store and Other segment for the six months ended June 30, 2026 as compared to six months ended June 30, 2025 was primarily the result of increased operating expenses from completed units in development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2026 was $324.4 million, an increase of $18.5 million as compared to the six months ended June 30, 2025. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after June 30, 2025 in the normal course of business through June 30, 2026.

Other Income and Expenses

Property management expenses for the six months ended June 30, 2026 were $40.4 million, an increase of $2.3 million as compared to the six months ended June 30, 2025. General and administrative expenses for the six months ended June 30, 2026 were $31.9 million, an increase of $3.4 million as compared to the six months ended June 30, 2025.

Interest expense for the six months ended June 30, 2026 was $104.5 million, an increase of $14.3 million as compared to the six months ended June 30, 2025. The increase was primarily due to an increase in our average outstanding debt balance, an increase of 4 basis points in our effective interest rate and a decrease in capitalized interest during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Other non-operating income, net for the six months ended June 30, 2026 was $18.1 million of income, an increase of $12.6 million as compared to the six months ended June 30, 2025. The income for the six months ended June 30, 2026 was primarily driven by $20.5 million of non-cash gain from investments, partially offset by $2.2 million of net casualty related charges. The income for the six months ended June 30, 2025 was primarily driven by $3.6 million of net casualty related recoveries, $1.3 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, and $0.4 million of non-cash gain from investments.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments, net of tax; casualty related (recoveries) and charges, net; gain or loss on debt extinguishment; legal costs, settlements and (recoveries), net, and mark-to-market debt adjustments. Because net income attributable to noncontrolling interests is added back to FFO, Core FFO, when used in this Quarterly Report on Form 10-Q, represents Core FFO attributable to common shareholders and unitholders.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO attributable to common shareholders and unitholders and Core FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2026 and 2025, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income available for MAA common shareholders	$120,828	$107,205	$244,265	$287,956
Depreciation and amortization of real estate assets	161,037	152,149	321,530	303,140
(Gain) loss on sale of depreciable real estate assets	(35,255)	69	(55,419)	(71,842)
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	168	167	338	331
Net income attributable to noncontrolling interests	3,068	2,748	5,320	7,481
FFO attributable to common shareholders and unitholders	249,846	262,338	516,034	527,066
(Gain) loss on embedded derivative in preferred shares (1)	(1,091)	(1,693)	483	(1,283)
Loss (gain) on investments, net of tax (1) (2)	1,068	317	(16,169)	(337)
Casualty related (recoveries) and charges, net (1)	(2,299)	(3,346)	2,220	(3,568)
Core FFO attributable to common shareholders and unitholders	$247,524	$257,616	$502,568	$521,878
(1)
Included in “Other non-operating income, net” in the Condensed Consolidated Statements of Operations.
(2)
For the three months ended June 30, 2026 and 2025, loss on investments is presented net of tax benefit of $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, gain on investments is presented net of tax expense of $4.3 million and $0.1 million, respectively.

Core FFO attributable to common shareholders and unitholders for the three months ended June 30, 2026 was $247.5 million, a decrease of $10.1 million as compared to the three months ended June 30, 2025, primarily as a result of increases in interest expense of $8.0 million, property operating expenses, excluding depreciation and amortization, of $4.1 million, and general and administrative expenses of $2.3 million, partially offset by an increase in property revenues of $5.2 million.

Core FFO attributable to common shareholders and unitholders for the six months ended June 30, 2026 was $502.6 million, a decrease of $19.3 million as compared to the six months ended June 30, 2025, primarily as a result of increases in interest expense of $14.3 million, and property operating expenses, excluding depreciation and amortization, of $8.3 million, general and administrative expenses of $3.4 million, and property management expenses of $2.3 million, partially offset by an increase in property revenues of $9.7 million.

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

The following table presents a reconciliation of unsecured notes payable, net and secured notes payable, net to net debt as of June 30, 2026 and December 31, 2025, as we believe unsecured notes payable, net and secured notes payable, net, combined, is the most directly comparable GAAP measure (dollars in thousands):

	June 30, 2026	December 31, 2025
Unsecured notes payable, net	$5,331,445	$5,044,979
Secured notes payable, net	360,456	360,393
Total debt	5,691,901	5,405,372
Cash and cash equivalents	(51,836)	(60,258)
Net debt	$5,640,065	$5,345,114

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the trailing twelve months ended June 30, 2026 and December 31, 2025, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Twelve Months Ended
	June 30, 2026	December 31, 2025
Net income	$410,714	$456,566
Depreciation and amortization	640,842	622,295
Interest expense	199,526	185,257
Income tax expense	8,932	4,595
EBITDA	1,260,014	1,268,713
Gain on sale of depreciable real estate assets	(55,643)	(72,066)
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,571	1,424
EBITDAre	1,205,942	1,198,071
Loss (gain) on embedded derivative in preferred shares (1)	655	(1,111)
Gain on investments (1)	(27,524)	(7,457)
Casualty related charges and (recoveries), net (1)	1,190	(4,598)
Legal costs, settlements and (recoveries), net (1) (2)	61,908	61,908
Adjusted EBITDAre	$1,242,171	$1,246,813
(1)
Included in “Other non-operating income, net” in the Condensed Consolidated Statements of Operations.
(2)
For the trailing twelve months ended June 30, 2026 and December 31, 2025, in accordance with our accounting policies, we recognized $61.9 million of accrued legal defense costs.

Our net debt to Adjusted EBITDAre ratio as of June 30, 2026 was 4.5x as compared to a ratio of 4.3x as of December 31, 2025. Adjusted EBITDAre decreased $4.6 million for the trailing twelve months ended June 30, 2026 as compared to the trailing twelve months ended December 31, 2025, while net debt increased $295.0 million as of June 30, 2026 as compared to December 31, 2025. The decrease in Adjusted EBITDAre was primarily due to increases in property operating expenses, excluding depreciation and amortization, general and administrative expenses, and property management expenses, partially offset by an increase in property revenues, while the increase in net debt was primarily due to an increase in unsecured notes payable, net, and a decrease in cash and cash equivalents. The increase in unsecured notes payable, net, was primarily driven by an increase in cash requirements to fund development activities.

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

As of June 30, 2026, we had $882.8 million of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $482.5 million for the six months ended June 30, 2026, a decrease of $67.5 million as compared to the six months ended June 30, 2025. The decrease in operating cash flows was primarily driven by the timing of cash payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $275.8 million for the six months ended June 30, 2026, an increase of $37.4 million as compared to the six months ended June 30, 2025. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the six months ended June 30,		(Decrease) Increase
	2026	2025	in Net Cash
Purchases of real estate and other assets	$(46,015)	$(8,690)	$(37,325)
Capital improvements and other	(167,354)	(161,541)	(5,813)
Contributions to affiliates	(1,238)	(7,425)	6,187

The increase in cash outflows for purchases of real estate and other assets was driven by the number of the real estate assets acquired during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. We acquired land parcels for three developments during the six months ended June 30, 2026 while we acquired one land parcel during the six months ended June 30, 2025. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment and repositioning activities during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease in cash outflows for contributions to affiliates was driven by a lesser amount of investments made in the technology-focused limited partnerships during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Cash Flows from Financing Activities

Net cash used in financing activities was $215.8 million for the six months ended June 30, 2026, a decrease of $84.6 million as compared to the six months ended June 30, 2025. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the six months ended June 30,		(Decrease) Increase
	2026	2025	in Net Cash
Net (payments of) proceeds from commercial paper	$(12,000)	$65,000	$(77,000)
Proceeds from notes payable	300,474	—	300,474
Repurchase of common shares	(122,788)	—	(122,788)
Acquisition of noncontrolling interest	(11,034)	—	(11,034)

The increase in cash outflows related to net (payments of) proceeds from commercial paper resulted from the decrease in net borrowings of $12.0 million under our commercial paper program during the six months ended June 30, 2026 as compared to the increase in net borrowings of $65.0 million under our commercial paper program during the six months ended June 30, 2025. The increase in cash inflows from proceeds from notes payable resulted from the issuances of $200.0 million of unsecured senior notes and a $100.0 million of unsecured variable rate term loan during the six months ended June 30, 2026 as compared to no issuance of unsecured senior notes or unsecured variable rate term loan during the six months ended June 30, 2025. The increase in cash outflows related to the repurchase of common shares resulted from MAA’s repurchase of 0.94 million shares of its common stock at a weighted average share price of $130.54 per share for total consideration of $122.8 million under its share repurchase program during the six months ended June 30, 2026 as compared to no repurchase of common shares during the six months ended June 30, 2025. The increase in cash outflows from the acquisition of noncontrolling interest resulted from the acquisition of the noncontrolling interest in a consolidated real estate entity during the six months ended June 30, 2026 as compared to no acquisition of noncontrolling interest during the six months ended June 30, 2025.

Debt

The following schedule reflects our outstanding debt as of June 30, 2026 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,600,000	5.6	3.8%
Variable rate commercial paper program	664,000	0.1	4.1%
Variable rate term loan	100,000	0.1	4.4%
Debt issuance costs, discounts and premiums	(32,555)
Total unsecured debt	$5,331,445	4.8	3.8%
Secured debt
Fixed rate property mortgages	$363,293	22.6	4.4%
Debt issuance costs	(2,837)
Total secured debt	$360,456	22.6	4.4%
Total debt	$5,691,901	6.0	3.9%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and premiums, as of June 30, 2026 (dollars in thousands):

	Commercial Paper⁽¹⁾ & Revolving Credit Facility⁽²⁾	Senior Notes	Other Unsecured	Property Mortgages	Total
2026	$664,000	$299,879	$—	$—	$963,879
2027	—	599,300	—	—	599,300
2028	—	398,823	—	—	398,823
2029	—	554,070	—	—	554,070
2030	—	298,744	97,680	—	396,424
2031	—	447,287	—	—	447,287
2032	—	395,802	—	—	395,802
2033	—	592,762	—	—	592,762
2034	—	344,819	—	—	344,819
2035	—	344,654	—	—	344,654
Thereafter	—	293,625	—	360,456	654,081
Total	$664,000	$4,569,765	$97,680	$360,456	$5,691,901
(1)
There was $664.0 million outstanding under MAALP’s unsecured commercial paper program as of June 30, 2026. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $750.0 million. For the three months ended June 30, 2026, the average daily borrowings outstanding under the commercial paper program were $680.7 million.
(2)
There were no borrowings outstanding under MAALP’s $1.5 billion unsecured revolving credit facility as of June 30, 2026. The facility has a maturity date of January 2030 with two six-month extension options.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts and premiums, as of June 30, 2026 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2026	$299,879	1.2%
2027	599,300	3.7%
2028	398,823	4.2%
2029	554,070	3.7%
2030	298,744	3.1%
2031	447,287	1.8%
2032	395,802	5.4%
2033	592,762	4.7%
2034	344,819	5.1%
2035	344,654	5.1%
Thereafter	654,081	3.8%
Total	$4,930,221	3.8%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP maintains an unsecured revolving credit facility with a borrowing capacity of $1.5 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at a variable rate, at MAALP’s election, of either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.65% to 1.40% based upon MAALP’s credit rating, with the current spread at 0.725%, or (2) the base rate set forth in the credit agreement plus an applicable margin ranging from 0.00% to 0.40% based upon MAALP’s credit rating. The revolving credit facility has a maturity date in January 2030 with an option to extend for two additional six-month periods. As of June 30, 2026, there was no outstanding balance under the revolving credit facility, while $5.0 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $750.0 million. As of June 30, 2026, MAALP had $664.0 million of borrowings outstanding under the commercial paper program. For the three months ended June 30, 2026, the average daily borrowings outstanding under the commercial paper program were $680.7 million.

Unsecured Senior Notes

As of June 30, 2026, MAALP had $4.6 billion of publicly issued unsecured senior notes outstanding.

In February 2026, MAALP publicly issued $200.0 million in aggregate principal amount of unsecured senior notes, maturing January 2033 with a coupon rate of 4.650% per annum, or the Additional 2033 Notes. The Additional 2033 Notes were issued as additional notes under the indenture and the supplemental indenture pursuant to which MAALP previously issued $400.0 million in aggregate principal amount of unsecured senior notes in November 2025, or the Initial 2033 Notes. The Additional 2033 Notes will be treated as a single series of securities with the Initial 2033 Notes and will have the same CUSIP number as, and be fungible with, the Initial 2033 Notes. The purchase price paid by the purchasers of the Additional 2033 Notes was 100.237% of the principal amount. The net proceeds of the offering, after considering the original issue premium, cash received for interest due but not accrued, and underwriting commissions and expenses totaling a net amount of approximately $2.0 million, were $202.0 million. The Additional 2033 Notes have been reflected net of premium and debt issuance costs in the Condensed Consolidated Balance Sheets as of June 30, 2026.

Unsecured Term Loan

In June 2026, MAALP entered into an unsecured delayed draw term loan program (the “DDTL Facility”) with a syndicate of banks in the aggregate committed principal amount of up to $350.0 million. Advances of loans under the DDTL Facility may be requested by MAALP in one or more draws (subject to a maximum of five draws) and will be available until December 21, 2026 (the “Commitment Expiration”). The DDTL Facility is scheduled to mature in November 2030. Amounts borrowed under the DDTL Facility will bear interest at a variable rate, at MAALP’s election, either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.675% to 1.550% based upon MAALP’s credit rating or (2) a base rate plus an applicable margin ranging from 0.00% to 0.55% based upon MAALP’s credit rating. The DDTL Facility also contains an uncommitted accordion feature that allows MAALP to increase the total amount of unsecured indebtedness under the DDTL Facility to $550.0 million until the Commitment Expiration. The amounts due under the DDTL Facility may be prepaid, in whole or in part, subject to payment of applicable breakage fees. As of June 30, 2026, there was $100.0 million outstanding under the DDTL Facility. MAALP intends to use the loan proceeds for general corporate purposes, including repayment of other debt.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of June 30, 2026, MAALP had $363.3 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of June 30, 2026, MAA owned 116,015,088 OP Units, representing a 97.5% limited partnership interest in MAALP, while the remaining 2,929,440 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 2,929,440 shares of its common stock that, as of June 30, 2026, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

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

MAA has no obligation to issue shares through the ATM program. During the three and six months ended June 30, 2026 and 2025, MAA did not sell any shares of common stock under its ATM program. As of June 30, 2026, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of June 30, 2026, we had $1.1 billion of outstanding debt and debt service obligations payable in the year ending December 31, 2026, including $664.0 million of commercial paper borrowings due July 2026, $300.0 million of unsecured senior notes due September 2026 and $99.0 million of interest payments on fixed rate debt obligations in the year ending December 31, 2026. For a schedule of the maturity dates of our outstanding debt beyond 2026, see the “Liquidity and Capital Resources - Debt” section above. As of June 30, 2026, we also had obligations to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of June 30, 2026, we had committed to make additional capital contributions totaling up to $19.5 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of June 30, 2026, we had six development communities under construction totaling 1,749 apartment units once complete. Total expected costs for the six development projects are $597.5 million, of which $360.4 million had been incurred through June 30, 2026. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2026, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2025. We expect to have additional development projects in the future.

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

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the six months ended June 30, 2026, we experienced inflationary pressures that drove higher operating expenses, primarily in utilities, property tax and marketing expenses.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 6, 2026, for discussions of our critical accounting estimates. During the three months ended June 30, 2026, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of June 30, 2026, 25.6% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of June 30, 2026, 86.6% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 6, 2026.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

In December 2015, MAA’s Board of Directors authorized a 4.0 million share repurchase program. The following table summarizes all of MAA’s repurchases of shares of its common stock under this program during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
Beginning Balance	764,681		764,681	3,235,319
April 1, 2026 - April 30, 2026	—	$—	—	3,235,319
May 1, 2026 - May 31, 2026	382,668	$130.66	382,668	2,852,651
June 1, 2026 - June 30, 2026	—	$—	—	2,852,651
Balance as of June 30, 2026	1,147,349		1,147,349	2,852,651
(1)
This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.

During the three months ended June 30, 2026, certain of the Company’s employees surrendered shares of common stock owned by them to satisfy their statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Long Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	15,576	$122.51	N/A	N/A
May 1, 2026 - May 31, 2026	—	$—	N/A	N/A
June 1, 2026 - June 30, 2026	—	$—	N/A	N/A
Total	15,576
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference)

3.2

Fifth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of December 12, 2023 (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023 and incorporated herein by reference)

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference)

3.4

Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

3.5

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference)

10.1

Term Loan Agreement dated June 22, 2026, by and among Mid-America Apartments, L.P., KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, TD Bank, N.A. and Regions Capital Markets as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, TD Bank, N.A. and Regions Bank as Co-Syndication Agents, and JPMorgan Chase Bank, N.A. Mizuho Bank, LTD., PNC Bank, National Association, Truist Bank and U.S. Bank National Association, as Co-Documentation Agents, and the lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2026 and incorporated herein by reference)

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	July 30, 2026	By:	/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	July 30, 2026		/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)