Form 10-Q
period 2026-09-30
MID AMERICA APARTMENT COMMUNITIES INC.; Mid-America Apartments, L.P.
filed 2026-10-29
CIK 912595, 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	October 26, 2026
Common Stock, $0.01 par value	115,993,211

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This quarterly report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2026 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.6% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2026, MAA owned 115,993,211 OP Units (97.6% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Real estate assets:
Land	$2,187,214	$2,129,401
Buildings and improvements and other	15,388,830	14,852,509
Development and capital improvements in progress	418,226	426,759
	17,994,270	17,408,669
Less: Accumulated depreciation	(6,410,518)	(5,914,017)
	11,583,752	11,494,652
Undeveloped land	73,359	73,359
Investment in real estate joint venture	39,503	41,313
Real estate assets, net	11,696,614	11,609,324

Cash and cash equivalents	25,693	60,258
Restricted cash	59,727	13,717
Other assets	260,579	245,683
Assets held for sale	—	46,401
Total assets	$12,042,613	$11,975,383

Liabilities and equity
Liabilities:
Unsecured notes payable, net	$5,478,771	$5,044,979
Secured notes payable, net	360,487	360,393
Accrued expenses and other liabilities	758,940	730,366
Total liabilities	6,598,198	6,135,738

Redeemable common stock (1)	16,254	20,402

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 115,993,211 and 116,878,077 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	1,157	1,166
Additional paid-in capital	7,225,241	7,401,962
Accumulated distributions in excess of net income	(1,937,929)	(1,734,986)
Accumulated other comprehensive loss	(4,184)	(5,300)
Total MAA shareholders’ equity	5,284,285	5,662,851
Noncontrolling interests - OP Units	132,104	141,503
Total Company’s shareholders’ equity	5,416,389	5,804,354
Noncontrolling interests - consolidated real estate entities	11,772	14,889
Total equity	5,428,161	5,819,243
Total liabilities and equity	$12,042,613	$11,975,383
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 are 138,049 and 146,875, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Rental and other property revenues	$560,130	$554,373	$1,668,982	$1,653,570
Expenses:
Operating expenses, excluding real estate taxes and insurance	143,794	137,235	407,932	394,655
Real estate taxes and insurance	78,474	78,829	238,628	237,416
Depreciation and amortization	166,745	156,650	491,163	462,521
Total property operating expenses	389,013	372,714	1,137,723	1,094,592
Property management expenses	18,191	18,183	58,607	56,272
General and administrative expenses	13,393	12,525	45,255	40,957
Interest expense	54,625	46,277	159,166	136,549
Gain on sale of depreciable real estate assets	—	—	(55,419)	(71,842)
Other non-operating (income) expense, net	(3,027)	1,253	(21,134)	(4,303)
Income before income tax expense	87,935	103,421	344,784	401,345
Income tax expense	(826)	(1,766)	(6,801)	(3,404)
Income from continuing operations before real estate joint venture activity	87,109	101,655	337,983	397,941
(Expense) income from real estate joint venture	(1,299)	389	(744)	1,384
Net income	85,810	102,044	337,239	399,325
Net income attributable to noncontrolling interests	1,812	2,506	7,132	9,987
Net income available for shareholders	83,998	99,538	330,107	389,338
Dividends to MAA Series I preferred shareholders	922	922	2,766	2,766
Net income available for MAA common shareholders	$83,076	$98,616	$327,341	$386,572

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.72	$0.84	$2.82	$3.30

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.72	$0.84	$2.82	$3.30

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$85,810	$102,044	$337,239	$399,325
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	382	430	1,144	1,288
Total comprehensive income	86,192	102,474	338,383	400,613
Less: Comprehensive income attributable to noncontrolling interests	(1,823)	(2,518)	(7,160)	(10,027)
Comprehensive income attributable to MAA	$84,369	$99,956	$331,223	$390,586

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2026	2025
Net income	$337,239	$399,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491,633	463,027
Gain on sale of depreciable real estate assets	(55,419)	(71,842)
Loss (gain) on embedded derivative in preferred shares	483	(3,292)
Stock compensation expense	13,158	12,143
Amortization of debt issuance costs, discounts and premiums	5,394	4,866
Gain on investments	(20,452)	(5,770)
Change in accrued expenses and other liabilities	(14,818)	31,176
Net change in other operating accounts and operating activities	(17,583)	(13,130)
Net cash provided by operating activities	739,635	816,503

Cash flows from investing activities:
Purchases of real estate and other assets	(59,140)	(104,880)
Capital improvements and other	(275,712)	(257,163)
Development costs	(213,792)	(207,295)
Distributions from real estate joint venture	1,810	—
Contributions to affiliates	(3,863)	(8,175)
Proceeds from real estate asset dispositions	79,881	81,128
Net proceeds from insurance recoveries	2,456	3,692
Net cash used in investing activities	(468,360)	(492,693)

Cash flows from financing activities:
Net proceeds from commercial paper	74,000	213,000
Net proceeds from revolving credit facility	110,000	—
Proceeds from notes payable	550,474	—
Principal payments on notes payable	(300,000)	—
Payment of deferred financing costs	(4,476)	—
Repurchase of common shares	(172,795)	—
Distributions to noncontrolling interests	(13,455)	(13,766)
Dividends paid on common shares	(534,437)	(531,645)
Dividends paid on preferred shares	(2,766)	(2,766)
Proceeds from issuances of common shares	44,640	1,089
Acquisitions of noncontrolling interests	(14,498)	—
Net change in other financing activities	3,483	(551)
Net cash used in financing activities	(259,830)	(334,639)

Net increase (decrease) in cash, cash equivalents and restricted cash	11,445	(10,829)
Cash, cash equivalents and restricted cash, beginning of period	73,975	56,761
Cash, cash equivalents and restricted cash, end of period	$85,420	$45,932

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$25,693	$32,249
Restricted cash	59,727	13,683
Total cash, cash equivalents and restricted cash	$85,420	$45,932

Supplemental information:
Interest paid	$178,105	$152,760
Income taxes paid	3,332	242
Non-cash transactions:
Distributions on common shares/units declared and accrued	$181,897	$181,836
Reclassification of preferred stock to a liability	43,392	—
Accrued construction in progress	38,874	37,223
Interest capitalized	12,673	14,691
Conversion of OP Units to shares of common stock	2,249	6,759

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30, 2026	December 31, 2025
Assets
Real estate assets:
Land	$2,187,214	$2,129,401
Buildings and improvements and other	15,388,830	14,852,509
Development and capital improvements in progress	418,226	426,759
	17,994,270	17,408,669
Less: Accumulated depreciation	(6,410,518)	(5,914,017)
	11,583,752	11,494,652
Undeveloped land	73,359	73,359
Investment in real estate joint venture	39,503	41,313
Real estate assets, net	11,696,614	11,609,324

Cash and cash equivalents	25,693	60,258
Restricted cash	59,727	13,717
Other assets	260,579	245,683
Assets held for sale	—	46,401
Total assets	$12,042,613	$11,975,383

Liabilities and capital
Liabilities:
Unsecured notes payable, net	$5,478,771	$5,044,979
Secured notes payable, net	360,487	360,393
Accrued expenses and other liabilities	758,940	730,366
Due to general partner	19	19
Total liabilities	6,598,217	6,135,757

Redeemable common units (1)	16,254	20,402

Operating Partnership capital:
Preferred unit, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of September 30, 2026 and December 31, 2025, respectively	—	66,840
General partner, 115,993,211 and 116,878,077 OP Units outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	5,288,497	5,601,367
Limited partners, 2,893,844 and 2,941,839 OP Units outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	132,104	141,503
Accumulated other comprehensive loss	(4,231)	(5,375)
Total operating partners’ capital	5,416,370	5,804,335
Noncontrolling interests - consolidated real estate entities	11,772	14,889
Total equity	5,428,142	5,819,224
Total liabilities and equity	$12,042,613	$11,975,383
(1)
Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 are 138,049 and 146,875, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Rental and other property revenues	$560,130	$554,373	$1,668,982	$1,653,570
Expenses:
Operating expenses, excluding real estate taxes and insurance	143,794	137,235	407,932	394,655
Real estate taxes and insurance	78,474	78,829	238,628	237,416
Depreciation and amortization	166,745	156,650	491,163	462,521
Total property operating expenses	389,013	372,714	1,137,723	1,094,592
Property management expenses	18,191	18,183	58,607	56,272
General and administrative expenses	13,393	12,525	45,255	40,957
Interest expense	54,625	46,277	159,166	136,549
Gain on sale of depreciable real estate assets	—	—	(55,419)	(71,842)
Other non-operating (income) expense, net	(3,027)	1,253	(21,134)	(4,303)
Income before income tax expense	87,935	103,421	344,784	401,345
Income tax expense	(826)	(1,766)	(6,801)	(3,404)
Income from continuing operations before real estate joint venture activity	87,109	101,655	337,983	397,941
(Expense) income from real estate joint venture	(1,299)	389	(744)	1,384
Net income	85,810	102,044	337,239	399,325
Net loss attributable to noncontrolling interests	(288)	—	(1,157)	—
Net income available for MAALP unitholders	86,098	102,044	338,396	399,325
Distributions to MAALP Series I preferred unitholders	922	922	2,766	2,766
Net income available for MAALP common unitholders	$85,176	$101,122	$335,630	$396,559

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.72	$0.84	$2.82	$3.30

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.72	$0.84	$2.82	$3.30

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$85,810	$102,044	$337,239	$399,325
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	382	430	1,144	1,288
Total comprehensive income	86,192	102,474	338,383	400,613
Comprehensive loss attributable to noncontrolling interests	288	—	1,157	—
Comprehensive income attributable to MAALP	$86,480	$102,474	$339,540	$400,613

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2026	2025
Net income	$337,239	$399,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491,633	463,027
Gain on sale of depreciable real estate assets	(55,419)	(71,842)
Loss (gain) on embedded derivative in preferred shares	483	(3,292)
Stock compensation expense	13,158	12,143
Amortization of debt issuance costs, discounts and premiums	5,394	4,866
Gain on investments	(20,452)	(5,770)
Change in accrued expenses and other liabilities	(14,818)	31,176
Net change in other operating accounts and operating activities	(17,583)	(13,130)
Net cash provided by operating activities	739,635	816,503

Cash flows from investing activities:
Purchases of real estate and other assets	(59,140)	(104,880)
Capital improvements and other	(275,712)	(257,163)
Development costs	(213,792)	(207,295)
Distributions from real estate joint venture	1,810	—
Contributions to affiliates	(3,863)	(8,175)
Proceeds from real estate asset dispositions	79,881	81,128
Net proceeds from insurance recoveries	2,456	3,692
Net cash used in investing activities	(468,360)	(492,693)

Cash flows from financing activities:
Net proceeds from commercial paper	74,000	213,000
Net proceeds from revolving credit facility	110,000	—
Proceeds from notes payable	550,474	—
Principal payments on notes payable	(300,000)	—
Payment of deferred financing costs	(4,476)	—
Repurchase of common units	(172,795)	—
Distributions paid on common units	(547,892)	(545,411)
Distributions paid on preferred units	(2,766)	(2,766)
Proceeds from issuances of common units	44,640	1,089
Acquisitions of noncontrolling interests	(14,498)	—
Net change in other financing activities	3,483	(551)
Net cash used in financing activities	(259,830)	(334,639)

Net increase (decrease) in cash, cash equivalents and restricted cash	11,445	(10,829)
Cash, cash equivalents and restricted cash, beginning of period	73,975	56,761
Cash, cash equivalents and restricted cash, end of period	$85,420	$45,932

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$25,693	$32,249
Restricted cash	59,727	13,683
Total cash, cash equivalents and restricted cash	$85,420	$45,932

Supplemental information:
Interest paid	$178,105	$152,760
Income taxes paid	3,332	242
Non-cash transactions:
Distributions on common units declared and accrued	$181,897	$181,836
Reclassification of preferred unit to a liability	43,392	—
Accrued construction in progress	38,874	37,223
Interest capitalized	12,673	14,691

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

As of September 30, 2026, MAA owned 115,993,211 OP Units (97.6% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of September 30, 2026, the Company owned and operated 294 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries. As of September 30, 2026, the Company also had eight development communities under construction, totaling 2,236 apartment units once complete, and development costs of $395.6 million had been incurred through September 30, 2026 with respect to those development communities. The Company expects to complete one of these developments in 2026, two in 2027, four in 2028 and one in 2029. As of September 30, 2026, 37 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states as of September 30, 2026.

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

Noncontrolling Interests

As of September 30, 2026, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units of the Operating Partnership. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA’s common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIEs with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of September 30, 2026, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $371.0 million, and consolidated liabilities were $13.8 million, after intercompany eliminations. As of December 31, 2025, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $386.4 million, and consolidated liabilities were $16.7 million, after intercompany eliminations. During the three months ended September 30, 2026, the Company paid $3.5 million to acquire the noncontrolling interest of a consolidated real estate entity. During the nine months ended September 30, 2026, the Company paid $14.5 million to acquire the noncontrolling interests of two consolidated real estate entities.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture and six technology-focused limited partnerships, each of which qualifies as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. In September 2026, the real estate joint venture completed the disposition of a 269-unit multifamily apartment community located in Washington, D.C., for gross proceeds of $147.0 million. As of September 30, 2026, the real estate joint venture has no ongoing operations, and the Company expects the real estate joint venture to distribute the net proceeds from the sale of the asset to the Company and its joint venture partner in the fourth quarter of 2026, in accordance with the terms of the joint venture agreement. The Company’s investment in the real estate joint venture was $39.5 million and $41.3 million as of September 30, 2026 and December 31, 2025, respectively, and is included in “Investment in real estate joint venture” in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of September 30, 2026 and December 31, 2025, the Company’s investments in the limited partnerships were $103.5 million and $78.2 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at the estimated fair value, recognized in “Other non-operating (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended September 30, 2026, the Company recognized a negligible loss from its investments in the limited partnerships. During the three months ended September 30, 2025, the Company recognized $4.3 million of income from its investments in the limited partnerships. During the nine months ended September 30, 2026 and 2025, the Company recognized $22.1 million and $6.0 million of income, respectively, from its investments in the limited partnerships. As of September 30, 2026, the Company was committed to make additional capital contributions totaling $16.9 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets, with any related gains and losses, including realized and unrealized gains and losses, recognized in “Other non-operating (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the Company’s investment in the marketable equity securities was $2.2 million and $3.9 million, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized negligible unrealized losses and $0.8 million of unrealized gains, respectively, from its investment in marketable equity securities. During the nine months ended September 30, 2026 and 2025, the Company recognized $1.7 million and $0.6 million of unrealized losses, respectively, from its investment in marketable equity securities.

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

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of September 30, 2026 and December 31, 2025, right-of-use assets recorded within “Other assets” totaled $36.1 million and $38.0 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $22.9 million and $24.3 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the periods ended September 30, 2026 and 2025 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2026 and 2025 was also immaterial. See Note 10 for additional disclosures regarding leases.

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

During the three months ended September 30, 2026, MAA repurchased 0.4 million shares of its common stock at a weighted average share price of $126.72 per share for total consideration of $50.0 million under its share repurchase program. During the nine months ended September 30, 2026, MAA repurchased 1.3 million shares of its common stock at a weighted average share price of $129.41 per share for total consideration of $172.8 million under its share repurchase program.

For the three and nine months ended September 30, 2026 and 2025, MAA’s diluted earnings per share was computed using the treasury stock method as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Calculation of Earnings per common share - basic
Net income	$85,810	$102,044	$337,239	$399,325
Net income attributable to noncontrolling interests	(1,812)	(2,506)	(7,132)	(9,987)
Unvested restricted shares (allocation of earnings)	(61)	(52)	(222)	(208)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$83,015	$98,564	$327,119	$386,364

Weighted average common shares - basic	115,899	117,012	116,197	116,943
Earnings per common share - basic	$0.72	$0.84	$2.82	$3.30

Calculation of Earnings per common share - diluted
Net income	$85,810	$102,044	$337,239	$399,325
Net income attributable to noncontrolling interests (1)	(1,812)	(2,506)	(7,132)	(9,987)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$83,076	$98,616	$327,341	$386,572

Weighted average common shares - basic	115,899	117,012	116,197	116,943
Effect of dilutive securities	53	143	84	218
Weighted average common shares - diluted	115,952	117,155	116,281	117,161
Earnings per common share - diluted	$0.72	$0.84	$2.82	$3.30
(1)
For the three and nine months ended September 30, 2026 and 2025, 2.9 million OP Units, and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

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

During the three months ended September 30, 2026, MAALP repurchased 0.4 million of its OP Units from MAA at a weighted average unit price of $126.72 per unit for total consideration of $50.0 million under its unit repurchase program. During the nine months ended September 30, 2026, MAALP repurchased 1.3 million of its OP Units from MAA at a weighted average unit price of $129.41 per unit for total consideration of $172.8 million under its unit repurchase program.

For the three and nine months ended September 30, 2026 and 2025, MAALP’s diluted earnings per common unit was computed using the treasury stock method as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Calculation of Earnings per common unit - basic
Net income	$85,810	$102,044	$337,239	$399,325
Net loss attributable to noncontrolling interests	288	—	1,157	—
Unvested restricted units (allocation of earnings)	(61)	(52)	(222)	(208)
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$85,115	$101,070	$335,408	$396,351

Weighted average common units - basic	118,808	119,960	119,124	119,941
Earnings per common unit - basic	$0.72	$0.84	$2.82	$3.30

Calculation of Earnings per common unit - diluted
Net income	$85,810	$102,044	$337,239	$399,325
Net loss attributable to noncontrolling interests	288	—	1,157	—
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$85,176	$101,122	$335,630	$396,559

Weighted average common units - basic	118,808	119,960	119,124	119,941
Effect of dilutive securities	53	143	84	218
Weighted average common units - diluted	118,861	120,103	119,208	120,159
Earnings per common unit - diluted	$0.72	$0.84	$2.82	$3.30

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2026	$9	$1,157	$7,283,817	$(1,846,433)	$(4,555)	$136,117	$12,482	$5,582,594
Net income (loss)	—	—	—	83,998	—	2,100	(288)	85,810
Other comprehensive income - derivative instruments	—	—	—	—	371	11	—	382
Issuance and registration of common shares	—	3	43,680	—	—	—	—	43,683
Shares repurchased and retired	—	(3)	(50,004)	—	—	—	—	(50,007)
Shares issued in exchange for common units	—	—	1,655	—	—	(1,655)	—	—
Redeemable stock fair market value adjustment	—	—	—	2,908	—	—	—	2,908
Adjustment for noncontrolling interests in Operating Partnership	—	—	51	—	—	(51)	—	—
Amortization of unearned compensation	—	—	3,834	—	—	—	—	3,834
Reclassification of preferred stock to a liability	(9)	—	(57,163)	—	—	—	—	(57,172)
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.530 per share)	—	—	—	(177,480)	—	—	—	(177,480)
Distributions on noncontrolling interests units ($1.530 per unit)	—	—	—	—	—	(4,418)	—	(4,418)
Acquisition of noncontrolling interest	—	—	(629)	—	—	—	(2,835)	(3,464)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,413	2,413
EQUITY BALANCE SEPTEMBER 30, 2026	$—	$1,157	$7,225,241	$(1,937,929)	$(4,184)	$132,104	$11,772	$5,428,161

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2025	$9	$1,168	$7,431,627	$(1,535,340)	$(6,110)	$147,439	$30,472	$6,069,265
Net income	—	—	—	99,538	—	2,506	—	102,044
Other comprehensive income - derivative instruments	—	—	—	—	418	12	—	430
Issuance and registration of common shares	—	—	144	—	—	—	—	144
Shares repurchased and retired	—	—	(29)	—	—	—	—	(29)
Shares issued in exchange for common units	—	—	391	—	—	(391)	—	—
Redeemable stock fair market value adjustment	—	—	—	1,189	—	—	—	1,189
Adjustment for noncontrolling interests in Operating Partnership	—	—	(56)	—	—	56	—	—
Amortization of unearned compensation	—	—	3,620	—	—	—	—	3,620
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.515 per share)	—	—	—	(177,377)	—	—	—	(177,377)
Distributions on noncontrolling interests units ($1.515 per unit)	—	—	—	—	—	(4,457)	—	(4,457)
Contribution from noncontrolling interest	—	—	—	—	—	—	172	172
EQUITY BALANCE SEPTEMBER 30, 2025	$9	$1,168	$7,435,697	$(1,612,912)	$(5,692)	$145,165	$30,644	$5,994,079

Changes in MAA’s total equity and its components for the nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2025	$9	$1,166	$7,401,962	$(1,734,986)	$(5,300)	$141,503	$14,889	$5,819,243
Net income (loss)	—	—	—	330,107	—	8,289	(1,157)	337,239
Other comprehensive income - derivative instruments	—	—	—	—	1,116	28	—	1,144
Issuance and registration of common shares	—	4	43,079	—	—	—	—	43,083
Shares repurchased and retired	—	(13)	(175,548)	—	—	—	—	(175,561)
Shares issued in exchange for common units	—	—	2,249	—	—	(2,249)	—	—
Redeemable stock fair market value adjustment	—	—	—	2,798	—	—	—	2,798
Adjustment for noncontrolling interests in Operating Partnership	—	—	2,085	—	—	(2,085)	—	—
Amortization of unearned compensation	—	—	14,045	—	—	—	—	14,045
Reclassification of preferred stock to a liability	(9)	—	(57,163)	—	—	—	—	(57,172)
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($4.590 per share)	—	—	—	(533,082)	—	—	—	(533,082)
Distributions on noncontrolling interests units ($4.590 per unit)	—	—	—	—	—	(13,382)	—	(13,382)
Acquisitions of noncontrolling interests	—	—	(5,468)	—	—	—	(8,209)	(13,677)
Contribution from noncontrolling interest	—	—	—	—	—	—	6,249	6,249
EQUITY BALANCE SEPTEMBER 30, 2026	$—	$1,157	$7,225,241	$(1,937,929)	$(4,184)	$132,104	$11,772	$5,428,161

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2024	$9	$1,166	$7,417,453	$(1,469,557)	$(6,940)	$155,409	$27,894	$6,125,434
Net income	—	—	—	389,338	—	9,987	—	399,325
Other comprehensive income - derivative instruments	—	—	—	—	1,248	40	—	1,288
Issuance and registration of common shares	—	1	(806)	—	—	—	—	(805)
Shares repurchased and retired	—	—	(3,100)	—	—	—	—	(3,100)
Exercise of stock options	—	—	38	—	—	—	—	38
Shares issued in exchange for common units	—	1	6,758	—	—	(6,759)	—	—
Shares issued in exchange for redeemable stock	—	—	2,109	—	—	—	—	2,109
Redeemable stock fair market value adjustment	—	—	—	2,018	—	—	—	2,018
Adjustment for noncontrolling interests in Operating Partnership	—	—	(51)	—	—	51	—	—
Amortization of unearned compensation	—	—	13,296	—	—	—	—	13,296
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($4.545 per share)	—	—	—	(531,945)	—	—	—	(531,945)
Distributions on noncontrolling interests units ($4.545 per unit)	—	—	—	—	—	(13,563)	—	(13,563)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,750	2,750
EQUITY BALANCE SEPTEMBER 30, 2025	$9	$1,168	$7,435,697	$(1,612,912)	$(5,692)	$145,165	$30,644	$5,994,079

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2026	$5,371,749	$136,117	$66,840	$(4,613)	$12,482	$5,582,575
Net income (loss)	83,076	2,100	922	—	(288)	85,810
Other comprehensive income - derivative instruments	—	—	—	382	—	382
Issuance of units	43,683	—	—	—	—	43,683
Units repurchased and retired	(50,007)	—	—	—	—	(50,007)
General partner units issued in exchange for limited partner units	1,655	(1,655)	—	—	—	—
Redeemable units fair market value adjustment	2,908	—	—	—	—	2,908
Adjustment for limited partners’ capital at redemption value	40	(40)	—	—	—	—
Amortization of unearned compensation	3,834	—	—	—	—	3,834
Reclassification of preferred unit to a liability	9,668	—	(66,840)	—	—	(57,172)
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.530 per unit)	(177,480)	(4,418)	—	—	—	(181,898)
Acquisition of noncontrolling interest	(629)	—	—	—	(2,835)	(3,464)
Contribution from noncontrolling interest	—	—	—	—	2,413	2,413
CAPITAL BALANCE SEPTEMBER 30, 2026	$5,288,497	$132,104	$—	$(4,231)	$11,772	$5,428,142

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2025	$5,830,701	$147,439	$66,840	$(6,206)	$30,472	$6,069,246
Net income	98,616	2,506	922	—	—	102,044
Other comprehensive income - derivative instruments	—	—	—	430	—	430
Issuance of units	144	—	—	—	—	144
Units repurchased and retired	(29)	—	—	—	—	(29)
General partner units issued in exchange for limited partner units	391	(391)	—	—	—	—
Redeemable units fair market value adjustment	1,189	—	—	—	—	1,189
Adjustment for limited partners’ capital at redemption value	(68)	68	—	—	—	—
Amortization of unearned compensation	3,620	—	—	—	—	3,620
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.515 per unit)	(177,377)	(4,457)	—	—	—	(181,834)
Contribution from noncontrolling interest	—	—	—	—	172	172
CAPITAL BALANCE SEPTEMBER 30, 2025	$5,757,187	$145,165	$66,840	$(5,776)	$30,644	$5,994,060

Changes in MAALP’s total capital and its components for the nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2025	$5,601,367	$141,503	$66,840	$(5,375)	$14,889	$5,819,224
Net income (loss)	327,341	8,289	2,766	—	(1,157)	337,239
Other comprehensive income - derivative instruments	—	—	—	1,144	—	1,144
Issuance of units	43,083	—	—	—	—	43,083
Units repurchased and retired	(175,561)	—	—	—	—	(175,561)
General partner units issued in exchange for limited partner units	2,249	(2,249)	—	—	—	—
Redeemable units fair market value adjustment	2,798	—	—	—	—	2,798
Adjustment for limited partners’ capital at redemption value	2,057	(2,057)	—	—	—	—
Amortization of unearned compensation	14,045	—	—	—	—	14,045
Reclassification of preferred unit to a liability	9,668	—	(66,840)	—	—	(57,172)
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($4.590 per unit)	(533,082)	(13,382)	—	—	—	(546,464)
Acquisitions of noncontrolling interests	(5,468)	—	—	—	(8,209)	(13,677)
Contribution from noncontrolling interest	—	—	—	—	6,249	6,249
CAPITAL BALANCE SEPTEMBER 30, 2026	$5,288,497	$132,104	$—	$(4,231)	$11,772	$5,428,142

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2024	$5,882,336	$155,409	$66,840	$(7,064)	$27,894	$6,125,415
Net income	386,572	9,987	2,766	—	—	399,325
Other comprehensive income - derivative instruments	—	—	—	1,288	—	1,288
Issuance of units	(805)	—	—	—	—	(805)
Units repurchased and retired	(3,100)	—	—	—	—	(3,100)
Exercise of unit options	38	—	—	—	—	38
General partner units issued in exchange for limited partner units	6,759	(6,759)	—	—	—	—
Units issued in exchange for redeemable stock	2,109	—	—	—	—	2,109
Redeemable units fair market value adjustment	2,018	—	—	—	—	2,018
Adjustment for limited partners’ capital at redemption value	(91)	91	—	—	—	—
Amortization of unearned compensation	13,296	—	—	—	—	13,296
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($4.545 per unit)	(531,945)	(13,563)	—	—	—	(545,508)
Contribution from noncontrolling interest	—	—	—	—	2,750	2,750
CAPITAL BALANCE SEPTEMBER 30, 2025	$5,757,187	$145,165	$66,840	$(5,776)	$30,644	$5,994,060

6. Borrowings

The following table summarizes the Company’s outstanding debt as of September 30, 2026 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,300,000	4.0%	6/3/2032
Variable rate commercial paper program	750,000	4.1%	10/9/2026
Variable rate term loan	350,000	4.5%	11/15/2030
Variable rate revolving credit facility	110,000	4.4%	1/21/2030
Debt issuance costs, discounts and premiums	(31,229)
Total unsecured debt	$5,478,771	4.0%
Secured debt
Fixed rate property mortgages	$363,293	4.4%	1/26/2049
Debt issuance costs	(2,806)
Total secured debt	$360,487	4.4%
Total outstanding debt	$5,839,258	4.1%

Unsecured Revolving Credit Facility

MAALP has entered into an unsecured revolving credit facility, with a borrowing capacity of $1.5 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at a variable rate, at MAALP’s election, of either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.65% to 1.40% based upon MAALP’s credit rating, with the current spread at 0.725%, or (2) the base rate set forth in the credit agreement plus an applicable margin ranging from 0.00% to 0.40% based upon MAALP’s credit rating. The revolving credit facility has a maturity date in January 2030 with an option to extend for two additional six-month periods. As of September 30, 2026, MAALP had $110.0 million outstanding under the revolving credit facility, while $5.0 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $750.0 million. As of September 30, 2026, MAALP had $750.0 million of borrowings outstanding under the commercial paper program. For the three months ended September 30, 2026, the average daily borrowings outstanding under the commercial paper program were $708.9 million.

Unsecured Senior Notes

As of September 30, 2026, MAALP had $4.3 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 8 to 30 years, with a weighted average maturity in 2032.

In February 2026, MAALP publicly issued $200.0 million in aggregate principal amount of unsecured senior notes, maturing January 2033 with a coupon rate of 4.650% per annum, or the Additional 2033 Notes. The Additional 2033 Notes have an effective interest rate of 4.606% over the life of the notes. The Additional 2033 Notes were issued as additional notes under the indenture and the supplemental indenture pursuant to which MAALP previously issued $400.0 million in aggregate principal amount of unsecured senior notes in November 2025, or the Initial 2033 Notes. The Additional 2033 Notes will be treated as a single series of securities with the Initial 2033 Notes and will have the same CUSIP number as, and be fungible with, the Initial 2033 Notes. The purchase price paid by the purchasers of the Additional 2033 Notes was 100.237% of the principal amount. The net proceeds of the offering, after considering the original issue premium, cash received for interest due but not accrued, and underwriting commissions and expenses totaling a net amount of approximately $2.0 million, were $202.0 million. The Additional 2033 Notes have been reflected net of premium and debt issuance costs in the Condensed Consolidated Balance Sheets as of September 30, 2026.

In September 2026, MAALP retired $300.0 million of publicly issued unsecured senior notes at maturity.

Unsecured Term Loan

In June 2026, MAALP entered into an unsecured delayed draw term loan program (the “DDTL Facility”) with a syndicate of banks in the aggregate committed principal amount of up to $350.0 million. The DDTL Facility is scheduled to mature in November 2030. Amounts borrowed under the DDTL Facility will bear interest at a variable rate, at MAALP’s election, either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.675% to 1.550% based upon MAALP’s credit rating or (2) a base rate plus an applicable margin ranging from 0.00% to 0.550% based upon MAALP’s credit rating. The DDTL Facility also contains an uncommitted accordion feature that allows MAALP to increase the total amount of unsecured indebtedness under the DDTL Facility to $550.0 million. The amounts due under the DDTL Facility may be prepaid, in whole or in part, subject to payment of applicable breakage fees. As of September 30, 2026, there was $350.0 million outstanding under the DDTL Facility. MAALP used the loan proceeds for general corporate purposes, including repayment of other debt.

Secured Property Mortgages

As of September 30, 2026, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

Upcoming Debt Obligations

As of September 30, 2026, MAALP’s debt obligations over the next 12 months consist of approximately $1.5 billion of principal obligations, including $750.0 million of commercial paper borrowings and $110.0 million of revolving credit facility borrowings due October 2026, and $600.0 million of unsecured senior notes due June 2027.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of September 30, 2026 and December 31, 2025 totaled $4.6 billion and $4.7 billion, respectively, and had estimated fair values of $4.2 billion and $4.5 billion (excluding prepayment penalties) as of September 30, 2026 and December 31, 2025, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of September 30, 2026 and December 31, 2025 totaled $1.2 billion and $676.0 million, respectively, and the variable rate debt had estimated fair values of $1.2 billion and $676.0 million as of September 30, 2026 and December 31, 2025, respectively. The fair values of variable rate debt are determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

In August 2026, MAA delivered an irrevocable notice of redemption for all outstanding shares of its 8.50% Series I Cumulative Redeemable Preferred Stock (the “MAA Series I preferred stock”) (see Note 8). Prior to the issuance of the redemption notice, the Company recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. Upon issuance of the irrevocable redemption notice in August 2026, the redemption feature no longer provided future economic benefit beyond the fixed redemption amount, and the derivative asset was no longer separately recognized.

Prior to the issuance of the redemption notice, the derivative asset was valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares was compared to the value of the preferred shares assuming exercise of the call option, with the value of the bifurcated call option being the difference between the two values. The analysis reflected the contractual terms of the redeemable preferred shares. The Company used various inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA, treasury rates and available trading prices of the preferred shares, to determine the fair value of the bifurcated call option.

As of December 31, 2025, the redemption feature embedded in the MAA Series I preferred stock was reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and was adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations. The fair value of the embedded derivative was $14.3 million as of December 31, 2025.

The Company has determined the majority of the inputs used to value its outstanding debt fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt as of September 30, 2026 and December 31, 2025 were classified as Level 2 in the fair value hierarchy. The fair value measurement of the embedded derivative as of December 31, 2025 was also classified as Level 2. The embedded derivative was no longer separately recognized as of September 30, 2026 and, therefore, was not subject to classification within the fair value hierarchy as of that date.

The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of September 30, 2026, the Company had $4.2 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.5 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2026	2025
Terminated interest rate swaps	Interest expense	$(382)	$(430)
		Nine months ended September 30,
		2026	2025
Terminated interest rate swaps	Interest expense	$(1,144)	$(1,288)

		Gain (Loss) Recognized in Earnings on Derivative
	Location of Gain (Loss) Recognized	Three months ended September 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2026	2025
Preferred stock embedded derivative	Other non-operating (income) expense, net	$—	$2,009
		Nine months ended September 30,
		2026	2025
Preferred stock embedded derivative	Other non-operating (income) expense, net	$(483)	$3,292

8. Shareholders’ Equity of MAA

As of September 30, 2026, 115,993,211 shares of common stock of MAA and 2,893,844 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 118,887,055 shares of common stock and OP Units. As of September 30, 2025, 117,081,742 shares of common stock of MAA and 2,941,839 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 120,023,581 shares of common stock and OP Units.

Preferred Stock

In August 2026, MAA delivered an irrevocable notice of redemption for all 867,846 outstanding shares of the MAA Series I preferred stock, which represented MAA’s only outstanding series of preferred stock. Upon issuance of the redemption notice, the MAA Series I preferred stock was reclassified from equity to a liability at the $43.4 million redemption amount. The $9.7 million difference between the $53.1 million carrying value of the MAA Series I preferred stock and the redemption amount was recorded as an adjustment to “Additional paid-in capital” in MAA’s accompanying Condensed Consolidated Balance Sheet. As of September 30, 2026, the proceeds intended to fund the redemption amount were included in “Restricted cash” in MAA’s accompanying Condensed Consolidated Balance Sheet. On October 1, 2026, MAA redeemed all outstanding shares of the MAA Series I preferred stock for cash at a redemption price of $50.00 per share, plus accrued and unpaid dividends through the redemption date, for total cash consideration of $43.4 million.

At-the-Market Share Offering Program

MAA has entered into an at-the-market share offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to those agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock, at such times as determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three and nine months ended September 30, 2026, MAA sold 0.3 million shares of its common stock under the ATM program upon settlement of a forward sale agreement with a forward price per share of $130.34, which is inclusive of adjustments made to reflect the then-current federal funds rate and the commission paid to the sales agent, the proceeds from which were used to redeem the MAA Series I preferred stock. During the three and nine months ended September 30, 2025, MAA did not sell any shares of its common stock under the ATM program. As of September 30, 2026, 3.7 million shares of MAA’s common stock remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of September 30, 2026, there were 118,887,055 OP Units outstanding, 115,993,211, or 97.6%, of which were Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries) owned by MAA, MAALP’s general partner. The remaining 2,893,844 OP Units were Class A OP Units owned by Class A limited partners. As of September 30, 2025, there were 120,023,581 OP Units outstanding, 117,081,742, or 97.5%, of which were Class B OP Units owned by MAA with the remaining 2,941,839 OP Units being Class A OP Units owned by the Class A limited partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of MAALP subject to the restrictions specifically contained within MAALP’s agreement of limited partnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness and securing such indebtedness by mortgage, deed of trust, pledge or other lien on MAALP’s assets; and distributing MAALP’s cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. The general partner may delegate these and other powers granted to it if the general partner remains in supervision of the designee.

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

Net income of MAALP (after allocations to any preferred ownership interests then outstanding) is allocated to the general partner and limited partners based on their respective ownership percentages of MAALP. Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners. The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to MAALP in exchange for the issuance to MAA of a number of Class B OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, MAALP generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of MAALP. Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

As of September 30, 2026, a total of 2,893,844 Class A OP Units were outstanding and redeemable for 2,893,844 shares of MAA’s common stock, with an approximate value of $340.7 million, based on the closing price of MAA’s common stock on September 30, 2026 of $117.74 per share. As of September 30, 2025, a total of 2,941,839 Class A OP Units were outstanding and redeemable for 2,941,839 shares of MAA’s common stock, with an approximate value of $411.1 million, based on the closing price of MAA’s common stock on September 30, 2025 of $139.73 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

Previously, MAALP had one outstanding series of cumulative redeemable preferred units, the MAALP Series I preferred units. The MAALP Series I preferred units had the same characteristics as the MAA Series I preferred stock discussed in Note 8, and all outstanding MAALP Series I preferred units were owned by MAA. In connection with MAA’s redemption of the MAA Series I preferred stock on October 1, 2026, MAALP redeemed all outstanding MAALP Series I preferred units.

During the three and nine months ended September 30, 2026, MAALP issued 0.3 million units of its Class B OP Units, the proceeds from which were used to redeem the MAA Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of September 30, 2026, the Company’s operating leases had a weighted average remaining lease term of approximately 38 years and a weighted average discount rate of approximately 4.7%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2026 (in thousands):

Operating Leases
2026	$780
2027	3,136
2028	1,714
2029	820
2030	771
Thereafter	54,187
Total minimum lease payments	61,408
Net present value adjustments	(38,515)
Right-of-use lease liabilities	$22,893

Legal Proceedings

In late 2022 and early 2023, multiple putative class action lawsuits were filed against RealPage, Inc. and approximately 50 of the largest owners and operators of apartment communities in the country, including the Company, alleging that RealPage and such owners and operators conspired to artificially inflate multifamily residential rental prices through the use of RealPage’s revenue management software. In April 2023, those cases were centralized in the U.S. District Court for the Middle District of Tennessee in a case captioned In Re: RealPage, Inc., Rental Software Antitrust Litigation (No. II) (the “Class Action Litigation”). On January 26, 2026, the Company entered into a settlement agreement with the named plaintiffs in the Class Action Litigation, individually and on behalf of the class members, which was subsequently amended on April 28, 2026. The settlement agreement, as well as settlement agreements entered into by other defendants, received preliminary approval from the Court on May 22, 2026, and received final approval from the Court on October 15, 2026. On the same date, the Court entered final judgment dismissing with prejudice the claims against the settling defendants, including the Company.

Certain Attorneys General, including the D.C. Attorney General and Kentucky Attorney General, have appealed to the United States Court of Appeals for the Sixth Circuit the Court’s order denying their motion to intervene and to clarify or modify the preliminary approval order entered in connection with the proposed settlements, as well as the Court’s order enjoining class members from pursuing certain claims that would be released by the settlements that the Court preliminarily approved. The appeal remains pending.

Under the terms of the settlement agreement, the Company was required to pay an aggregate of $53.0 million into a settlement fund to settle all claims asserted, or that could have been asserted, against the Company relating to the alleged conduct at issue in the Class Action Litigation. The settlement payment was made in two equal installments of $26.5 million. The first payment was made in March 2026 and the second payment was made in May 2026. The settlement amount is inclusive of the recovery amount for class members, fees for the plaintiffs’ counsel, and the costs of administering the settlement. In addition, the settlement agreement includes certain prospective commitments regarding the Company’s business practices, including provisions relating to the disclosure and use of nonpublic data and the Company’s use of revenue management software, all of which the Company believes are consistent with its existing practices and will not require material changes to current operations. The deadline for eligible class members to request exclusion from or object to the settlements has passed. Although the Court has granted final approval and entered final judgment, the Attorneys General appeal described above remains pending, and there can be no assurance as to the effect, if any, that the appeal, or any other subsequent appeal, may have on the settlements or the final judgment.

In November 2023, a lawsuit alleging violations of the District of Columbia’s antitrust laws was filed in the Superior Court of the District of Columbia by the District of Columbia against RealPage, Inc. and a number of large apartment community owners and operators, including the Company (the “DC Litigation”). In September 2026, the Company entered into a Consent Judgment and Order with the Office of the Attorney General for the District of Columbia to resolve the DC Litigation against the Company, which was subsequently entered by the Court. Under the Consent Judgment and Order, the Company was required to pay the District of Columbia $1.2 million and has agreed to certain prospective commitments for a period of eight years relating to the Company’s use of revenue management software in the District of Columbia, communications with other owners and managers of multifamily residential properties, the use or disclosure of non-public information, and certain meetings involving other owners and managers of multifamily residential properties, none of which the Company believes will require material changes to current operations. The Consent Judgment and Order does not constitute an admission of liability, wrongdoing, violation of law, or admission of the truth of any allegation against the Company. The required payment was reflected in the Company’s accrual for loss contingencies as of September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $4.4 million and $62.5 million in the aggregate, respectively. The accrual for loss contingencies is presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets and in “Other non-operating (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations.

11. Segment Information

As of September 30, 2026, the Company owned and operated 294 multifamily apartment communities (which does not include development communities under construction) in 16 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

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

Property revenues and NOI for each reportable segment for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Same Store
Rental revenues	$515,330	$517,418	$1,542,538	$1,547,680
Other property revenues	3,738	3,602	10,948	11,206
Total Same Store revenues	519,068	521,020	1,553,486	1,558,886
Non-Same Store and Other
Rental revenues	40,478	33,077	114,129	93,397
Other property revenues	584	276	1,367	1,287
Total Non-Same Store and Other revenues	41,062	33,353	115,496	94,684
Total rental and other property revenues	$560,130	$554,373	$1,668,982	$1,653,570
Expenses:
Same Store
Real estate taxes	$65,685	$65,984	$199,612	$198,262
Personnel	44,612	44,686	129,881	129,450
Utilities	39,157	37,203	109,303	104,738
Building repair and maintenance	30,012	28,640	82,422	80,879
Marketing	8,332	7,289	24,575	22,684
Office operations	8,193	7,523	24,146	23,839
Insurance	7,038	7,816	22,593	24,737
Total Same Store expenses	203,029	199,141	592,532	584,589
Non-Same Store and Other
Total Non-Same Store and Other expenses	19,239	16,923	54,028	47,482
Total property operating expenses, excluding depreciation and amortization	$222,268	$216,064	$646,560	$632,071
Net Operating Income:
Same Store NOI	$316,039	$321,879	$960,954	$974,297
Non-Same Store and Other NOI	21,823	16,430	61,468	47,202
Total NOI	337,862	338,309	1,022,422	1,021,499
Depreciation and amortization	(166,745)	(156,650)	(491,163)	(462,521)
Property management expenses	(18,191)	(18,183)	(58,607)	(56,272)
General and administrative expenses	(13,393)	(12,525)	(45,255)	(40,957)
Interest expense	(54,625)	(46,277)	(159,166)	(136,549)
Gain on sale of depreciable real estate assets	—	—	55,419	71,842
Other non-operating income (expense), net	3,027	(1,253)	21,134	4,303
Income tax expense	(826)	(1,766)	(6,801)	(3,404)
(Expense) income from real estate joint venture	(1,299)	389	(744)	1,384
Net income attributable to noncontrolling interests	(1,812)	(2,506)	(7,132)	(9,987)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders	$83,076	$98,616	$327,341	$386,572

Assets for each reportable segment as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Same Store	$9,525,709	$9,683,810
Non-Same Store and Other	2,332,795	2,103,045
Corporate	184,109	188,528
Total assets	$12,042,613	$11,975,383

12. Real Estate Acquisitions and Dispositions

Acquisitions

During the nine months ended September 30, 2026, the Company did not acquire any multifamily apartment communities.

In August 2025, the Company closed on the acquisition of a 318-unit multifamily apartment community located in Kansas City, Kansas for approximately $96 million. The acquisition was determined to be an asset acquisition for accounting purposes and the purchase price was therefore allocated to the assets acquired based on their relative fair values. See Note 1 for additional disclosures regarding fair value measurements.

In July, April, February and January 2026, the Company acquired three acres of land in Herndon, Virginia for approximately $9 million, eleven acres of land in Nashville, Tennessee for approximately $16 million, four acres of land in Kansas City, Kansas for approximately $5 million and two acres of land in Arlington, Virginia for approximately $20 million, respectively.

In June 2025, the Company acquired a 19-acre land parcel in Charleston, South Carolina for approximately $9 million.

Dispositions

In May 2026, the Company closed on the disposition of a 194-unit multifamily apartment community located in Raleigh, North Carolina for net proceeds of approximately $40 million, resulting in a gain on the sale of depreciable real estate assets of approximately $35 million. In February 2026, the Company closed on the disposition of a 316-unit multifamily apartment community located in Houston, Texas for net proceeds of approximately $41 million, resulting in a gain on the sale of depreciable real estate assets of approximately $20 million.

In March 2025, the Company closed on the dispositions of a 336-unit and a 240-unit multifamily apartment community located in Columbia, South Carolina for net proceeds of approximately $81 million, resulting in a gain on the sale of depreciable real estate assets of approximately $72 million.

During the nine months ended September 30, 2026 and 2025, the Company did not dispose of any land parcels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.6% interest as of September 30, 2026. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of September 30, 2026, we owned and operated 294 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries. In addition, as of September 30, 2026, we had eight development communities under construction, and 37 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states as of September 30, 2026.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least a full 12 months as of the first day of the calendar year. Communities are considered stabilized when achieving 90% average physical occupancy for 90 days. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have experienced a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities and expenses related to severe weather events, including hurricanes and winter storms. Additional information regarding the composition of our segments is included in Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Overview of the Three Months Ended September 30, 2026

For the three months ended September 30, 2026, net income available for MAA common shareholders was $83.1 million as compared to $98.6 million for the three months ended September 30, 2025. Results for the three months ended September 30, 2026 included legal (recoveries), costs and settlements, net of $1.0 million, consisting of $2.4 million of income recorded in “Other non-operating (income) expense, net,” partially offset by $1.5 million of expense recorded in “(Expense) income from real estate joint venture.” Results for the three months ended September 30, 2025 included $8.9 million of accrued legal defense costs, partially offset by $5.4 million of non-cash gain from investments and $2.0 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred stock. Revenues for the three months ended September 30, 2026 increased 1.0% as compared to the three months ended September 30, 2025. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2026 increased by 2.9% as compared to the three months ended September 30, 2025. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended September 30, 2026, revenue for our Same Store segment declined by 0.4% as compared to the three months ended September 30, 2025, primarily driven by average physical occupancy and average effective rent per unit. The average effective rent per unit for our Same Store segment decreased to $1,691 for the three months ended September 30, 2026 as compared to $1,693 for the three months ended September 30, 2025, a 0.1% decrease for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the three months ended September 30, 2026, average physical occupancy for our Same Store segment was 95.3% as compared to 95.6% for the three months ended September 30, 2025. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

As of September 30, 2026, resident turnover for our Same Store segment was 39.6% as compared to 40.2% as of September 30, 2025. Resident turnover represents resident move outs, excluding transfers within the Same Store segment, as a percentage of expiring leases on a trailing twelve-month basis as of the end of the reported period.

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

Despite an uncertain macroeconomic backdrop, apartment demand in our markets remained steady during the third quarter of 2026, partially offsetting the high, but declining pressure from new deliveries in a number of our markets, while renewal pricing remained strong and resident turnover continued to improve. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to demand factors such as job growth, population growth, household formation, in-migration and housing affordability over the long term. We continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could suppress demand for apartments, drive lower rent growth on new leases and renewals than what we achieved in the three and nine months ended September 30, 2026 and could contribute to uncertain rent collections going forward. We believe that we will continue to see a decline in the impact of new apartment deliveries throughout the remainder of calendar year 2026 and into 2027.

On October 1, 2026, we completed the redemption of all outstanding shares of our MAA Series I preferred stock. The redemption removes a higher-cost component of our capital structure, eliminates approximately $3.7 million of annual preferred dividend obligations, and is expected to be modestly accretive to future Funds from Operations, or FFO, per share and cash flow available to common shareholders. We believe this transaction further strengthens our balance sheet and enhances our capacity to pursue future investment and capital allocation opportunities.

Capital remains available to investment-grade borrowers, such as us. However, overall borrowing costs remain at elevated levels relative to our existing fixed rate debt portfolio, and we expect this trend to continue. As of September 30, 2026, we had $1.2 billion of variable rate debt outstanding, consisting of $750.0 million under our commercial paper program, $350.0 million under our term loan program, and $110.0 million under our revolving credit facility. Accordingly, future borrowing activity may continue to expose us to higher interest costs.

Results of Operations

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

For the three months ended September 30, 2026, we achieved net income available for MAA common shareholders of $83.1 million, a 15.8% decrease as compared to the three months ended September 30, 2025, and total revenue growth of $5.8 million, representing a 1.0% increase in property revenues as compared to the three months ended September 30, 2025. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Property Revenues

The following table reflects our property revenues by segment for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,
	2026	2025	Increase (decrease)	% Change
Same Store	$519,068	$521,020	$(1,952)	(0.4)%
Non-Same Store and Other	41,062	33,353	7,709	23.1%
Total	$560,130	$554,373	$5,757	1.0%

The Same Store segment generated a 0.4% decrease in revenues for the three months ended September 30, 2026, which is the result of average physical occupancy decrease of 0.3% and average effective rent per unit decrease of 0.1% as compared to the three months ended September 30, 2025. The increase in property revenues from the Non-Same Store and Other segment for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily the result of increased revenues from completed units in development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,
	2026	2025	Increase (decrease)	% Change
Same Store	$203,029	$199,141	$3,888	2.0%
Non-Same Store and Other	19,239	16,923	2,316	13.7%
Total	$222,268	$216,064	$6,204	2.9%

The increase in property operating expenses for our Same Store segment for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by increases in utilities expense of $2.0 million, building repair and maintenance expense of $1.4 million, and marketing expense of $1.0 million. The increase in property operating expenses from the Non-Same Store and Other segment for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily the result of increased operating expenses from completed units in development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2026 was $166.7 million, an increase of $10.1 million as compared to the three months ended September 30, 2025. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after September 30, 2025 in the normal course of business through September 30, 2026.

Other Income and Expenses

Property management expenses for the three months ended September 30, 2026 were $18.2 million, consistent with the three months ended September 30, 2025. General and administrative expenses for the three months ended September 30, 2026 were $13.4 million, an increase of $0.9 million as compared to the three months ended September 30, 2025.

Interest expense for the three months ended September 30, 2026 was $54.6 million, an increase of $8.3 million as compared to the three months ended September 30, 2025. The increase was primarily due to an increase in our average outstanding debt balance and an increase of 7 basis points in our effective interest rate during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Other non-operating (income) expense, net for the three months ended September 30, 2026 was $3.0 million of income, an increase of $4.3 million as compared to the three months ended September 30, 2025. The income for the three months ended September 30, 2026 was primarily driven by $2.4 million of income included in legal (recoveries), costs and settlements, net. The expense for the three months ended September 30, 2025 was primarily driven by $8.9 million of accrued legal defense costs, partially offset by $5.4 million of non-cash gain from investments and $2.0 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred stock.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

For the nine months ended September 30, 2026, we achieved net income available for MAA common shareholders of $327.3 million, a 15.3% decrease as compared to the nine months ended September 30, 2025, and total revenue growth of $15.4 million, representing a 0.9% increase in property revenues as compared to the nine months ended September 30, 2025. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Property Revenues

The following table reflects our property revenues by segment for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine months ended September 30,
	2026	2025	Increase (decrease)	% Change
Same Store	$1,553,486	$1,558,886	$(5,400)	(0.3)%
Non-Same Store and Other	115,496	94,684	20,812	22.0%
Total	$1,668,982	$1,653,570	$15,412	0.9%

The Same Store segment generated a 0.3% decrease in revenues for the nine months ended September 30, 2026, primarily the result of average effective rent per unit decrease of 0.2% as compared to the nine months ended September 30, 2025. The increase in property revenues from the Non-Same Store and Other segment for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily the result of increased revenues from completed units in development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities, landscaping and other operating expenses. The following table reflects our property operating expenses by segment for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine months ended September 30,
	2026	2025	Increase (decrease)	% Change
Same Store	$592,532	$584,589	$7,943	1.4%
Non-Same Store and Other	54,028	47,482	6,546	13.8%
Total	$646,560	$632,071	$14,489	2.3%

The increase in property operating expenses for our Same Store segment for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by increases in utilities expense of $4.6 million, marketing expense of $1.9 million, and building repair and maintenance expense of $1.5 million. The increase in property operating expenses from the Non-Same Store and Other segment for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily the result of increased operating expenses from completed units in development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2026 was $491.2 million, an increase of $28.6 million as compared to the nine months ended September 30, 2025. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after September 30, 2025 in the normal course of business through September 30, 2026.

Other Income and Expenses

Property management expenses for the nine months ended September 30, 2026 were $58.6 million, an increase of $2.3 million as compared to the nine months ended September 30, 2025. General and administrative expenses for the nine months ended September 30, 2026 were $45.3 million, an increase of $4.3 million as compared to the nine months ended September 30, 2025.

Interest expense for the nine months ended September 30, 2026 was $159.2 million, an increase of $22.6 million as compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in our average outstanding debt balance, an increase of 5 basis points in our effective interest rate and a decrease in capitalized interest during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Other non-operating (income) expense, net for the nine months ended September 30, 2026 was $21.1 million of income, an increase of $16.8 million as compared to the nine months ended September 30, 2025. The income for the nine months ended September 30, 2026 was primarily driven by $20.5 million of non-cash gain from investments. The income for the nine months ended September 30, 2025 was primarily driven by $5.8 million of non-cash gain from investments, $3.7 million of net casualty related recoveries, and $3.3 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $8.9 million of accrued legal defense costs.

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

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments, net of tax; casualty related (recoveries) and charges, net; gain or loss on debt extinguishment; legal (recoveries), costs and settlements, net, and mark-to-market debt adjustments. Because net income attributable to noncontrolling interests is added back to FFO, Core FFO, when used in this Quarterly Report on Form 10-Q, represents Core FFO attributable to common shareholders and unitholders.

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

The following table presents a reconciliation of net income available for MAA common shareholders to FFO attributable to common shareholders and unitholders and Core FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2026 and 2025, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income available for MAA common shareholders	$83,076	$98,616	$327,341	$386,572
Depreciation and amortization of real estate assets	165,354	155,267	486,884	458,407
Gain on sale of depreciable real estate assets	—	—	(55,419)	(71,842)
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	135	168	473	499
Net income attributable to noncontrolling interests	1,812	2,506	7,132	9,987
FFO attributable to common shareholders and unitholders	250,377	256,557	766,411	783,623
(Gain) loss on embedded derivative in preferred shares (1)	—	(2,009)	483	(3,292)
Gain on investments, net of tax (1) (2)	(3)	(4,396)	(16,172)	(4,733)
Casualty related charges and (recoveries), net (1)	476	(127)	2,696	(3,695)
Legal (recoveries), costs and settlements, net (1) (3)	(959)	8,908	(959)	8,908
Core FFO attributable to common shareholders and unitholders	$249,891	$258,933	$752,459	$780,811
(1)
Included in “Other non-operating (income) expense, net” in the Condensed Consolidated Statements of Operations.
(2)
For the three months ended September 30, 2025, gain on investments is presented net of tax expense of $1.0 million. For the nine months ended September 30, 2026 and 2025, gain on investments is presented net of tax expense of $4.3 million and $1.0 million, respectively.
(3)
For the three and nine months ended September 30, 2026, legal (recoveries), costs and settlements, net includes $2.4 million of income recorded in “Other non-operating (income) expense, net” and $1.5 million of expense recorded in “(Expense) income from real estate joint venture.” The income reflects reimbursements from an unconsolidated real estate joint venture for legal defense costs incurred by MAA in connection with the DC Litigation involving MAA and RealPage. The expense reflects MAA’s share of the corresponding reimbursement costs recognized by the unconsolidated real estate joint venture. For the three and nine months ended September 30, 2025, we recognized $8.9 million of accrued legal defense costs that are expected to be incurred through July 2027.

Core FFO attributable to common shareholders and unitholders for the three months ended September 30, 2026 was $249.9 million, a decrease of $9.0 million as compared to the three months ended September 30, 2025, primarily as a result of an increase in interest expense of $8.3 million.

Core FFO attributable to common shareholders and unitholders for the nine months ended September 30, 2026 was $752.5 million, a decrease of $28.4 million as compared to the nine months ended September 30, 2025, primarily as a result of increases in interest expense of $22.6 million, property operating expenses, excluding depreciation and amortization, of $14.5 million, general and administrative expenses of $4.3 million, and property management expenses of $2.3 million, partially offset by an increase in property revenues of $15.4 million.

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

The following table presents a reconciliation of unsecured notes payable, net and secured notes payable, net to net debt as of September 30, 2026 and December 31, 2025, as we believe unsecured notes payable, net and secured notes payable, net, combined, is the most directly comparable GAAP measure (dollars in thousands):

	September 30, 2026	December 31, 2025
Unsecured notes payable, net	$5,478,771	$5,044,979
Secured notes payable, net	360,487	360,393
Total debt	5,839,258	5,405,372
Cash and cash equivalents	(25,693)	(60,258)
Net debt	$5,813,565	$5,345,114

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the trailing twelve months ended September 30, 2026 and December 31, 2025, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Twelve Months Ended
	September 30, 2026	December 31, 2025
Net income	$394,480	$456,566
Depreciation and amortization	650,937	622,295
Interest expense	207,874	185,257
Income tax expense	7,992	4,595
EBITDA	1,261,283	1,268,713
Gain on sale of depreciable real estate assets	(55,643)	(72,066)
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,547	1,424
EBITDAre	1,207,187	1,198,071
Loss (gain) on embedded derivative in preferred shares (1)	2,664	(1,111)
Gain on investments (1)	(22,138)	(7,457)
Casualty related charges and (recoveries), net (1)	1,793	(4,598)
Legal costs, settlements and (recoveries), net (1) (2)	52,041	61,908
Adjusted EBITDAre	$1,241,547	$1,246,813
(1)
Included in “Other non-operating (income) expense, net” in the Condensed Consolidated Statements of Operations.
(2)
For the trailing twelve months ended September 30, 2026 and December 31, 2025, in accordance with our accounting policies, we recognized $52.0 million and $61.9 million, respectively, of accrued legal settlements and legal defense costs.

Our net debt to Adjusted EBITDAre ratio as of September 30, 2026 was 4.7x as compared to a ratio of 4.3x as of December 31, 2025. Adjusted EBITDAre decreased $5.3 million for the trailing twelve months ended September 30, 2026 as compared to the trailing twelve months ended December 31, 2025, while net debt increased $468.5 million as of September 30, 2026 as compared to December 31, 2025. The decrease in Adjusted EBITDAre was primarily due to increases in property operating expenses, excluding depreciation and amortization, general and administrative expenses, and property management expenses, partially offset by an increase in property revenues, while the increase in net debt was primarily due to an increase in unsecured notes payable, net, and a decrease in cash and cash equivalents. The increase in unsecured notes payable, net, was primarily driven by an increase in cash requirements to fund development activities.

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

As of September 30, 2026, we had $660.7 million of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $739.6 million for the nine months ended September 30, 2026, a decrease of $76.9 million as compared to the nine months ended September 30, 2025. The decrease in operating cash flows was primarily driven by the timing of cash payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $468.4 million for the nine months ended September 30, 2026, a decrease of $24.3 million as compared to the nine months ended September 30, 2025. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		Increase (Decrease)
	2026	2025	in Net Cash
Purchases of real estate and other assets	$(59,140)	$(104,880)	$45,740
Capital improvements and other	(275,712)	(257,163)	(18,549)
Development costs	(213,792)	(207,295)	(6,497)

The decrease in cash outflows for purchases of real estate and other assets was driven by the nature of real estate assets acquired during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. We acquired land parcels for four developments and no apartment community during the nine months ended September 30, 2026 while we acquired one land parcel and one apartment community during the nine months ended September 30, 2025. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spending relating to our property redevelopment and repositioning activities during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in cash outflows for development costs was primarily driven by increased development activity during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Cash Flows from Financing Activities

Net cash used in financing activities was $259.8 million for the nine months ended September 30, 2026, a decrease of $74.8 million as compared to the nine months ended September 30, 2025. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the nine months ended September 30,		(Decrease) Increase
	2026	2025	in Net Cash
Net proceeds from commercial paper	$74,000	$213,000	$(139,000)
Net proceeds from revolving credit facility	110,000	—	110,000
Proceeds from notes payable	550,474	—	550,474
Principal payments on notes payable	(300,000)	—	(300,000)
Repurchase of common shares	(172,795)	—	(172,795)
Proceeds from issuances of common shares	44,640	1,089	43,551
Acquisitions of noncontrolling interests	(14,498)	—	(14,498)

The decrease in cash inflows related to net proceeds from commercial paper resulted from the decrease in net borrowings of $74.0 million under our commercial paper program during the nine months ended September 30, 2026 as compared to net borrowings of $213.0 million under our commercial paper program during the nine months ended September 30, 2025. The increase in cash inflows related to net proceeds from revolving credit facility resulted from the increase in net borrowings of $110.0 million during the nine months ended September 30, 2026 as compared to no borrowings during the nine months ended September 30, 2025. The increase in cash inflows for proceeds from notes payable resulted from the issuances of $350.0 million of unsecured variable rate term loans and $200.0 million of unsecured senior notes during the nine months ended September 30, 2026 as compared to no issuance of unsecured variable rate term loans or unsecured senior notes during the nine months ended September 30, 2025. The increase in cash outflows for principal payments on notes payable resulted from the retirement of $300.0 million of unsecured senior notes during the nine months ended September 30, 2026 as compared to no retirement of unsecured senior notes during the nine months ended September 30, 2025. The increase in cash outflows related to the repurchase of common shares resulted from MAA’s repurchase of 1.3 million shares of its common stock at a weighted average share price of $129.41 per share for total consideration of $172.8 million under its share repurchase program during the nine months ended September 30, 2026 as compared to no repurchase of common shares during the nine months ended September 30, 2025. The increase in cash inflows from the proceeds from issuances of common shares resulted from the sale of 0.3 million shares of common stock under the Company’s ATM program upon settlement of a forward sale agreement with a forward sale price per share of $130.34, which is inclusive of adjustments made to reflect the then-current federal funds rate and the commission paid to the sales agent during the nine months ended September 30, 2026 as compared to no common share issuances under the ATM program during the nine months ended September 30, 2025. The increase in cash outflows from acquisitions of noncontrolling interests resulted from the acquisitions of the noncontrolling interests in two consolidated real estate entities during the nine months ended September 30, 2026 as compared to no acquisition of noncontrolling interest during the nine months ended September 30, 2025.

Debt

The following schedule reflects our outstanding debt as of September 30, 2026 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,300,000	5.7	4.0%
Variable rate commercial paper program	750,000	0.1	4.1%
Variable rate term loan	350,000	0.1	4.5%
Variable rate revolving credit facility	110,000	0.1	4.4%
Debt issuance costs, discounts and premiums	(31,229)
Total unsecured debt	$5,478,771	4.5	4.0%
Secured debt
Fixed rate property mortgages	$363,293	22.3	4.4%
Debt issuance costs	(2,806)
Total secured debt	$360,487	22.3	4.4%
Total debt	$5,839,258	5.6	4.1%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and premiums, as of September 30, 2026 (dollars in thousands):

	Commercial Paper⁽¹⁾ & Revolving Credit Facility⁽²⁾	Senior Notes	Other Unsecured	Property Mortgages	Total
2026	$750,000	$—	$—	$—	$750,000
2027	—	599,497	—	—	599,497
2028	—	398,975	—	—	398,975
2029	—	553,688	—	—	553,688
2030	110,000	298,830	347,813	—	756,643
2031	—	447,451	—	—	447,451
2032	—	395,989	—	—	395,989
2033	—	593,040	—	—	593,040
2034	—	344,989	—	—	344,989
2035	—	344,810	—	—	344,810
Thereafter	—	293,689	—	360,487	654,176
Total	$860,000	$4,270,958	$347,813	$360,487	$5,839,258
(1)
There was $750.0 million outstanding under MAALP’s unsecured commercial paper program as of September 30, 2026. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $750.0 million. For the three months ended September 30, 2026, the average daily borrowings outstanding under the commercial paper program were $708.9 million.
(2)
There was $110.0 million outstanding under MAALP’s $1.5 billion unsecured revolving credit facility as of September 30, 2026. The facility has a maturity date of January 2030 with two six-month extension options.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts and premiums, as of September 30, 2026 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2026	$—	—
2027	599,497	3.7%
2028	398,975	4.2%
2029	553,688	3.7%
2030	298,830	3.1%
2031	447,451	1.8%
2032	395,989	5.4%
2033	593,040	4.7%
2034	344,989	5.1%
2035	344,810	5.1%
Thereafter	654,176	3.8%
Total	$4,631,445	4.0%

Unsecured Revolving Credit Facility & Commercial Paper

MAALP maintains an unsecured revolving credit facility with a borrowing capacity of $1.5 billion and an option to expand to $2.0 billion. The revolving credit facility bears interest at a variable rate, at MAALP’s election, of either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.65% to 1.40% based upon MAALP’s credit rating, with the current spread at 0.725%, or (2) the base rate set forth in the credit agreement plus an applicable margin ranging from 0.00% to 0.40% based upon MAALP’s credit rating. The revolving credit facility has a maturity date in January 2030 with an option to extend for two additional six-month periods. As of September 30, 2026, MAALP had $110.0 million outstanding balance under the revolving credit facility, while $5.0 million of capacity was used to support outstanding letters of credit.

MAALP has established an unsecured commercial paper program whereby MAALP may issue unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $750.0 million. As of September 30, 2026, MAALP had $750.0 million of borrowings outstanding under the commercial paper program. For the three months ended September 30, 2026, the average daily borrowings outstanding under the commercial paper program were $708.9 million.

Unsecured Senior Notes

As of September 30, 2026, MAALP had $4.3 billion of publicly issued unsecured senior notes outstanding.

In February 2026, MAALP publicly issued $200.0 million in aggregate principal amount of unsecured senior notes, maturing January 2033 with a coupon rate of 4.650% per annum, or the Additional 2033 Notes. The Additional 2033 Notes were issued as additional notes under the indenture and the supplemental indenture pursuant to which MAALP previously issued $400.0 million in aggregate principal amount of unsecured senior notes in November 2025, or the Initial 2033 Notes. The Additional 2033 Notes will be treated as a single series of securities with the Initial 2033 Notes and will have the same CUSIP number as, and be fungible with, the Initial 2033 Notes. The purchase price paid by the purchasers of the Additional 2033 Notes was 100.237% of the principal amount. The net proceeds of the offering, after considering the original issue premium, cash received for interest due but not accrued, and underwriting commissions and expenses totaling a net amount of approximately $2.0 million, were $202.0 million. The Additional 2033 Notes have been reflected net of premium and debt issuance costs in the Condensed Consolidated Balance Sheets as of September 30, 2026.

In September 2026, MAALP retired $300.0 million of publicly issued unsecured senior notes at maturity.

Unsecured Term Loan

In June 2026, MAALP entered into an unsecured delayed draw term loan program (the “DDTL Facility”) with a syndicate of banks in the aggregate committed principal amount of up to $350.0 million. The DDTL Facility is scheduled to mature in November 2030. Amounts borrowed under the DDTL Facility will bear interest at a variable rate, at MAALP’s election, either (1) based upon the Secured Overnight Financing Rate plus an applicable margin ranging from 0.675% to 1.550% based upon MAALP’s credit rating or (2) a base rate plus an applicable margin ranging from 0.00% to 0.55% based upon MAALP’s credit rating. The DDTL Facility also contains an uncommitted accordion feature that allows MAALP to increase the total amount of unsecured indebtedness under the DDTL Facility to $550.0 million. The amounts due under the DDTL Facility may be prepaid, in whole or in part, subject to payment of applicable breakage fees. As of September 30, 2026, there was $350.0 million outstanding under the DDTL Facility. MAALP used the loan proceeds for general corporate purposes, including repayment of other debt.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of September 30, 2026, MAALP had $363.3 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of September 30, 2026, MAA owned 115,993,211 OP Units, representing a 97.6% limited partnership interest in MAALP, while the remaining 2,893,844 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 2,893,844 shares of its common stock that, as of September 30, 2026, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

MAA maintains an at-the-market share offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the ATM program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to those agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock at such times as determined by MAA.

MAA has no obligation to issue shares through the ATM program. During the three and nine months ended September 30, 2026, MAA sold 0.3 million shares of its common stock under the ATM program upon settlement of a forward sale agreement with a forward price per share of $130.34, which is inclusive of adjustments made to reflect the then-current federal funds rate and the commission paid to the sales agent, the proceeds from which were used to redeem the MAA Series I preferred stock. During the three and nine months ended September 30, 2025, MAA did not sell any shares of its common stock under the ATM program. As of September 30, 2026, 3.7 million shares of MAA’s common stock remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of September 30, 2026, we had $883.2 million of outstanding debt and debt service obligations payable in the year ending December 31, 2026, including $750.0 million of commercial paper borrowings and $110.0 million of revolving credit facility borrowings due October 2026, and $23.2 million of interest payments on fixed rate debt obligations in the year ending December 31, 2026. For a schedule of the maturity dates of our outstanding debt beyond 2026, see the “Liquidity and Capital Resources - Debt” section above. As of September 30, 2026, we also had obligations to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of September 30, 2026, we had committed to make additional capital contributions totaling up to $16.9 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of September 30, 2026, we had eight development communities under construction totaling 2,236 apartment units once complete. Total expected costs for the eight development projects are $760.0 million, of which $395.6 million had been incurred through September 30, 2026. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2026, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2025. We expect to have additional development projects in the future.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. We expect to pay quarterly dividends at an annual rate of $6.12 per share of MAA’s common stock during the year ending December 31, 2026. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

For information regarding our material cash requirements as of December 31, 2025, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 6, 2026.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the nine months ended September 30, 2026, we experienced inflationary pressures that drove higher operating expenses, primarily in utilities, marketing expenses and building repair and maintenance.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 6, 2026, for discussions of our critical accounting estimates. During the three months ended September 30, 2026, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of September 30, 2026, 29.4% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and from time to time interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of September 30, 2026, 79.3% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 6, 2026.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

In December 2015, MAA’s Board of Directors authorized a 4.0 million share repurchase program. The following table summarizes all of MAA’s repurchases of shares of its common stock under this program during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
Beginning Balance	1,147,349		1,147,349	2,852,651
July 1, 2026 - July 31, 2026	—	$—	—	2,852,651
August 1, 2026 - August 31, 2026	—	$—	—	2,852,651
September 1, 2026 - September 30, 2026	394,570	$126.72	394,570	2,458,081
Balance as of September 30, 2026	1,541,919		1,541,919	2,458,081
(1)
This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.

During the three months ended September 30, 2026, certain of the Company’s employees surrendered shares of common stock owned by them to satisfy their statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Long Term Incentive Plan (the “LTIP”). The following table summarizes all of these repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	N/A	N/A
August 1, 2026 - August 31, 2026	—	$—	N/A	N/A
September 1, 2026 - September 30, 2026	—	$—	N/A	N/A
Total	—
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company who adopted any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) during the quarter ended September 30, 2026. Each of these Rule 10b5-1 trading arrangements was adopted during an open trading window.

NAME	TITLE	ADOPTION DATE	START DATE	END DATE	NATURE OF TRADING ARRANGEMENT	AGGREGATE NUMBER OF SECURITIES
A. Clay Holder	EVP, Chief Financial Officer	9/3/2026	1/6/2027	4/30/2027	Sale of shares of common stock	20% of net shares from vesting of restricted stock awards (gross vesting quantity: 4,249 shares) (1)
Robert J. DelPriore	EVP, Chief Administrative Officer and General Counsel	8/14/2026	1/4/2027	6/4/2027	Sale of shares of common stock	Lesser of 100% of net shares from vesting of restricted stock awards (gross vesting quantity: 6,669 shares) (1) or $500,000
Timothy Argo	EVP, Chief Strategy and Analysis Officer	9/14/2026	1/6/2027	4/30/2027	Sale of shares of common stock	10% of net shares from vesting of restricted stock awards (gross vesting quantity: 3,042 shares) (1)
Melanie Carpenter	EVP, Chief Human Resources Officer	9/8/2026	1/6/2027	4/30/2027	Sale of shares of common stock	100% of net shares from vesting of restricted stock awards (gross vesting quantity: 1,974 shares) (1)
Amber Fairbanks	EVP, Property Management	9/8/2026	1/6/2027	4/15/2027	Sale of shares of common stock	50% of net shares from vesting of restricted stock awards (gross vesting quantity: 2,455 shares) (1)
(1)
Net shares are net of tax withholding.

During the quarter ended September 30, 2026, no director or officer of the Company terminated any “Rule 10b5-1 trading arrangement.”

Non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 29, 2026	By:	/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 29, 2026		/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)